Form 10QSB
period 2005-03-31
WAKO LOGISTICS GROUP INC
filed 2005-05-18
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0262555
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3606-8, 36/F, Citibank Tower, Citibank Plaza, 3 Garden Road, Central Hong Kong
(Address of Principal Executive Offices)     (Zip Code)

 852-27998000 - (212) 924-3548
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of May 13, 2005 the registrant had 20,641,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2005

Item Number in
Form 10-QSB		Page

PART I. FINANCIAL INFORMATION

1.	Financial statements quarter ended March 31, 2005
2.	Management's Discussion and Analysis or Plan of Operation
3.	Controls and Procedures

PART II. OTHER INFORMATION

1.	Legal Proceedings
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Default Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Consolidated Statements of Operations
3 months period ended March 31, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

		3 months period ended March 31,
		2004	2005
		(unaudited)	(unaudited)
	Note	US$	US$
Revenues:
Freight		3,909	5,889
Agency services		29	234
Other services		639	723

Total revenues		4,577	6,846

Operating expenses
Cost of forwarding		(3,783)	(5,748)
Selling and administrative expenses		(650)	(935)
Depreciation		(9)	(22)

Total operating expenses		(4,442)	(6,705)

Income from operations		135	141
Other income (expense)
Interest income		1	4
Interest expense		-	(4)
Other income, net		4	25

Income before income taxes		140	166

Provision for income taxes		(27)	(40)

Income from operations		113	126

Net income per share		0.01	0.01

Weighted average common shares outstanding Basic and diluted		20,441,000	20,441,000

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At March 31, 2005

(Dollars in thousands except share data and per share amounts)

		At March 31, 2005
		(unaudited)
	Note	US$
ASSETS
Current assets
Cash and cash equivalents		2,095
Restricted cash		524
Trade receivables, net		4,249
Deposits, prepayments and other current assets		90
Due from related parties	4	304
Total current assets		7,262

Property, plant and equipment, net		210

Total assets		7,472

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		4
Trade payables		3,379
Accrued charges and other creditors		219
Bank loan - maturing within one year	2	224
Due to related parties	4	54
Due to directors	4	2,058
Income tax payable		163

Total current liabilities		6,101

Non-current liabilities
Bank loan - maturing after one year	2	131

Commitments and contingencies	3	-

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and nil issued
Common stock US$0.001 par value, 55 million shares authorized, 20,441,000 shares issued and outstanding		20
Additional paid-in capital		456
Accumulated other comprehensive income		9
Retained earnings		755

Total stockholders' equity		1,240

Total liabilities and stockholders' equity		7,472

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
3 months period ended March 31, 2004 and 2005

(Dollars in thousands except share data and per share amounts)
	3 months period ended March 31,
	2004	2005
	(unaudited)	(unaudited)
	US$	US$
Cash flows from operating activities:
Net income	113	126

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9	22
Bad debts written off	16	-
Other non-cash items	61	7

Changes in working capital:
Trade receivables	(214)	(558)
Deposit and prepayment	(81)	64
Due from related parties	430	37
Trade payables	62	1,037
Accrued charges and other creditors	53	-
Due to related parties	(52)	-
Due to directors	381	325
Income tax payable	27	40

Net cash provided by operating activities	805	1,100

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(80)	(66)

Cash flows from financing activities:
Certificate of deposits	-	115
Restricted cash	-	(179)
Bank overdrafts	(269)	(135)
Bank loan repaid	-	(73)
Dividend paid	(538)	-
Due from related parties	-	27
Issue of new shares	159	-
Advance from director	-	1,000

Net cash (used in) provided by financing activities	(648)	755

Net increase in cash and cash equivalents	77	1,789
Cash and cash equivalents at beginning of period	70	306

Cash and cash equivalents at end of period	147	2,095

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

1.	BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2005 and for the 3 months period ended March 31, 2005 and 2004, have been prepared by the Company, without audit. Following the change of the Company’s financial year end date from April 30 to December 31, these quarterly financial statements including the corresponding comparative figures are prepared based on the newly adopted financial year end date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited annual financial statements for the 8 months period ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for the 3 months period ended March 31, 2005 and 2004, have been made. The results of operations for the 3 months period ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
2.	BANKING FACILITIES

The Wako Group has obtained bank facilities from creditworthy commercial banks in Hong Kong as follows:

At March 31, 2005
(unaudited)
US$
Facilities granted
Uncommitted guarantee line	-
Committed line - bank guarantee	510
- bank loan	449

Total line	959

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

2.	BANKING FACILITIES (CONTINUED)

At March 31, 2005
(unaudited)
US$
Utilized
Uncommitted guarantee line
Committed line - bank guarantee	510
- bank loan	355

Total utilized	865

The facility amount is agreed by the banker and the Wako Group from time to time. The facilities in relation to bank guarantees are fully cash-collateralised. Bank loan is unsecured and repayable within two years by monthly installments. During the 3 months period ended March 31, 2005, the interest rate of the bank loan was 4.125% per annum.

3.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Wako Group rent office space, directors’ quarters and certain office equipment under non-cancellable operating leases. The following table summarizes these approximate future minimum lease payments in effect as of March 31, 2005:

At March 31, 2005
(unaudited)
US$

Within one year	257
Over one year but not exceeding two years	73
Over two years but not exceeding three years	13
Over three years but not exceeding four years	13
Over four years but not exceeding five years	-
Thereafter	-

Total operating lease commitments	356

Rent expense under operating leases for the 3 months period ended March 31, 2004 and 2005 was US$28 and US$54 respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

3.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group has entered into written agreements with various carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of March 31, 2005, the minimum amount of such cargo space to be utilized in the next year are US$1,680.

Contingencies – outstanding claims

Wako Group is subject to claims that arise primarily in the ordinary course of business. Such claims are in general covered by a group insurance policy.

As of March 31, 2005, the aggregate outstanding amount being claimed was US$66. It is the opinion of management that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Wako Group.

4.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Wako Group

Christopher Wood (“CW”)	Shareholder and director of the Wako Group
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“ACSP”)	CW was a shareholder and director of ACSP until June 25, 2004
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Mountland Development Limited (“MDL”)	CW is a shareholder and director of MDL
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Yadley Hong Kong Limited (“YHKL”)	PY is a shareholder and director of YHKL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of March 31, 2005)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC #	CW PY	50% 50%

ACSP	Provision of sea freight and air freight forwarding services in Australia #	CW (up to June 25, 2004) Others	40% 60%

ALI	Provision of sea freight and air freight forwarding services in the United States #	PY Others	35% 55%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW (up to January 3, 2005) Others	50% 50%

MDL	Property holding for letting to the Wako Group until February 2004	CW	100%

JWP	Property holding for letting to the Wako Group	CW	100%

YHKL	Property holding for letting to the Wako Group	PY and his spouse	100%

# :    In the normal course of business, Wako Group entered into agency agreements with various overseas agents so that both the Wako Group and these overseas agents can jointly handle the shipments in both the port of loading and the port of destination.

Under these agency agreements, both the Wako Group and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective services fees from the other party and either the shipper or the consignee.

In addition to the above, under the agency agreements, sometimes either the Wako Group or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is solely determined by both the shipper and the consignee, both Wako Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Wako Group or the overseas agent has to raise an invoice to the other party for an amount attributable to him. The amounts include the services fees earned and may also include the freight cost collected by the other party.

During the period covered by these financial statements, certain overseas agents are related parties as mentioned above. For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by Wako Group from related party overseas agents and the handle fees paid by Wako Group to related party overseas agents are disclosed as related party transactions. The amounts that Wako Group billed to the related party overseas agents, who only acted as collection agents, were not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to Wako Group, who only acted as a collection agent, were not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

At March 31, 2005
(unaudited)
US$
Due from related parties (Note (i))
WEC	292
WLT	12

304

Due to related parties (Note (i))
WEC	52
WLT	2

54

Due to directors (Note (i))
CW	2,058

Notes:

(i)	The amounts due from / to related parties and director(s) are unsecured, interest-free and repayable on demand.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WEC	ACSP	ALI	WLT	Total
	US$	US$	US$	US$	US$

January 1, 2004	700	224	213	25	1,162

Trade transactions	-	276	64	11	351
Expenses paid	56	34	3	-	93
Net settlements	(310)	(494)	(4)	(12)	(820)

March 31, 2004	446	40	276	24	786

January 1, 2005	208	-	97	11	316

Trade transactions	202	-	-	1	203
Expenses paid	92	-	-	-	92
Net settlements	(262)	-	-	(2)	(264)
Reclassified as non-related parties	-	-	(97)	-	(97)

March 31, 2005	240	-	-	10	250

Notes:

•
Trade transactions include revenues earned by the Group and amounts collected on behalf of the Group (or freight costs incurred by the Group and amounts collected on behalf of the agents) in the ordinary course of business.

•	Expenses paid include amounts paid by the Group on the agents’ behalf (or paid by the agents on the Group’s behalf).

•	Net settlements are the amounts which the Group paid (or received).

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions

	3 months period ended March 31,
	2004	2005
	(unaudited)	(unaudited)
	US$	US$
Handling income received/receivable
WEC	-	5

Handling fee paid/payable
ACSP	39	-
ALI	23	-
WEC	-	16
WLT	1	-

Rental paid/payable
MDL	12	-
JWP	11	16
YHKL	12	-

Summary of transactions during the periods with directors / shareholders:

	CW	PY	Total
	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$

January 1, 2004	(1,007)	(87)	(1,094)
Dividends paid by subsidiaries	(404)	(135)	(539)
Expenses / draws	310	123	433

March 31, 2004	(1,101)	(99)	(1,200)

January 1, 2005	(733)	-	(733)
Advance	(1,325)	-	(1,325)

March 31, 2005	(2,058)	-	(2,058)

Notes:

•	Dividends include the amounts declared as dividends and payable.

•	Expenses / Draws include amounts that were either paid directly to or for the benefit of CW or PY

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

5.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	3 months period ended March 31,
	2004	2005
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expenses	-	4

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

6.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in two business segments, being the provision of (i) air forwarding and (ii) sea forwarding services. The following table summarized the Group’s operations analyzed into air and sea forwarding services:

(i)	During the 3 months period ended March 31, 2004 and 2005 (unaudited)

	Air forwarding		Sea forwarding		Elimination		Total
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	2,648	4,121	1,929	3,058		(333)	4,577	6,846
Cost of forwarding	(2,380)	(3,742)	(1,403)	(2,339)		333	(3,783)	(5,748)
Depreciation	(3)	(7)	(6)	(15)			(9)	(22)
Interest income	1	4	-	-			1	4
Interest expenses	-	(1)	-	(3)			-	(4)
Other segment income	-	5	4	56		(36)	4	25
Other segment expenses	(217)	(325)	(370)	(626)		36	(587)	(915)
Taxation	-	(12)	(27)	(28)			(27)	(40)

	49	43	127	103			176	146

Corporate expenses							(63)	(20)

Segment income before income taxes							113	126

Segment assets	2,306	4,050	2,254	4,717	(960)	(2,409)	3,600	6,358

Unallocated assets							464	1,114

Total assets							4,064	7,472

Property, plant and equipment – additions	23	45	57	21			80	66

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months period ended March 31, 2004 and 2005

6.	POST BALANCE SHEET EVENTS

In April 2005, the Group completed the acquisition of 100% equity in Kay O’Neill (USA) LLC at a total consideration of US$1,625. The acquiree is engaged in freight forwarding business in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and our actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.

OVERVIEW

Wako Logistics Group, Inc. through its operating subsidiaries Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) and Wako Express (China) Co. Ltd., a wholly-owned subsidiary of WEHK (“WE China”), is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong and Mainland China.  We serve our customers through a worldwide network of agents.

We were incorporated in Delaware on December 2, 2003 under the name of Wako Logistics Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. Mr. Christopher Wood was initially our sole shareholder. On January 8, 2004, we changed our name to Wako Logistics Group, Inc. On the same date, we reduced our number of authorized shares of capital stock to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. We do not carry on any business activities directly, but have conducted all of our business from January 18, 2004 (the date we acquired WEHK and WAE) through March 31, 2005 through our two Hong Kong based subsidiaries, as well as through our newly-formed subsidiary, WE China, since February 2005.

Under the new Closer Economic Partnership Agreement (“CEPA”) between Mainland China and Hong Kong, which was signed in June 2003, Hong Kong companies are now permitted to set up wholly-owned enterprises in Mainland China to provide logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA for the establishment of such an enterprise in China. In July 2004, we formed WE China, which is a wholly-owned subsidiary of our subsidiary, WEHK, in the People's Republic of China, under the provisions of the CEPA. This subsidiary began operations in February 2005.

Pursuant to Share Exchange Agreements entered into between us and Mr. Christopher Wood (and his nominee) on January 18, 2004, we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock in exchange for 100% of the outstanding stock of WEHK and WAE. After the share exchanges, WEHK and WAE became our controlled subsidiaries, as a result of our owning all of the issued and outstanding shares of each such company, and Mr. Christopher Wood was our controlling shareholder having ownership of all 20,001,000 shares of our common stock then issued and outstanding.

WEHK was incorporated in Hong Kong on June 4, 1982. Its business is primarily focused on the handling of sea freight export and import between Hong Kong and the rest of the world, with particular focus on the USA, Australia and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is primarily focused on the handling of air freight export and import between Hong Kong and the rest of the world, particularly Australia, Europe and the USA.

In July 2004, we formed WE China, a wholly-owned subsidiary of WEHK, in the People’s Republic of China. WE China began operations in February 2005 and its business is primarily focused on the handling of both airfreight and sea freight export and import between Mainland China and the rest of the world.

We do not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services for the forwarding of freight, on behalf of our customers. Our revenue is generated from the freight transportation services that we arrange for our customers, and other valued added services such as price ticketing and warehousing. Our customers benefit from the extensive experience we have in arranging freight transportation. This experience allows us to focus our business on large cargo shipments rather than small parcel packages, as the shipment of large cargo usually requires sophisticated retail networks.

Due to the volume of the shipments we arrange, we are generally able to negotiate more competitive rates than our customers would otherwise be able to negotiate directly with shippers and carriers. As a result, our customers benefit by arranging their freight shipments through us, and we, in turn, are able to recognize greater income from the business we book, due to the lower rates we are charged by these shippers and carriers. Generally, the shipping rates we pay are reduced based on the increase in the volume of freight that we arrange to have shipped.

A significant portion of our expenses are variable and therefore directly related to the amount of business we book. Other than transportation costs, staff costs represent our largest variable expense, as we normally staff our operations based on the number of customer orders we need to fulfill. Staff costs are generally less flexible than our other variable costs, in the near term, as we normally are required to staff our operations based on uncertain future demand.

We also derive a significant portion of our revenue from the consolidation of cargo. We always seek to build a perfect mix of light and heavy cargo in order to enable us to maximize the weight capacity and cubic capacity of all of our shipments.

A substantial portion of our costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air and sea carriers or guarantee a minimum volume of shipments. Under these contracts we are required to pay the minimum amount we guarantee, even if we do not ship the full minimum amount. In the past we have been able to minimize our risk of loss due to failures to ship the minimum guaranteed amounts by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. We do not have the ability to pass along any of this risk to our customers, by requiring minimum guarantees from them, and therefore we must assume all risk relating to these minimum guarantees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Total revenue for the three months ended March 31, 2005 increased approximately 50% compared with total revenue for the three months ended March 31, 2004, from approximately $4.58 million to $6.85 million. This increase in revenue is attributable primarily to the natural growth of our business, as well as the addition of revenue of approximately $1.03 million from WE China, our subsidiary in Mainland China, during the months of February and March 2005.

During the three months ended March 31, 2005, our operating expenses increased approximately 51% ,as compared to the three month period ended March 31, 2004, from approximately $4.44 million to $6.71 million. This includes an increase of approximately 52% in cost of forwarding expenses from $3.78 million to $5.74 million and an increase of approximately 44% from $650,000 to $935,000 in selling and administrative expenses. These increases in costs were the result of the increase of sales volume and the additional costs of sales attributable to WE China. In particular, salaries payable to our employees increased significantly as a result of the addition of several new employees, as well as normal increases in salaries payable to our existing employees. See Salaries and Allowances below.

Gross profit margin decreased from 17.3% for the three months ended March 31, 2004 to 16.0% for the three months ended March 31, 2005. The decrease in gross profit margin was primarily attributable to increases in freight costs that we were unable to pass on fully to our customers.

Net income from operations, after provision for income taxes, for three months ended March 31, 2005 increased approximately 11% from approximately $113,000 to $126,000 as compared to the similar period in 2004. The increase is mainly due to increase in sales volume, including sales by WE China, our newly-formed subsidiary in China, and as a result of the natural growth of our business.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended March 31, 2005 increased approximately 55% when compared with the three months ended March 31, 2004, from approximately $2.65 million to $4.12 million. This increase in revenue was primarily attributable to increased sales as a result of the natural growth of our business, increases in airfreight traffic due to improvements in our agency network, as well as the addition of new clients. Additionally, this increase in revenue is also the result of new airfreight business generated, during February and March 2005, by WE China, our newly-formed subsidiary in Mainland China.

Costs for our airfreight forwarding operations increased approximately 57%, from approximately $2.38 million to $3.74 million for the three months ended March 2005 as compared to the same period in 2004. This increase was due primarily to an increase in freight traffic arranged by us during the three months ended March 31, 2005. Increases in costs were attributable to the same facts described in the paragraph above with respect to increases in revenue. Profit margin decreased from 10.1% for the three months ended March 31, 2004 to 9.2% for the three months ended March 31, 2005. This reduction in our profit margin was caused by our need to satisfy additional cargo traffic minimums with two new airlines, during the first three months of 2005, some of which sales were at lower margins. The increase in these costs can also be attributed to the significant increase in fuel costs.

Total segment overhead attributable to our airfreight operations increased by approximately 53%, from approximately $219,000 in the three month period ended March 31, 2004 to $336,000 in the same period in 2005. This increase is primarily attributable to our need to expend more resources in the performance of our airfreight operations in order to deal with the increase in air traffic.

Overall, net segment income for our airfreight operations decreased 12% or approximately $6,000 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. This decrease in net income was due primarily to an increase in administrative expenses.

Sea freight operations: Revenue from sea freight operations for the three months ended March 31, 2005 increased approximately 59% when compared with the three months ended March 31, 2004, from approximately $1.93 million to $3.06 million. This increase in revenue was primarily attributable to increased sales as a result of the natural growth of our business, and new sea freight business, during February and March 2005, which was generated by WE China, our newly-formed subsidiary in Mainland China.

Costs for our sea freight forwarding operations increased 66% from $1.41 million for the three months ended March 31, 2004 to $2.34 million for the three months ended March 31, 2005. This increase was primarily attributable to a corresponding increase in sea freight revenue due to increased sales.  Overall gross profit margin was reduced from approximately 27.3% to 23.5% due to increased competition for sea freight forwarding business, which resulted in our need, in certain cases, to lower our fees in order to remain competitive.

Total segment overhead attributable to our sea freight operations for the three months ended March 31, 2005 was increased by 54% or approximately $217,000 from the three months ended March 31, 2004. This increase is primarily attributable to our need to expend more resources in the performance of our sea freight operations in order to deal with our increase in sea freight business, particularly shipments to the U.S and Europe.

Overall net segment income for our sea freight operations decreased by 19% or approximately $24,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The decrease in net income was due primarily to an increase in administrative expenses.

Other Operating Expenses

Salaries and allowances

Salaries and allowances for the three months ended March 31, 2005 increased 86.1% from $302,000 in the three months ended March 31, 2004 to $562,000 in the three months ended March 31, 2004. This increase in salaries and allowances was attributable to normal increases in the salaries payable to our employees in 2005, and an increase in number of both operation and management staff. Most notably, WE China, our subsidiary in Mainland China, which did not begin operations until February 2005, added approximately 60 employees to our staff.

Sales Commissions

Sales commissions payable by us during the three months ended March 31, 2005 were $29,000 compared to $7,000 for the same period in 2004, reflecting a greater than 300% increase. This increase was primarily attributable to an increase in sales revenue.

Rent

Rent payable for our facilities increased 89% from $27,000 for the three month period ended March 31, 2004 to $51,000 for the same period in 2005. This increase was primarily attributable to additional offices we leased for the operations of our subsidiaries in Hong Kong and eight additional offices which we leased for WE China in Mainland China.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $8,724 in the three months ended March 31, 2004 to $22,368 in the three months ended March 31, 2005. This increase in depreciation is primarily attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistic system.

Interest Expenses

Interest expenses increased from zero in the three months ended March 31, 2004 to $3,890 in the three months ended March 31, 2005 as a result of the interest paid for new bank loans obtained.

Provision for Income Taxes

Provision for income taxes increased by 48.1% from $27,000 in the three months ended March 31, 2004 to $40,000 in the three months ended March 31, 2005. This increase was due to the increase in taxable income and also the high income tax rate for our recently added operations in Mainland China.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, we generated approximately $1,100,000 in cash from operating activities, compared with $805,000 for the three month ended March 31, 2004. This increase in cash was almost entirely attributable to an increase in changes of our trade payables which increased from $62,000 for the three month period ended March 31, 2004 to approximately $1.04 million during the same period in 2005.

We had net cash provided by financing activities of $755,000 for the three months ended March 31, 2005 compared with $648,000 used for financing activities for the three months ended March 31, 2004. Cash used for financing activities in the three month period ended March 31, 2004, consisted primarily of $538,000 in dividend payments, in an aggregate amount, made to Christopher Wood and one other shareholder of our two Hong Kong subsidiaries, and $269,000 in payment of bank overdrafts. Cash provided by financing activities for the three month period ended March 31, 2005, consisted almost entirely of a loan by Mr. Wood to us in March 2005, in the amount of $1,000,000, for the cash portion of the purchase price we paid for our Kay O’Neill USA subsidiary acquired by us subsequent to the first quarter in April 2005.

At March 31, 2005, we have provided guarantees to certain banks which guarantee an aggregate of $510,000 for the granting of credit facilities to a subsidiary for airfreight payments to carriers, which must be advanced prior to payment by our customers. These guarantees are secured by restricted cash, that we have deposited in separate bank accounts for this purpose, along with certificates of deposit, all of which aggregate to approximately $524,000. In April 2004, we obtained a short-term bank loan of approximately $67,000 of which $45,000 was for the installment of certain equipment and the remaining $22,000 was used for general working capital. This short-term bank loan was repaid, in full, by March 31, 2005. In October 2004, we also obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. At March 31, 2005, the interest rate payable on this loan was 4.125% per annum and the outstanding principal amount was approximately $355,000.

Our approximate contractual cash obligations at March 31, 2005 are outlined in the table below including our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to amount to approximately $161,000 per month for fiscal year ended 2005.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligation: Equipment lease and office rental obligation	$356	$257	$86	$13	$-

Other Obligations: Cargo space commitment	1,680	1,680	-	-	-

Total Contractual Cash Obligations	$2,036	$1,937	$86	$13	$-

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. The reason we recognize revenue in this manner is that we, as a freight forwarder, as distinguished from other logistics forwarders, who are required to recognize revenues net as an agent, is because we are subject to credit risk, inventory/cargo risk, and insurance risk.

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carrier. By consolidating shipments from multiple customers and concentrating our buying power, we are able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Airfreight revenues reflect income for carrying the shipments when we act as a freight consolidator. Ocean freight revenues reflect income for carrying the shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services.

Other services include mainly terminal and documents handling fees earned. These revenues are recognized upon completion of the services.

Recognition of Cost of Forwarding

The billing of cost of forwarding is usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends, and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amount accrued. Any differences where the actual cost varies significantly from the accrual would require an adjustment as soon as the actual amounts are known.

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

Significant judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance, against our deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax assets.

ITEM 3. CONTROL AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15d-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are responsible to our customers, with regards to any of such claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At March 31, 2005, and through the date of filing of this transition report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 5. OTHER INFORMATION

Subsequent Events.

In connection with our acquisition of our Kay O’Neill USA subsidiary on April 1. 2005, we have undertaken to file audited financial statements for Kay O’Neill USA and certain pro forma financial information, as required by the SEC, on or before June 17, 2005. These financial statements will be filed by us in a Form 8-K/A Current Report on or before such date.

In connection with the acquisition of our Kay O’Neill subsidiary, we entered into an employment agreement, dated as of April 1, 2005, with Stewart Brown, in his capacity as Chief Executive Officer of Kay O’Neill USA. Under the terms of Mr. Brown’s employment agreement, he received a bonus in April 2005 of $38,850, and is paid an annual salary of US$200,000. In addition, Mr. Brown is also entitled to receive an annual bonus equal to 10% of Kay O’Neill USA’s net earnings after payment of interest, but before payment of taxes, provided that Kay O’Neill USA achieves certain pre-determined performance levels agreed to, in advance, by Mr. Brown and us. This bonus is payable to Mr. Brown in cash, our securities, or a combination of both, as shall be mutually agreed to by Mr. Brown and us. Mr. Brown was also issued 200,000 shares of our common stock as additional compensation, Mr. Brown is also entitled to customary health benefits and payment of automobile expenses in an approximate amount of  $8,000 per year.

On April 12, 2005 we changed our fiscal year from April 30th to December 31st. As a result, we will not file a Form 10-KSB with the SEC for our fiscal year that was to have ended on April 30, 2005, but will instead file a Form 10-KSB for the transition period from May 1, 2004 through December 31, 2004, which will contain audited financial statements through December 31, 2004. Our Form 10-KSB will also contain additional information, under subsequent events, on our newly-acquired Kay O’Neill USA subsidiary.

ITEM 6. EXHIBITS

(a) Exhibits (filed herewith)

10.1	Employment Agreement dated as of April 1, 2005, by and between Kay O’Neill (USA) LLC and Stewart Brown

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

(b)	Reports on Form 8-K

During the period covered by this report, we filed the following Form 8-Ks with the SEC:

Form 8-K filed with the SEC on March 24, 2005 to report our execution of a Membership Interest Purchase Agreement with respect to the acquisition of our Kay O’Neill USA Subsidiary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

WAKO LOGISTICS GROUP, INC.

By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, Principal Executive Officer, Principal Financial Officer and Director