Form 10KSB
period 2004-12-31
WAKO LOGISTICS GROUP INC
filed 2005-06-01
CIK 1283236

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2004

OR

☒ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the period from May 1, 2004 through December 31, 2004

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.
(Name of registrant in its Charter)

Delaware	20-0262555
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

3606-8, 36/F, Citibank Tower, Citibank Plaza, 3 Garden Road, Central Hong Kong
(Address of principal executive offices)

852-27998000 - (212) 924-3548
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year: US$16,584,000 for the eight months ended December 31, 2004

The aggregate market value of the common stock held by non-affiliates of the registrant on May 23, 2005, based on a fair market value of US$.50 per share set by the Board of Directors of the issuer was US$200,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 20,641,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2004

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS - A NOTE ABOUT FORWARD LOOKING STATEMENTS."

PART I

ITEM 1.    BUSINESS

General

We were incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc. and subsequently amended our certificate of incorporation to change our corporate name to Wako Logistics Group, Inc. on January 8, 2004. On January 18, 2004, we acquired all of the issued and outstanding stock of Wako Express (HK) Co. Ltd. (“WEHK”) and Wako Air Express (HK) Co. Ltd. (“WAE”) in share exchange transactions, whereby these companies became our subsidiaries. In July 2004, we formed Wako Express (China) Co. Ltd. (WE China), which is a wholly-owned subsidiary of our subsidiary, WEHK, in the People’s Republic of China. WE China was formed to take advantage of the provisions of the Closer Economic Partnership Agreement (“CEPA”) between Mainland China and Hong Kong, which was signed in June 2003, and which permits Hong Kong companies to set up wholly-owned enterprises in Mainland China. All of our operations are conducted through our subsidiaries. We have been organized under the laws of the state of Delaware as a holding company for our operating subsidiaries in order to provide us with greater access to the U.S. capital markets. We also believe that our presence in the U.S. will help to increase recognition of our business and services, and facilitate potential growth through mergers and acquisitions, although there is no assurance that this will occur.

WEHK was incorporated in Hong Kong on June 4, 1982. Its business is primarily focused on the handling of sea freight export and import between Hong Kong and the rest of the world, with particular focus on the USA, Australia and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is primarily focused on the handling of airfreight export and import between Hong Kong and the rest of the world, particularly Australia, Europe and the USA.

In July 2004, we formed WE China, a wholly-owned subsidiary of WEHK, in the People’s Republic of China. WE China began operations in February 2005 and its business is primarily focused on the handling of both airfreight and sea freight export and import between Mainland China and the rest of the world.

On April 1, 2005, subsequent to the end of the period covered by this transition report, we acquired Kay O’Neill (USA) LLC (“Kay O’Neill USA”), formerly a wholly-owned U.S. subsidiary of Kay O’Neill (USA Holdings) Limited, a privately-held company organized under the laws of the United Kingdom. Kay O’Neill’s business is primarily focused on the handling of airfreight and sea freight import and export between the U.S. and the rest of the world.

We have authorized for issuance, under our certificate of incorporation, 55,000,000 shares of common stock, par value US$.001 per share, of which 20,641,000 shares were outstanding as of May 23, 2005. We have also authorized for issuance 5,000,000 shares of blank check preferred stock, par value US$.001 per share, none of which are currently issued and outstanding.

Industry

The global logistics industry consists of supply chain management, freight forwarding, distribution, warehousing and information systems. We believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. As supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of companies that are familiar with their requirements, processes and procedures and that can provide services globally.

We seek to use our global network of agents, proprietary information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers’ visibility into their supply chains while reducing their logistics costs.

Business Overview

We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services, including warehousing, freight forwarding, and value-added services such as scanning, packing and trucking. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road between Hong Kong. China, the U.S., and the rest of the world. During the eight month period ended December 31, 2004, approximately 93% of our revenue was derived from services related to the export of goods from Hong Kong and China to various destinations throughout the world, and the remaining 7% of our revenue was derived from services related to the import of goods into Hong Kong and China. Our subsidiary in China, WE China did not commence operations until February 2005 and our acquisition of Kay O’Neill USA was not completed until April 1, 2005, and therefore we did not generate any revenue from these subsidiaries during the eight month period ended December 31, 2004. We are able to arrange for the shipment of many types of cargo, including garments on hangers, refrigerated goods, hazardous materials and perishable goods. We derive most of our revenue from air freight and ocean freight forwarding services for which we are paid on a transactional basis and from value-added services such as scanning and packing goods for shipment, for which we are paid usually on a per piece basis. We currently maintain approximately 160 cargo agents and branch offices, located in approximately 80 countries and 180 cities serving major gateways worldwide. Our Chief Executive Officer, Christopher Wood, owns a significant interest in our cargo agent, Wako Logistics (Thailand) Co., Ltd., (“Wako Thailand”), which is one of our non-exclusive agents in Thailand, and also owned a significant interest in Asean Cargo Services PTY Ltd., another of our non-exclusive cargo agents serving Australia, prior to Mr. Wood’s disposition of all his interests therein on June 25, 2004. For the eight month period ended December 31, 2004, Wako Thailand was responsible for less than 1% of our total revenue.

We do not have any formal written agreements with our cargo agents. All relationships are non-exclusive, and therefore our agents normally engage our services on a shipment by shipment basis, depending on several factors, including shipping rates and services required. Our cost of maintaining this network of cargo agents is nominal.

We do not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services we require for forwarding of freight, on behalf of our customers. We will normally arrange to pick up, or arrange for the pick up, of a shipment at the customer’s location and either deliver the goods to be shipped directly to the commercial carrier or to a third party warehouse where we are often engaged by customers to provide certain value-added services, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the selected destination airport, shipping warehouse, ship, or railway station. We then arrange to pick up and deliver the goods being shipped to the recipient’s location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of equipment or materials weighing over 100 kg. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight courier or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal service.

Our revenue is derived from our freight forwarding services, from the rates that we charge our customers for the movement of their freight from origin to destination and from the charges for value-added services. Carriers contract directly with us, not with our customers. We are responsible for the payment of the carrier’s charges and are responsible to our customers for the shipment of their goods including, without limitation, any claims for damages to the goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since many shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost or destroyed.

Gross revenue represents the total dollar value of services we sell to our customers. Our costs of transportation, products and handling include the direct cost of transportation, including tracking, rail, ocean, air and other costs. We frequently commit to space with shippers prior to receiving committed orders from our customers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profits (gross revenues less the direct costs of transportation, products, and handling) are the primary indicator of our ability to source, add value and resell services and products that are provided by third parties.

Freight forwarders are compensated on a transactional basis for the movement of goods and related services which arise from the services they provide to customers.

We are members of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., and an associated member of the International Federation of Freight Forwarders Association.

Our cargo agents:

o	Collect freight on behalf of us and send it to Hong Kong, China and the U.S.;

o	Provide sales and marketing support;

o	Deal with break-bulk, (i.e. consolidation and deconsolidation) of various shipments, customs brokerage and clearance, local delivery services;

o	Handle routing of orders from an overseas country to, China, Hong Kong and the U.S.

        We provide these offices with the following services:

o	Handle export cargo from Hong Kong, China and the U.S.;

o	Provide local pick-up and transshipment via Hong Kong, China and the U.S. rail/sea/ air terminals;

o	Handle import cargo from overseas;

o	Deal with break-bulk, documentation, and customs brokerage and clearance;

o	Provide warehousing and storage.

o	Provide value added services such as pick & pack, bar coding of cartons and quality inspection.

Commissions generated on air and sea freight shipments are generally shared equally between us and the applicable cargo agent.

Operations in Hong Kong

Hong Kong is not subject to the laws of Mainland China. Hong Kong still follows the common law system. Although under the Basic Law of Hong Kong, a mini-constitution was codified prior to the return of Hong Kong to China, the Chinese government may not respect or may make major changes in the Basic Law of Hong Kong. Although there is no certainty as to the future, we believe that the autonomy of Hong Kong as a special administrative zone of China has been well respected by China to date. It is important to our business that the Basic Law of Hong Kong continues as currently applied, as the Hong Kong legal system provides a stable framework for our business operations. In addition, the applicable tax rates in Hong Kong are lower, and therefore more beneficial to our business, than the tax rates imposed in China.

Operations in China

In February 2005, we increased significantly our business in Mainland China, as a result of the commencement of operations of WE China, our subsidiary in Mainland China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between Mainland China and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in Mainland China to provide logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA for the establishment of such an enterprise in China. Our ability to continue and grow our business in Mainland China is dependent on China’s continued willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as provide a suitable legal and economic environment for foreign businesses.

Global Agency Network

Our arrangements with our overseas agents are all on a non-exclusive basis. Under these arrangements the agents are not authorized to enter into any commitments, nor do they have any authority to enter contracts on our behalf. The fees payable to these agents are usually determined by the requirements of each applicable customer order handled through that agent, and the charges relating thereto.

We have approximately 160 overseas agents, many of whom have offices in cities such as London, Hamburg, Los Angles, Sydney, Melbourne and some cities in China. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

Through the use of these independent sales and marketing agents, we can expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices.

Our Services

In order to continue the rapid development of our core business of freight forwarding and logistics services, we plan to consistently provide cost-effective and reliable freight forwarding and logistics services. Our competitors tend to be mostly cargo agents who can offer one type of transportation carrier to customers. However, many customers need to utilize more than one type of transportation carrier. For example, an inland factory may need to ship a container by truck, have it loaded via a feeder boat and transported by a large cargo vessel. A customer, in such situations, may need to engage three separate transportation agents to ship its goods.

By contrast, as a multi-service provider offering expedited air and sea freight services, we can provide our customers with one-stop transportation shopping, arranging for all necessary forms of transportation at the same time.

We have a diverse customer base. Our customers’ industries include textile and apparel, and a wide range of consumer goods including perishable food products and to a lesser extent computer and electronic equipment, and printed materials. At December 31, 2004, approximately 70% of our customers were direct shippers or importers, and the remaining approximately 30% were other freight forwarders who co-load with us when we have excess capacity. We charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity. We charge approximately US$25.00 to US$30.00 per container for sea freight and approximately US$0.06 per kilogram of goods for air freight. Similarly, if we co-load our customers’ goods with other freight forwarders, we generally pay those forwarders the then current market rate to co-load such goods.

Two air freight carriers, Qantas and Cathay Pacific, accounted for 50% and 20% of our air freight shipping activity for the eight months ended December 31, 2004. One ship company, Orient Overseas Container accounted for approximately 41% of our transportation by ship activities for the eight months ended December 31, 2004.

Value Added Logistic Services

The logistics services that we provide to our customers include distribution; warehousing; pick and pack for direct shipments to stores; preparation of goods for shop floor, such as hanging garments on hangars, packaging the garments and price ticketing them; bar coding items or cartons for more efficient processing at destination; control inspection; and information management. These services cover the control of the entire supply chain from the acceptance of goods from a manufacturer, for delivery, through the delivery to the consumer. In recent years we have concentrated on the development of our logistics services in Hong Kong and China. We provide value-added logistic services close to the manufacturer, at the point of supply, which we believe is more efficient than providing such services after the goods have been shipped to various locations. For example, goods are picked, price ticketed and packed by store in our warehouses close to the manufacturer. They are then shipped directly to the consignee’s stores. For an importer who has many stores spread over many cities in the country of destination this process can save significant money and time compared with importing all shipments to a central warehouse and then distributing the picked goods throughout the country.

Our fees for logistics services depend on the complexity of goods and range from US$0.06 to US$2.00 per piece or garment.

Wako has invested in an automated system that accepts customers’ orders and stores allocations electronically. Packing instructions and bar code labels are then produced automatically while the system assures the integrity of the packing process through computer controlled scanning.

The advantages of providing value added services to our customers are:

o	Increased revenue.

o	Closer and therefore more permanent customer relations.

o	A more diversified range of products leading to a more stable revenue stream.

Currently we perform these services in Hong Kong, China and the U.S.

Air and Sea Freight Business

Traditionally we have focused much of our development on air and sea freight services. The mode of transportation depends on

o	The contents of the shipment

o	The basis of the route

o	Departure time

o	Available cargo capacity

o	Cost

We believe that we are able to compete for cargo space, a key competitive factor in the freight forwarding industry, as a result of the relationships that our management has fostered with various major air and sea carriers, as well as cargo space providers. Our ability to negotiate more favorable shipping terms is dependent in part on our shipping volume, with greater volume generally resulting in more favorable shipping rates.

Due to the volume of the shipments we arrange, we are generally able negotiate competitive pricing for air shipments. Generally, our prices are lower than the prices our customers would be able to negotiate with commercial passenger and airfreight carriers because we buy in bulk from airlines and resell the space to our customers, as needed.

Import Freight Forwarding

We import several types of cargo goods into Hong Kong, China and the U.S., on behalf of our freight forwarding customers, including leather, fabrics, books, perishables and chemical products.

An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent detailing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee’s instructions, arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In Hong Kong and China, we provide local delivery of cargo by engaging subcontractors to provide the services.

We derive our income from air and sea import freight forwarding services through the payment of commissions from overseas agents and handling and delivery charges from customers.

We carry freight service third party liability insurance on every shipment, which coverage is generally limited to US$500,000 for any one loss. We also carry errors and omissions insurance for US$100,000 in the aggregate for any one policy year. We believe that this insurance is sufficient to cover potential claims by our customers and other third parties, in connection with our business, although there can be no assurance that we will not suffer losses in excess of our coverage.

Customers

We have a very broad and varied customer base, including manufacturers and distributors of garments; shoes; textiles; household electrical products; major household appliances such as refrigerators, freezers and microwave ovens; household electrical entertainment appliances such as CD players, TV's and camcorders; hardware; kitchenware; books and magazines; and giftware. In the eight month period ended December 31, 2004, we served more than 1,000 customers on a regular basis. Many of our customers buy and sell a wide range of consumer products. The diversity of cargo mix enhances the ability to achieve economies of scale. During the eight months ended December 31, 2004, one customer accounted for 11% of our revenue. No other customer account for more than 10% of our revenue.

Our customers generally wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship.

Generally, all of our customers regardless of the size of their business, require us to provide them with rate quotations as a condition to their consideration of engaging our services. Our rates are normally subject to fluctuation and are adjusted according to changes in the market. As a result, the freight rate quotations we provide our customers do not always guarantee that they will engage our services for any one shipment, or continue to ship their cargo with us.

It is not unusual for a customer to ship with several different agents in order to obtain the lowest price on any particular day. If a customer has a large shipment, it may request quotations from several forwarders and award the shipment to the company with the lowest rate or the fastest transit time on a particular day. Therefore, although we could lose the business of a customer with respect to any particular shipment, we may be successful in obtaining additional business from that customer with respect to future shipments.

We conduct some of our business with large freight forwarders who are also our competitors. Since these companies handle customs clearance for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight of our customers. These competitors are major freight forwarders handling the same routes as us, and may attempt to solicit our customers directly for their business. We expend great efforts to maintain the business of our customers by providing, what we believe is, a very high level of service at comparable rates. There is no assurance that we will not lose all or a portion of our business with any of our customers to these other freight forwarders.

We also conduct part of our business through our overseas agents. We cannot control the level of service which is provided by our overseas agents and we risk losing business as a result of problems which customers may encounter in dealing with these agents.

It is the nature of the freight forwarding and logistics business that we must continuously seek new customers because customer turnover is very high and we do not generally enter into contractual arrangements with our customers. Although, some companies, with high volume shipping requirements, may enter into contractual arrangements with freight forwarders to handle their shipping and related services, due to the limited amount of business conducted through our own branch offices, and our reliance on overseas agents to handle a significant portion of our business, we are not normally in a position to compete with larger freight forwarders for these types of customers. As a result, there can be frequent changes in our customer list, and we may not be able to maintain our relationships with any particular customers.

Sales and Marketing

We are committed to providing competitive pricing and efficient and reliable services to our customers worldwide. We enjoy the benefits of our relationships with our customers, major airlines and shipping lines, and our extensive network of overseas agents. We believe that our experience has contributed to identifying prospective overseas agents to ensure compatibility with our operations and that the ability of our personnel to foster and maintain these valuable relationships contributes to our success.

Our sales teams are responsible for marketing our services to a diversified base of customers and continually establishing new customer relationships. They are also responsible for fostering new relationships with overseas agents in order to extend our agency network. Members of our sales team make regular courtesy visits to existing and potential customers in the U.S., Hong Kong, Australia and Europe to maintain current information on their requirements and to gauge customer satisfaction. Members of our sales teams often provide customers with suggestions to ensure cost-effective and efficient delivery of goods, and provide services intended to meet the customer’s particular needs as to packaging, special timing, seasonal demand and special types of freight forwarding services.

We also depend on our cargo agents to actively market and coordinate our freight activities in their respective markets.

The majority of our transactions are denominated in Hong Kong dollars or U.S. dollars. With the addition of business through WE China, some or our sales are also paid for in Chinese yuan. The risk due to exchange rate fluctuation is negligible as long as the Hong Kong dollar and the Chinese yuan remain pegged to the U.S. dollar. Recent pressure by the U.S., particularly on China, to allow the yuan to fluctuate against the U.S. dollar may change this in the near future. Sales are made on credit, generally 30 days, or on a cash basis. We normally obtain credit references for all new customers, which credit records are reviewed by our senior staff. Approval by a director is required for all orders in excess of a pre-determined amount.

We receive credit, generally of 30 days, from airlines which is normally settled on a cash basis. Amounts we owe to the shipping companies that provide sea freight carrier services are normally payable immediately.

Our marketing efforts are directed primarily to distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

Competition

Competition within the freight forwarding, logistics and supply chain management industries is intense. We compete with large international firms that have the worldwide capabilities to provide all of the types of services that we offer. We also encounter competition from smaller regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally operated outside of the supply chain management industry have been expanding the scope of their services to include supply chain related activities so that they may service the supply chain needs of their existing customers and offer their information systems services to new customers.

Competitive factors include reliability of service, price, available cargo space capacity and technological capacity.

Our principal competitors are UTI Worldwide Inc., DHL logistics, Schenker Stinnes Logistics, Kuehne + Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd. , and Expeditors International of Washington, Inc. All of these companies are considerably larger, have greater resources than us, and generally conduct their businesses through branch offices located throughout the world rather than using independent agents as we do. These greater resources provide many of our competitors with the ability to acquire and develop computerized tracing and tracking applications and other more sophisticated information systems that are necessary to handle the freight forwarding and logistics requirements of larger customers.

Our ability to provide a range of valued-added logistic services in Hong Kong and China has provided us, we believe, with a competitive advantage over smaller companies whose services are limited to freight forwarding, and do not have the technical expertise we have developed to provide these additional services. We also believe that the relationships we have developed with agents and carriers in this region have helped us to secure business that may have otherwise been contracted to our larger competitors which have branch offices throughout the world.

We believe that we are also able to compete with other freight forwarding and logistics businesses based on our ability to price our services competitively in many of the markets that we serve, and by providing reliable service, available capacity and a large range of value-added services. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air, and, in addition, we also provide warehousing and logistic services. We also believe that by establishing a strong business presence in Hong Kong and Mainland China, we are in a position to take advantage of the significant increase in China’s import and export of goods, as a result of its recent membership in the Word Trade Organization.

Government Regulation

We, and we believe all of our agents, are licensed as airfreight forwarders in our and their respective countries of operation. We are licensed in Hong Kong as an airfreight forwarder by the International Air Transport Association. We believe that we have obtained all required licenses to conduct our business as presently conducted, and that we are in compliance with all requirements under these licenses.

Our subsidiary, Wako Express (HK) Co. Ltd., is licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe we are in compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

Prior to the acquisition of our subsidiary, Kay O’Neill (USA) Ltd. (“Kay O’Neill USA”), our operations were not significantly affected by compliance with current United States and foreign governmental regulation. As a result of our acquisition of Kay O’Neill USA, our business is now subject to more stringent regulations. Our airfreight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the United States is subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration regulations. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

The Federal Maritime Commission regulates our ocean freight forwarding and non-vessel operating common carrier operations to and from the United States. The Federal Maritime Commission licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to Federal Maritime Commission regulation, under this Commission’s tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the United States.

We must comply with export regulations of the United States Department of State, including the International Traffic in Arms Regulations, the United States Department of Commerce and the U.S. Customs and Border Protection of the Department of Homeland Security (“CBP”) regarding the type of commodities shipped, the applicable destinations, the persons to whom and for what end-use, as well as statistical reporting requirements.

We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities.

Environmental Regulations

In the United States we are subject to federal, state and local laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which we operate. Although our operations have not been significantly affected by compliance issues in the past, we cannot predict the impact environmental regulations may have in the future. We do not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

Subsequent Event - Acquisition of Kay O’Neill

On April 1, 2005, we completed the acquisition of Kay O’Neill (USA) LLC, an Illinois limited liability (“Kay O’Neill USA), pursuant to a Membership Interest Purchase Agreement dated as of March 22, 2005 (the “Purchase Agreement”), with Kay O’Neill (USA Holdings) Limited, a corporation organized under the laws of United Kingdom (the “Seller”), and Kay O’Neill USA, whereby Kay O’Neill USA became our wholly-owned subsidiary. We paid a total of US$1,625,000 in connection with such transactions, consisting of (1) US$1,000,000 and (2) the assumption of US$625,000 of debt owed by an affiliate (the “Affiliate”) of Kay O’Neill (USA) Holdings Limited to Kay O’Neill USA.

As a result of our acquisition of Kay O’Neill USA, we acquired substantially all of the assets utilized by Kay O’Neill USA in its logistics business. In addition, pursuant to the terms and conditions of a License and Joint Marketing Agreement, dated April 1, 2005, between Kay O’Neill USA and the Affiliate, we obtained the right to use, for a period of five (5) years, (i) the trademark and logo “Kay O’Neill” and (ii) the domain names www.kayoneill.us and www.uskayoneill.com (email only).

Business of Kay O’Neill USA

Our Kay O’Neill USA subsidiary provides international logistics management services from its principal offices located in Des Plaines, Illinois. These services include arranging for pick up and delivery of freight shipments including the import and export of those shipments throughout the world. Approximately 75% of the revenues generated by our Kay O’Neill subsidiary are through export facilitation services and the remaining 25% are generated through import facilitation services. The majority of these export transactions involve contracting for the transportation of goods from the exporter to the port of departure. The majority of these import transactions involve contracts for the movement of goods through customs at the port of arrival and delivery to the importer.

Sales and Marketing

Our Kay O’Neill USA subsidiary employs one salesperson, on a full-time basis, to market Kay O’Neill’s freight forwarding and logistics services. Kay O’Neill USA’s business is primarily developed from direct sales to US customers by this salesperson and other company personnel. We do not rely significantly on overseas cargo agents for Kay O’Neill USA’s new business development. Additionally, new business is also developed through referrals from existing customers. These sales and marketing services have not been integrated with our other sales and marketing services and continue to be handled separately by Kay O’Neill USA.

Sales Information by Geographical Markets

Our Kay O’Neill USA subsidiary’s revenues are generated, on a percentage basis, from logistics services provided to customers in the following geographical markets:

Geographical Market	Percentage of Total Revenues
United Kingdom and Europe	42.01%
Bermuda	26.78%
Middle Eastern Countries	15.16%
Asia and Australia	9.52%
South America	2.49%
All other Countries	4.04%

Customers

Our Kay O’Neill USA subsidiary provides services to approximately 195 customers throughout the world. Of these customers, five customers represented approximately 52% of Kay O’Neill USA’s revenues during its fiscal year ended March 31, 2005 (each representing 18.53%, 12.75%, 10.54%, 5.54%, 5.06 % respectively). No other customer represented more than 5% of revenues during that period.

Competition

Our Kay O’Neill subsidiary is subject to the same competition, with respect to its business, and faces the same competitors as our other subsidiaries.

Employees

As of May 15, 2005, we had 134 employees, all of whom were employed on a full-time basis, as follows:

	Wako Express	Wako Airfreight	WE China	Kay O’Neill USA
Management	4	2	2	3
Operations	23	11	43	6
Sales	1	2	1	1
Administration	5	1	1	-
IT Department	3	-	-
Accounts	8	2	13	2
Total	44	18	60	12

We are not a party to a collective bargaining agreement with our employees and we believe that our relationship with our employees is satisfactory.

RISK FACTORS

We are dependent on third parties for equipment and services essential to operate our business and we could lose customers and revenues if we fail to secure this equipment and services.

We rely on third parties to transport the freight we have agreed to forward. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find shippers willing to ship such freight and at favorable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the shipment, the shipment’s transportation lane, the number of transportation providers and availability of equipment. An increase in the cost of cargo space, due to shortages in supply, increases in fuel cost or other factors, would increase our costs and reduce profits, especially, as has occurred in the past, if we are unable to pass the full amount of increased transportation costs to the customer.

We also rely extensively on the services of independent cargo agents who may also be providing services to our competitors to provide various services including consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we are unable to maintain these relationships or develop new relationships, our service levels, operating efficiency and future freight volumes may be reduced.

The political uncertainty in Hong Kong and China makes it difficult to develop any long range business planning, which may reduce our revenues.

The transition of Hong Kong from Great Britain to China has resulted in uncertainty regarding the extent to which China intends to impose and enforce its laws and business practices in Hong Kong. There is no guarantee that China will permit Hong Kong to continue as a semi-independent entity. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in the region and may reduce our revenues.

In February 2005, we increased significantly our business in Mainland China, as a result of the commencement of operations of WE China, our subsidiary in Mainland China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between Mainland China and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in Mainland China to provide logistics services. Our ability to continue and grow our business in Mainland China is dependent on China’s continued willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as provide a suitable legal and economic environment for foreign businesses. Any change in such relationship also may reduce our revenues.

If relations between the United States and China worsen, our operation in China will be affected, which may reduce our revenue.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between these two countries, whether or not directly related to our business, may reduce our revenue.

The Chinese government could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of our investment in that country.

Our business is subject to significant political and economic uncertainties and may be adversely affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could even result in the total loss of our investment in China.

A lack of adequate remedies and impartiality under the Chinese legal system may adversely impact our ability to do business and to enforce the agreements to which we are a party.

We periodically enter into agreements governed by Chinese law. Our business would be materially and adversely affected if these agreements are not respected. In the event of a dispute, enforcement of these agreements in China could be extremely difficult. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have little precedential value. The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the government's experience in implementing, interpreting and enforcing these recently enacted laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is uncertain. Furthermore, enforcement of the laws and regulations may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. These uncertainties could limit the protections that are available to us.

Our business is seasonal and cyclical and our operating results and financial condition may therefore fluctuate.

Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Significant portions of our revenues are derived from customers in industries such as apparel and department store merchandise, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will also fluctuate.

We could lose customers because we do not have an on-going contractual relationship with them, which could reduce our revenues.

We have a very broad and varied customer base. In the eight month period ended December 31, 2004, we transacted business with more than 1,000 customers. However, our customers wish to remain flexible in choosing freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of competitive rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers will reduce our revenues.

We incur significant credit risks in the operation of our business which could reduce our revenues.

Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days credit to many of our customers. In order to avoid cash flow problems we attempt to maintain tight credit controls and avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods, which could reduce our revenues.

Because the majority of our shipping costs are incurred under space contracts and guarantees, we incur significant inventory risk and risk of loss which could reduce our revenues.

The majority of our shipping costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air and sea carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to pay for the guarantees and for the purchase of this cargo space even if we do not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In the past we have been able to minimize any losses from this aspect of our business by seeking to carefully gauge customer demand and the availability of goods, by conducting significant operations in Hong Kong where the demand for shipping space generally exceeds supply, and by making arrangements with other freight forwarders to absorb excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. Any losses resulting from any inventory and/or credit risk would reduce our revenues.

Because many of the transactions affected by our operating subsidiaries are denominated in Hong Kong dollars and Chinese yuan, fluctuations in exchange rates between the Hong Kong dollar and the U.S. Dollar and/or the Chinese yuan and the U.S. dollar could reduce our revenues.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in Hong Kong dollars and Chinese yuan. Although the value of the Hong Kong dollar and the Chinese yuan is currently pegged to United States dollar, such currencies may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar and the Chinese yuan may fluctuate significantly against the U.S. dollar. In fact, the U.S. has recently exerted pressure, particularly on China, to allow its currency to fluctuate against the U.S. dollar. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the Hong Kong dollar and/or the Chinese yuan could reduce our revenues.

Because three airfreight carriers accounted for approximately 78% of our airfreight shipping activity and three shipping lines accounted for approximately 52% of our shipping activities for the eight months ended December 31, 2004, the loss of any of these carriers could reduce our revenues as we anticipate we would have to pay higher rates for replacement carriers.

Three airfreight carriers accounted for approximately 78% of our airfreight shipping activity and three shipping lines accounted for approximately 52% of our shipping activities for the eight months ended December 31, 2004. Because we are generally able to negotiate more favorable shipping rates as a result of shipping a greater volume of product with a limited number of transportation providers, the loss of one or more of these providers could result in an increase in our cost of freight forwarding as we anticipate we would have to pay higher rates for replacement carriers.

We are heavily dependent on our management.

Our success depends to a large degree upon the skills of our senior management team and current key employees at our subsidiaries. The Company depends particularly upon Christopher Wood, who is our Chief Executive Officer, Chief Financial Officer and sole director. In addition, we rely on the management skills of Robert Wong, the Vice President of our Hong Kong subsidiaries. We also rely on Stewart Brown, the Chief Executive Officer of our newly acquired Kay O’Neill USA subsidiary.

We do not have employment contracts with either Mr. Wood or Mr. Wong. In April 2005, upon the acquisition of Kay O’Neill USA, our Kay O’Neill USA subsidiary entered into an employment contract with Mr. Brown employing him as Chief Executive Officer of Kay O’Neill for a term which may be terminated by either Mr. Brown or us, at any time, on at least 12 months’ prior written notice.

Control by Management.

Our officers and directors and their families own approximately 98% of our outstanding shares of common stock, and we do not have any non-employee directors. This concentration of ownership provides such persons with the ability to substantially control and influence all corporate decisions and policies of stockholder voting matters, including, without limitation, the removal of directors. Additionally, these persons would be able to approve any proposed amendment to our certificate of incorporation, a merger proposal, a proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquiror from making an offer to buy us, which, in turn, could adversely affect the market price of our common stock.

There is no established public trading market for our common stock and even if one is established trading in our common stock will be limited and the price of our common stock may be subject to substantial volatility.

There currently is no established public trading market for our shares of common stock. Even if we are able to obtain a listing and our shares of common stock are traded on the Over the Counter Bulletin Board, the trading volume will be more limited and sporadic than if our common stock were traded on NASDAQ or a national stock exchange such as the Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results;

•	large purchases or sales of common stock;

•	actual or anticipated announcements of new products or services by us or competitors;

•	acquisitions of additional companies;

•	investor perception of our business prospects or the freight forwarding/logistics industry in general;

•	general conditions in the markets in which we compete; and

•	economic and financial conditions.

ITEM 2.    DESCRIPTION OF PROPERTY

Our corporate offices are located in a 5,600 square foot facility at Room 3606-8, 36/F, Citibank Tower, Citibank Plaza, No.3 Garden Road, Central, Hong Kong. Our telephone number is 852-27998000. We lease these offices pursuant to a lease that expires on December 14, 2006. The annual rent payable for our corporate offices is US$159,812.

Our Hong Kong warehouse is located at B2 G/F Hoplite Industrial Centre, 3 Wang Tai Road, Kowloon Bay, Hong Kong. We lease our warehouse pursuant to a lease that expires February 28, 2006. The annual rent payable for our warehouse is US$53,846.

Our WE China subsidiary began operation in February 2005. The following is a summary of our offices in Mainland China.

Location	Usage	Area (sq meter)	Lease expiration

Beijing	Office	60	May 9, 2006
Shanghai	Office	338	October 31, 2005
Guangzhou	Office	150	December 10, 2005
Tianjin	Office	48	February 28, 2006
Qingdao	Office	40	February 28, 2006
Ningbo	Office	51	November 24, 2005
Dalian	Office	48	September 15, 2005
Shenzhen	Office	40	December 10, 2005

The aggregate annual rent payable for our China offices is approximately US$106,000.

Our Kay O’Neill USA subsidiary is also a party to a lease for offices and warehouse space at Howard O’Hare Business Center, 200 East Howard Avenue, Suite #232, Des Plaines, Illinois 60018. We lease this facility pursuant to a lease that expires September 30, 2008. Annual rent for these facilities is US$57,156 from October 1, 2004 through September 30, 2005; US$59,532 from October 1, 2005 through September 30, 2006; US$61,920 from October 1, 2006 through September 30, 2007; and US$64,296 from October 1, 2007 through September 30, 2008.

We believe that our facilities are adequate for our present purposes and that additional facilities, if required, will be available to us on reasonably acceptable terms.

ITEM 3.    LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are responsible to our customers, with regards to any of such claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At December 31, 2004, and through the date of filing of this transition report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the period covered by this transition report. Our controlling stockholder, Christopher Wood, by written consent dated April 19, 2005, approved our 2005 Stock Incentive Plan. A description of our 2005 Stock Incentive Plan is included elsewhere in this transition report. We are not required to solicit proxies or provide information to stockholders under SEC regulations, but we provided notice of this action to all of our stockholders as required under the provisions of the Delaware General Corporation Law.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A stockholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have, through a broker-dealer who intends to make a market in our shares of common stock, applied to have such securities quoted on the Over-the-Counter Bulletin Board (“OTCBB”). There can be no assurance that the OTCBB will approve our listing application or, if the application is approved, that a market will develop for our common stock. If we are successful in having our shares of common stock quoted on the OTCBB, we believe that a regular trading market for our shares of common stock will be commenced. There is no assurance that such a market will ever develop.

Adoption of 2005 Stock Incentive Plan

In April 2005 our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for our awarding of stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board may appoint a committee to administer the Plan, in the future. There are currently 4,000,000 shares of our common stock reserved for the issuance of awards under the Plan, which amount will be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. As of May 23, 2005 we have not granted any awards under the Plan. We may, in the future, register the shares of common stock reserved under the Plan pursuant to a Form S-8 Registration Statement or other registration statement that may be used for the registration of selling stockholders’ shares. The registration of these shares of common stock, subject to certain limitations with regard to shares of common stock held by our officers, directors or other control persons, would thereafter be free-trading shares.

Penny Stock Considerations

Our securities may be subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The penny stock rules apply to Non-NASDAQ companies whose common stock trades at less than US$5.00 per share or which have a tangible net worth less then US$5,000,000 (US$2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other then “established customers” complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we are subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. If our securities are subject to the “penny stock rules”, stockholders will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the “pink sheets” or on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) obtain coverage for significant new events because major wire services, such as the Dow Jones New Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Holders

As of May 23, 2005, we had approximately 95 shareholders of record of our common stock.

Dividends

Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefor. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

Pursuant to our Restated Certificate of Incorporation, our Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board of Directors has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights and rights to receive dividends) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. There were no shares of preferred stock issued and outstanding as of December 31, 2004 and there are no shares outstanding as of May 23, 2005.

Recent Sales of Unregistered Securities.

During the period from May 1, 2004 through December 31, 2004, we did not make any sales of unregistered securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans in effect during the period covered by this transition report. Our stockholders approved our 2005 Incentive Stock Plan in April 2005. The following table provides information about the Company’s common stock that may be issued under such equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by securityholders	4,000,000	-----	4,000,000

Equity compensation plan not approved by securityholders	------	-----	-----

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

Wako Logistics Group, Inc. through its operating subsidiaries Wako Express (HK) Co. Ltd. (“WEHK) and Wako Air Express (HK) Co. Ltd.  (“WAE”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services in Hong Kong.  We serve our customers through a worldwide network of agents. In February 2005 we also commenced operations through Wako Express (China) Co. Ltd., a wholly-owned subsidiary of WEHK, and in April 2005 we commenced operations through our wholly-owned subsidiary, Kay O’Neill (USA) LLC upon our acquisition of that company. Since neither of these subsidiaries were involved in our operations during the eight month period ended December 31, 2004, nor during the years ended April 30, 2004 and 2003, they are not included in our consolidated financial statements for those periods.

We were incorporated in Delaware on December 2, 2003 under the name of Wako Logistics Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. Mr. Christopher Wood was initially our sole shareholder. On January 8, 2004, we changed our name to Wako Logistics Group, Inc. On the same date, we reduced our number of authorized shares of capital stock to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. We do not carry on any business activities directly, but conducted all of our business from January 18, 2004 (the date we acquired WEHK and WAE) through December 31, 2004 through our two Hong Kong based subsidiaries.

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

WAE was incorporated in Hong Kong on February 24, 1989. Its business is primarily focused on the handling of air freight export and import between Hong Kong and the rest of the word, particularly Australia, Europe and the USA.

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

The following are some significant developments occurring during the eight months period ended December 31, 2004:

(i) We entered into cargo space agreements with two additional airlines ( Asiana Airline and Virgin Atlantic Cargo);

(ii) We strengthened our agency network by signing agreements with approximately ten new cargo agents; and

(iii) We added new computer systems that streamline our operating and accounting functions and allow the efficient display and exchange of documents with our customers;

Results of Operations

EIGHT MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH EIGHT MONTHS ENDED DECEMBER 31, 2003

Total revenue for the eight months ended December 31, 2004 increased approximately 45% compared with total revenue for the eight months ended December 31, 2003, from approximately US$11.4 million to US$16.66 million. This increase in revenue is attributable primarily to the natural growth of our business, as well as an increase in business from our existing overseas agents and the addition of ten new agents. In addition, our revenue for the eight month period ended December 31, 2003 was significantly impacted by the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in Hong Kong and China, during that period.

During the eight months ended December 31, 2004, our operating expenses increased approximately 54%, as compared to the eight month period ended December 31, 2003, from approximately US$10.5 million to US$16.2 million. This includes an increase of approximately 52% in cost of forwarding expenses from US$9.3 million to US$14.1 million and an increase of approximately 75%, from US$1.2 million to US$2.1 million, in selling and administrative expenses. These increases in costs were the result of the increase of sales volume. In particular, salaries payable to our employees increased significantly as a result of the addition of several new employees, as well as normal increases in salaries payable to our existing employees. See Salaries and Allowances below.

Gross profit margin decreased from 19.1% for the eight months ended December 31, 2003 to 14.9% for the eight months ended December 31, 2004. The decrease in gross profit margin was primarily attributable to increases in freight costs that we were unable to pass on fully to our customers.

Net income from operations, after provision for income taxes, for eight months ended December 31, 2004 decreased approximately 64% from approximately US$771,000 to US$276,000 as compared to the similar period in 2004. This decrease was primarily due to a significant increase in our administrative expenses as a result of the expansion of our business and the significant legal and accounting fees paid by us in 2004, in connection with our registration of certain of our shares of common stock under the U.S. Securities Act.

Segment Information

Airfreight operations: Revenue from airfreight operations for the eight months ended December 31, 2004 increased approximately 58% when compared with the eight months ended December 31, 2003, from approximately US$6.6 million to US$10.4 million. This increase in revenue was primarily attributable to increased sales as a result of the natural growth of our business, increases in airfreight traffic due to improvements in our agency network, as well as the addition of new customers.

Costs for our airfreight forwarding operations increased approximately 60%, from approximately US$5.9 million to US$9.4 million for the eight months ended December 31, 2004 as compared to the same period in 2003. This increase was due primarily to an increase in freight traffic arranged by us during the eight months ended December 31, 2004. Increases in costs were attributable to the same facts described in the paragraph above with respect to increases in revenue. Profit margin decreased from 11.3% for the eight months ended December 31, 2003 to 9.4% for the eight months ended December 31, 2004. This reduction in our profit margin was caused by our need to satisfy additional cargo traffic minimums with two new airlines, during the eight month period through December 31, 2004, some of which sales were at lower margins. Increases in these costs can also be attributed to the significant increase in fuel costs.

Total segment overhead attributable to our airfreight operations increased by approximately 49%, from approximately US$552,000 in the eight month period ended December 31, 2003 to US$823,000 in the same period in 2004. This increase is primarily attributable to our need to expend more resources in the performance of our airfreight operations in order to deal with the increase in air traffic.

Overall, net segment income for the airfreight operation decreased 22% or approximately US$44,000 for the eight months ended December 31, 2004 as compared with the eight months ended December 31, 2003. This decrease in net income was due primarily to an increase in administrative expenses.

Seafreight operations: Revenue from sea freight operations for the eight months ended December 31, 2004 increased approximately 29% when compared with the eight months ended December 31, 2003, from approximately US$4.8 million to US$6.2 million. This increase in revenue was primarily attributable to increased sales as a result of the natural growth of our business. In addition, our revenue for the eight month period ended December 31, 2003 was significantly impacted by the outbreak of SARS in Hong Kong and China, during that period.

Costs for our sea freight forwarding operations increased 38% from approximately US$3.4 million for the eight months ended December 31, 2003 to US$4.7 million for the eight months ended December 31, 2004. This increase was primarily attributable to a corresponding increase in sea freight revenue due to increased sales.  Overall gross profit margin was reduced from approximately 29.8% to 24.4% due to increased competition for sea freight forwarding business, which resulted in our need, in certain cases, to lower our fees in order to remain competitive.

Total segment overhead attributable to our sea freight operations for the eight months ended December 31, 2004 was increased by 46% or approximately US$394,000 from the eight months ended December 31, 2003. This increase is primarily attributable to our need to expend more resources in the performance of our sea freight operations in order to deal with our increase in sea freight business, particularly shipments to the U.S and Europe.

Overall net segment income for our sea freight operations decreased by 57% or approximately US$326,000 during the eight months ended December 31, 2004 compared to the eight months ended December 31, 2003. The decrease in net income was due primarily to an increase in administrative expenses.

Other Operating Expenses

Salaries and allowance

Salaries and allowances for the eight months ended December 31, 2004 increased 63.3% from US$692,000 in the eight months ended December 31, 2003 to US$1,130,000 in the eight months ended December 31, 2004. This increase in salaries and allowances was primarily attributable to an increase of approximately ten employees in our operations and management staff, during the eight months ended December 31, 2004.

Sales Commissions

Sales commissions payable by us during the eight months ended December 31, 2004 were US$27,000 compared to US$20,000 for the same period in 2003, reflecting a 35% increase. This increase was primarily attributable to an increase in sales revenue.

Rent

Rent payable for our facilities increased 85% from US$89,000 for the eight month period ended December 31, 2003 to US$165,000 for the same period in 2004. This increase was primarily attributable to additional offices we leased for the operations of our subsidiaries in Hong Kong.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from US$11,000 in the eight months ended December 31, 2003 to US$35,000 in the eight months ended December 31, 2004. This increase in depreciation is primarily attributable to purchases of new fixed assets and computer software for our computerized logistic system implemented in 2004.

Interest Expenses

Interest expenses increased from zero in the eight months ended December 31, 2003 to US$5,259 in the eight months ended December 31, 2004 as a result of the interest paid for new bank loans obtained during the eight month period ended December 31, 2004.

Provision For Income Taxes

Provision for income taxes decreased by 41% from US$163,000 in the eight months ended December 31, 2003 to US$96,000 in the eight months ended December 31, 2004. This decrease was due to a decrease in taxable income.

FISCAL YEAR ENDED APRIL 30, 2004 COMPARED WITH FISCAL YEAR ENDED APRIL 30, 2003

Total revenue for the fiscal year ended April 30, 2004 increased by 21.03% to US$17.7 million (or approximately US$3.1 million) from US$14.6 million the fiscal year ended April 30, 2003. The reason for the increase is through the result of organic growth. We have new sources of customers, new agents and improvement to our existing agency networks.

Our cost of forwarding increased 22.92%, from US$11,807,000 in the fiscal year ended April 30, 200 3to US$14,513,000 in the fiscal year ended April 30, 2004.

Gross margin (revenue minus cost of forwarding) decreased from 19.33% in the fiscal year ended April 30, 2003 to 18.08% in the fiscal year ended April 30, 2004. The decrease in gross margin is mainly contributed by the increase in freight cost. For example, one of our major sea freight carriers to Australia has increased their freight rate by 70% that we have been unable to pass all the costs to our customers because we have to maintain competitive rate.

The last two months of the financial year ending April 30th 2003 was slightly effected by an outbreak of the Severe Acute Respiratory Syndrome (SARS) in Hong Kong and China in March 2003. The supply of cargo space decreased because some of the freight has been cancelled. However the main effect of this disease was to be seen later in the year as the placement of orders with factories in Hong and China were delayed because people refused to travel to infected areas. Although freight volumes began to increase gradually in the second half of 2003, the freight supply remained tight. Freight costs were maintained at a high level and we cannot transfer the increased costs totally to our customers. This has pull down our overall gross margin.

Overall volumes (number of containers for sea freight and tonnage for air freight) grew by 43% for air and 2% for sea for the year ending April 30th 2004 compared with the previous year. This mainly resulted from organic growth - increased sales effort by Wako and its overseas agents. The increased volume of shipments is reflected directly in the increase in total revenue of the company. The remainder of the increase in total revenue is from a general increase in carrier costs over the periods in question (such as security and fuel surcharges) which were passed on to clients, hence increasing revenue.

The increased volume of business and the increase in carrier cost is also reflected in the increase in forwarding costs. Whenever carrier costs increase the gross margin tends to decrease as the profit margin is usually fixed and independent of cost (eg U.S.$100 per container or 10c/kilo). However some of the decrease in gross margin must be attributed to the ever increasing competitiveness of the industry.

Overall, we realized a net income of US$ 884,000 in the fiscal year ended April 30, 2004 compared to net income of 587,000 in the fiscal year ended April 30, 2003. The reason for this significant net income increase was mainly due to the increased in revenue as a result of our growth. In addition, due to cost cutting measures instigated by management such as reduction in salaries, the selling and administrative expense has been kept at roughly the same level.

Segment Information

Airfreight operations: Revenue from airfreight operations for the fiscal year ended April 30, 2004 increased 35.66% or approximately US$2.715 million from the fiscal year ended April 30, 2003.

Tonnage	Air Freight Exports				Air Imports
	Australia	USA	Europe	Asia	Import	Total
Yr end 4/03	1,243	580	690	187	108	2,808
Yr end 4/04	2,196	246	912	206	456	4,016
% increase	77%	(58)%	32%	10%	322%	43%

The increase in revenue was mainly due to increased sales as a result of organic growth, especially in the region of Australia, although a small component was due to increased carrier rates and surcharges, a part of which was passed on to clients by increasing the selling rate. The total tonnage in the fiscal year ended April 30, 2004 increased from 2,808 tons to 4,016 tons compared with the previous year.

Similar to last year, a substantial proportion of our air-freight operation is on Australia. The proportion for Australia has increased from 44% to 54% of the total tonnage. In additional, most of our business is for export, which accounts for 96% of the tonnage in 2003 as compared to 89% in 2003.

Sales increased to all areas except for the USA. This was because the 2003 figures were artificially increased due to the U.S. West Coast Longshoreman strike in the fall of 2002 which caused delayed sea freight shipments to be transferred to airfreight.

Costs for the airfreight forwarding operations increased 38.59% or approximately US$2.566 million from the fiscal year ended April 30, 2003 to the fiscal year ended April 30, 2004. As a result of increased sales, overall gross profits increased 15.46% from the fiscal year ended April 30, 2003 to the fiscal year ended April 30, 2004.

Total segment overhead attributable to the airfreight operation increased 3.09% or approximately US$24,000 for the fiscal year ended April 30, 2004 as compared with the fiscal year ended April 30, 2003. Details regarding the increase in overhead expenses are discussed below under the section entitled "Other Operating Expenses."

Overall, net segment income for the airfreight operation increased 126.27% or approximately US$149,000 for the fiscal year ended April 30, 2004 as compared with the fiscal year ended April 30, 2003. The increase in net income was mainly the result of the increase in sales as well as the continued aggressive cost control measures undertaken by management.

Sea freight operations: Revenue from sea freight operations increased 5.28% or approximately US$0.371 million for the fiscal year ended April 30, 2004 from the fiscal year ended April 30, 2003. The increase of revenue is because of the increase in shipping volume as a result of the organic growth of our existing operation.

	Sea Freight Exports				Sea Freight Imports	Total
% Increase in volume for Year End 30th April, 2004 compared with 30th April 2003.	Australia	USA	Europe	S. China	Global	Global
	31%	(35)%	5%	(5)%	7%	2%

Costs for the sea freight forwarding operation increased 2.87% from US$5,157,000 in the fiscal year ended April 30, 2003 to US$5,305,000 in the fiscal year ended April 30, 2004. Our gross profit margin increased from 26.57% in the fiscal year ended April 30, 2003 to 28.25% in the fiscal year ended April 30, 2004. As a result of the increased revenue as well as the improvement in profit margin, overall gross profits increased 11.94% to US$2,089,000 in the fiscal year ended April 30, 2004 as compared with 1,866,000 for the fiscal year ended April 30, 2003.

Sea Freight volumes increased overall by 2% in the year ending 30th April, 2004 compared with the previous year. Growth came mainly in the Australia markets resulting from increased sales efforts both in Hong Kong and by our agents at the destination. In addition, we have appointed additional agents in Melbourne and Sydney to handle customers in Australia. Volume from USA has decreased substantially because we loss a major agent in USA.

The volume increase combined with increasing freight rates resulted in the increase in revenue and forwarding cost. Profit per container in sea freight was maintained or increased resulting in the increase of gross revenue for the year ending 30th April, 2004.

Total segment overhead attributable to the sea freight operation for the fiscal year ended April 30, 2004 was decreased by 0.62% or approximately US$8,000 from the fiscal year ended April 30, 2003. Overall net income for the sea freight operation increased 28.44% or approximately US$149,000 the fiscal year ended April 30, 2004 compared to the fiscal year ended April 30, 2003. The increase in net income was mainly the result of the improvement in sales and continued cost efficiencies.

Other Operating Expenses

Selling and Administrative Expenses

Selling and administrative expenses increased from 3.47%, from US$2,075,000 in the fiscal year ended April 30, 2003 to US$2,147,000 in the fiscal year ended April 30, 2004. We have enforced tight cost control measure to reduce the administrative cost and due to increased in sales and business operation, the selling and administrative expenses has increased slightly. The major items with increment are as follows:

Legal and professional fee: Total legal and professional fee has increased approximately by 71% from US$43,991 in 2003 to 75,301 in 2004. More costs have incurred in relation working on a registration document and work related to secure qualification for quotation on the Bulletin Board.

Overseas traveling: overseas traveling has increased approximately by 75% from US$38,190 to US$66,926 due to more business trip to USA, Europe and Australia to promote our freight business.

Salaries and allowance

Salaries and allowances for the fiscal year ended April 30, 2004 decreased 6.04% from US$1,054,179 in the fiscal year ended April 30, 2003 to US$990,523 in the fiscal year ended April 30, 2004. There has been an average reduction in staff and a reduction in salary for some staff during 2004. However, starting from February 2004, we have recruited about 5 temporary staff to cope with the increasing reporting demand of our new computerized system. The combined effect has resulted in a slight reduction in the total salary.

Depreciation and Amortization

Depreciation on property, plant and equipment decreased 44%, from US$48,000 in the fiscal year ended April 30, 2003 to US$27,000 in the fiscal year ended April 30, 2004. Depreciation and amortization decreased due assets being fully depreciated and/or amortized in the prior periods. We do not have much capital expenditure in the fiscal year end April 30, 2004 except for some additions to improve our office facilities when we moved to our new office near the end of the fiscal year.

Interest and Other Income

Our interest income comes from our deposit in banks. Interest and other income decreased 31.15% or US$61,000 for the fiscal year ended April 30, 2003 to US$42,000 in the fiscal year ended April 30, 2004. This decrease was due to general lowering of interest rates offered by the banks.

Interest Expense

Interest expenses decreased from US$5,000 in the fiscal year ended April 30, 2003 to zero in the fiscal year ended April 2004. This reflects that we do not have material borrowing except for the bank overdraft from time to time and a bank loan of US$67,000 borrowed in Feb 2004.

Provision for Income Taxes

Provision for income taxes increased by 53.72% from US$121,000 in the fiscal year ended April 30, 2003 to US$186,000 in the fiscal year ended April 30, 2004. The effective tax rate is 17.4%, which is similar to last year of 17.1%. Our tax is mainly for the income tax of our two subsidiaries operated in Hong Kong. The standard tax rate in Hong Kong is 17.5%. This increase in provision of income taxes is due to the increase in taxable income resulting from the increase in freight forwarding income.

Net Loss on Discontinued Operations

On December 31, 2002, Wako discontinued the operation of a branch office located in Guangzhou China which mainly operated in the sea forwarding segment. The branch was sold at its carrying amount of US$51,000 to a related party in April 30, 2003. Wako will not have significant continuing involvement in the operation of the branch after the disposal.

LIQUIDITY AND CAPITAL RESOURCES

For the eight months ended December 31, 2004, we did not generate any cash from operating activities, compared with US$461,000 used in operating activities for the eight months ended December 31, 2003. The increase in cash was primarily attributable to a decrease in amount due from related parties and an increase in trade payables.

We had net cash provided by financing activities of US$140,000 for the eight months ended December 31, 2004 compared with US$322,000 provided by financing activities for the eight months ended December 31, 2003. Cash provided by financing activities for the eight month period ended December 31, 2004, consisted entirely of bank loan financing in an aggregate amount of US$366,000, during that period. We deposited US$192,000 of the funds obtained from this bank loan as restricted cash to secure guarantees we have made to certain banks as described in greater detail below. Cash provided for financing activities in the eight month period ended December 31, 2003 consisted primarily of repayment from related parties of US$346,000.

At December 31, 2004, we have bank guarantees of US$446,000 from certain banks which guarantee an aggregate of US$446,000 for the granting of credit facilities to a subsidiary for airfreight payments to carriers, which must be advanced prior to payment by our customers. These guarantees are secured by restricted cash, that we have deposited in separate bank accounts for this purpose, along with certificates of deposit, all of which aggregate to approximately US$460,000 at December 31, 2004. In April 2004, we obtained a short-term bank loan of approximately US$67,000 of which US$45,000 was for the installment of certain equipment and the remaining US$22,000 was used for general working capital. There was US$17,000 outstanding with respect to this short-term at December 31, 2004. In October 2004, we also obtained an additional bank loan of US$449,000, which was used to pay income taxes and for general working capital. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. At December 31, 2004, the interest rate payable on this loan was 4% per annum and the outstanding principal amount was approximately US$411,000.

Our net working capital increased by US$399,000 to US$1,129,000 at December 31, 2004 from US$730,000 at April 30, 2004. Our cash position also slightly increased from US$268,000 to US$306,000 during that same period. This increase in working capital was primarily attributable to an increase in trade receivables and other current assets.

Our approximate contractual cash obligations at December 31, 2005 are outlined in the table below including our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to amount to approximately US$220,000 per month for fiscal year ended 2005.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligation: Equipment lease and office rental obligation	$368	$242	$109	$17	$-

Other Obligations: Cargo space commitment	2,404	2,404	-	-	-

Capital contribution to a wholly own subsidiary in Mainland China	555	555	-	-	-

Total Contractual Cash Obligations	$3,327	$3,201	$109	$17	$-

During the eight months ended December 31, 2004 and year ended April 30, 2003 and 2004, we have not engaged in:

•        material off-balance sheet activities, including the use of structured finance or special purpose entities;

•        trading activities in non-exchange traded contracts.

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

Off-balance Sheet Arrangements.

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.    FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the period from May 1, 2004 to December 31, 2004 (including Notes containing certain unaudited financial information for the period May 1, 2003 to December 31, 2003) and audited consolidated financial statements for the years ended April 30, 2004 and 2003 begins on page F-1 of this transition report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.    CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15d-15e and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this transition report. He has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of stockholders and serve in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME	AGE	POSITIONS HELD AND TENURE

Christopher Wood	59	Chief Executive Officer, Chief Financial Officer and Director

Phillip Forsyth	41	Chief Operating Officer

Kelvin Tang	32	Secretary

Officers and Directors:

Christopher Wood has been our Chief Executive Officer, Chief Financial Officer, and sole Director since our formation. He has been a Director and Chief Executive Officer of our subsidiary, Wako Express (HK) Co. Ltd. (“WEHK”) from July 1982, and also has been Director and Chief Executive Officer of our subsidiary, Wako Air Express (HK) Co. Ltd. (“WAE”) from February 1989. Mr. Wood has also served as Director of our subsidiary, Wako Express (China) Co. Ltd. (“WE China”), since its formation in July 2004.  Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969.

Phillip Forsyth has been our Chief Operating Officer and Chief Executive Officer of WE China since February 2005. Prior to joining us, from January 2001 to February 2005, Mr. Forsyth was a General Manager with Maersk Logistics, a logistics services provider, in South China. From June 1996 to December 31, 2000, Mr. Forsyth was a Managing Director of World Connect Limited, a logistics services provider in Hong Kong.

Kelvin Tang has been our Secretary since March 2005. From June 2004, Mr. Tang has also been employed by our subsidiaries, WEHK and WAE as Finance and Accounts Manager. He has been working as audit staff for public accounting firms for more than five years before joining us. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a masters degree in Corporate Finance from Hong Kong Polytechnics University.

Significant Employees

Paul Yip , age 52, has been Director of WEHK and WAE from 1986. He received a Graduate Diploma for E-Logistics and Supply Chain Leadership from The University of Hong Kong, PKKI Business Graduate School in 2001.

Robert Wong, age 49, has been the vice president of Wako Express (HK) Co. Ltd. and Wako Air Express (HK) Co. Ltd. since February, 2004. Prior to joining Wako, Mr. Wong was the group vice president of Jardine Logistics Services (HK) Ltd, a logistics service provider, from 1993 to 2002. He then acted as a logistic consultant at ANL Container Line Pty Ltd in Melbourne. He is an MBA holder also has full membership of The Chartered Institute of Shipbroker (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

Raymond Chan, age 49, has been Sea Freight, Logistics and Supply Chain Management of Wako Express (HK) Co. Ltd. and Wako Air Express (HK) Co. Ltd. since 1986. He received an Outstanding Service Award from Target Store Australia for logistical support in 2002.

Alan Kan , age 55, joined Wako Air Express (HK) Ltd. as General Manager Air freight in 2000. Prior to 2002, he worked 20 years with Wards Internationals where his last position was CEO. He won outstanding performance Awards in the period 1988-1997 from the following Carriers: Singapore Airline, Malaysian Airline, Qantas Airways, Air New Zealand, Ansett Australia.

Stewart Brown, age 43, became the Chief Executive Officer of our Kay O’Neill USA subsidiary in April 2005, in connection with our acquisition of Kay O’Neill USA. Prior to that time and from July 2000, Mr. Brown was the Executive Vice President of Kay O’Neill USA.

Bill Ip, age 46, has been a vice president of our WE China subsidiary since February 2005. Prior to that he was the general manager of WEHK since 2000.

Directors serve for a one-year term. Our Bylaws provide for a minimum of one director.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and the entire Board of Directors (one person) currently serves the function of an audit committee. We have not made a determination as to whether any of our directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and holders of greater than 10% of our outstanding shares of common stock are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act.

ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended April 30, 2004, 2003 and 2002, and for the period from May 1, 2004 to December 31, 2004 by our Chief Executive Officer. We had no other executive officers, during such period, that received compensation in excess of US$100,000. Phillip Forsyth, who would be deemed to be a named executive officer for the purposes of this Item 10, was employed as our Chief Operating Officer in February 2005. Stewart Brown, who also would be deemed to be a named executive officer for the purposes of this Item 10, became the Chief Executive Officer of one of our subsidiaries in April 2005, as a result of our acquisition of Kay O’Neill USA. This table sets forth all annual compensation, including a bonus or other form of compensation; and long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other form of compensation, paid to Mr. Wood during these periods. The figures below include housing allowances paid to Mr. Wood. Amounts distributed as dividends to Mr. Wood, by our Hong Kong subsidiaries, are not set forth in the table below but are described in footnote 2 to the table.

Name and Positions	Fiscal Year	Salary		Bonus	Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation (1)(2)
Christopher Wood, Chief Executive Officer and Chief Financial Officer	2002 2003 2004	$ $ $	133,300 123,000 139,000	-- -- --	-- -- --	$ $ $	56,800 92,800 45,000
	Eight months ended 12/31/04		$117,000	--	--		$29,700

(1) Included herein are the fair value of the personal allocated portion of a housing allowances that have been paid to an entity related to Mr. Wood in the amounts of approximately US$45,000, US$45,000 and US$29,700 for the fiscal years ended April 30, 2003 and 2004 and eight months ended December 31, 2004.

(2) Not included are dividends paid to Mr. Wood by our Hong Kong subsidiaries of approximately US$538,000 and US$404,000 for the fiscal years ended April 30, 2003 and 2004.

Employment Agreements.

We do not have a written employment agreement with Mr. Wood.

We entered into an employment agreement with Phillip Forsyth, our Chief Operating Officer, dated November 16, 2004, which became effective on February 14, 2005. The employment agreement is for a term of three years, but may be terminated either by Mr. Forsyth or us, upon three months notice, or payment of salary, in lieu of notice for such three month period, at any time after February 14, 2006. Pursuant to the terms of the employment agreement, Mr. Forsyth is paid an annual salary of HK$1,539,996 (US$197,436) and is also entitled to an annual performance bonus in cash or our securities, as agreed to between Mr. Forsyth and us. In addition to our right to terminate Mr. Forsyth’s employment on three months’ prior written notice after the first year, we may also terminate his employment immediately for certain actions described in his employment agreement that would constitute cause. Mr. Forsyth has also agreed to maintain the confidentiality of our proprietary information and materials and has agreed, during the term of his employment and for a period of six months thereafter not to: (i) solicit any of our customers or clients for business; and (ii) solicit any of our employees to terminate his employment with us.

Our Kay O’Neill USA subsidiary entered into an employment agreement with Stewart Brown, the Chief Executive Officer of our Kay O’Neill USA subsidiary, on April 1, 2005, which is terminable by either of them, at any time, on at least 12 months’ prior written notice. Pursuant to the terms of the employment agreement, Mr. Brown received a bonus, in April 2005, of US$38,850 and is paid an annual salary of US$200,000. In addition, Mr. Brown is also entitled to receive an annual bonus equal to 10% of Kay O’Neill USA’s net earnings after payment of interest, but before payment of taxes, provided that Kay O’Neill USA achieves certain pre-determined performance levels agreed to, in advance, by Mr. Brown and us. This bonus is payable to Mr. Brown in cash, our securities, or a combination of both, as shall be mutually agreed to by Mr. Brown and us. Mr. Brown was also issued 200,000 shares of our common stock as additional compensation, Mr. Brown is also entitled to customary health benefits and payment of automobile expenses in an approximate amount of US$8,000 per year. The employment agreement also provides for Mr. Brown’s service on the Board of Managers of Kay O’Neill USA, during the term of his employment. In addition to our right to terminate Mr. Brown’s employment on 12 months’ prior written notice, we may also terminate his employment immediately for cause, which is defined in his employment agreement. Mr. Brown has also agreed to maintain the confidentiality of our proprietary information and materials and has agreed, during the term of his employment and for a period of two years thereafter not to: (i) persuade any of Kay O’Neill USA’s customers, clients or suppliers to cease or reduce their business with Kay O’Neill USA; (ii) solicit any customer or client of Kay O’Neill USA for business or employment; and (iii) persuade any employee of Kay O’Neill USA to terminate his employment with Kay O’Neill USA. Mr. Brown has further agreed not to be engaged in any other logistics or freight forwarding business, in the United States, during the term of his employment and for one year thereafter.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 23, 2005, we had a total of 20,641,000 shares of common stock issued and outstanding.

The following table sets forth information, as of May 23, 2005, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Remainder of Page Intentionally Left Blank

Name	Number of Shares Owned Beneficially (1)	Approximate Percent of Class Owned (1)(2)
Christopher Wood	20,001,000	96.9%

Phillip Forsyth	---	---

Stewart Brown 200 East Howard Avenue, Suite #232, Des Plaines, Illinois 60018	200,000	*

All Executive Officers and Directors, as a Group (three persons)	20,201,000	97.9%

(1)Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Except as otherwise indicated, the address of such persons is the Company’s offices at 3606-8, 36/F, Citibank Tower, Citibank Plaza, 3 Garden Road, Central Hong Kong.

(2)The percentages shown are calculated based upon 20,641,000 shares of Common Stock outstanding on May 23, 2005. The numbers and percentages shown include the shares of common stock actually owned as of May 23, 2005 and the shares of common stock that the person or group had the right to acquire within 60 days of May 23, 2005. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of May 23, 2005 upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business, our subsidiaries enter into agency agreements with various overseas agents, pursuant to which these overseas agents provide services, as our agents, relating to our freight forwarding operations at both ports of loading and ports of destination of the shipments we arrange.

Under these agency agreements, we and our overseas agents perform our respective services at our own places of business and, for these services, earn our respective fees from each other, as well as from either the shipper or the consignee, as the case may be.

In addition, under the agency agreements, sometimes either we or the overseas agent is required to act as a "collection agent" to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to which party pays the freight cost is determined by the shipper and the consignee, we and our overseas agents act in accordance with the customers' instructions for the collection of freight revenue. In the event that the collecting party is not the party who is responsible for the payment of the freight cost to the carrier, then the collecting party must reimburse the other party to settle the freight cost.

In either case, we or our overseas agents are responsible for invoicing the other party, as between us, for fees owed. These amounts include the services fees earned and may also include the freight cost collected by the other party.

During the eight months ended December 31, 2004 and 2003, we conducted trade transactions through four agents (three agents after June 25, 2004) that are deemed to be related parties. Trade transactions include revenues earned by us and amounts collected on our behalf (freight costs incurred by us and amounts collected on behalf of the related parties) in the ordinary course of business. In addition, we paid certain expenses on behalf of these related parties, or vice versa. Details are as follows:

Transactions with Wako Express (China) Company Limited ("WEC")

Christopher Wood, our Chief Executive Officer, Chief Financial Officer, sole director and majority shareholder, is also director and shareholder of WEC. Paul Yip, a director of each of our Hong Kong subsidiaries, is also director and shareholder of WEC. WEC is equally owned by Messrs. Wood and Yip.

During the eight months ended December 2004 and years ended April 30, 2004 and 2003, we made sales through WEC, as our agent, of US$258,000, US$136,000 and US$94,000, respectively, in the ordinary course of our freight business. We also paid certain expenses on behalf of WEC of US$358,000, US$469,000, US$692,000 respectively during these same periods. These expenses paid on behalf of WEC were mainly salary and dividends paid on behalf as described below. Reimbursements were made regularly along with payment of trade transactions. By the end of March 2005, expenses paid on behalf have been reimbursed.

At December 31, 2004, the amount outstanding to us from WEC stands at approximately US$208,000.

Although most of WEC’s employees are employed in its principal places of business throughout the People’s Republic of China (“PRC”), certain of its senior employees are employed in Hong Kong under contractual relationships with us. We established these relationships because WEC has not established a place of business in Hong Kong due to the fact that its principal places of business are located in the PRC. These senior employees are all Hong Kong residents who are required to be stationed in WEC's PRC offices so, for social security purposes, they need to have their employment contracts established with a Hong Kong employer and signed in Hong Kong. This is in fact a usual practice common to many other industries in Hong Kong when Hong Kong residents are required to work in the PRC, they prefer to establish an employment relationship with the employer in Hong Kong.

As a result, we would need to incur payments of staff costs to these WEC employees on behalf of WEC and whenever such payments are made, we would seek immediate reimbursements from WEC. During the eight months ended December 31, 2004 and the years ended April 30, 2004 and 2003, payments of such staff costs on behalf of WEC amounted to US$346,000, US$464,000 and US$461,000 respectively. In addition, we have paid dividends on behalf of WEC of US$284,000 for the year ended April 30, 2003.

Transactions with Asean Cargo Services Pty Ltd ("ACSP")

Mr. Wood is also director of ACSP and owned 40% of the outstanding equity interests of ACSP until June 25, 2004, on which date he sold his entire interest in ACSP and resigned as a director.

During the eight months ended December 31, 2004 and the years ended April 30, 2004 and 2003,we made sales through ACSP, as our agent, of US$239,000, US$1,189,000, and US$622,000, respectively, in the ordinary course of our freight business. We also paid certain expenses on behalf of ACSP of US$22,000, US$129,000, US$218,000, respectively, during the same periods. These expenses were primarily for freight expenses incurred by ACSP. Reimbursements were made regularly along with the payment of trade transactions and all expenses paid on behalf have been reimbursed.

Handling income of US$7,000, US$5,000, and US$7,000 have been charged to ACSP and handling fee of US$32,000, US$155,000, and US$42,000 have been charged to us by ACSP during the eight months ended December 31, 2004 and the years ended April 30, 2004 and 2003, respectively.

Transactions with Asean Logistics Inc ("ALI")

Mr. Yip owned 35% of the outstanding equity interests of ALI until January 3, 2005, on which date he sold his entire interest in ALI.

During the eight months ended December 31, 2004 and the years ended April 30, 2004 and 2003, we made sales through ALI, as our agent, of US$180,000, US$143,000, and US$602,000 respectively, in the ordinary course of our freight business. We also paid certain expenses on behalf of ALI of US$9,000, US$12,000, and 76,000, respectively, during same periods. These expenses were primarily for traveling expenses incurred by ALI. Reimbursements were made regularly along with the payment of trade transactions and all expenses paid on behalf have been reimbursed.

Handling income of US$29,000, US$1,000, US$37,000 have been charged to ALI and the handling fee of US$21,000, US$40,000, and US$11,000 have been charged to us by ALI during the eight months ended December 31, 2004 and the year ended April 30, 2004 and 2003 respectively.

Transactions with Wako Logistics (Thailand) Co. Ltd. ("WLT")

Mr. Wood is a director and owns 50% of the outstanding equity interests of WLT.

During the eight months ended December 31, 2004 and years ended April 30, 2004 and 2003, made sales through WLT, as our agent, of US$17,000, US$82,000 and US$7,000 respectively, in the ordinary course of our freight business. WLT paid certain expense on our behalf during the year ended April 30, 2004, in the amount of US$10,000.During the year ended April 30, 2003, we paid certain expenses of US$21,000 on behalf of WLT. These expenses were primarily for traveling expenses incurred by WLT and have been reimbursed.

In addition, we had transactions with the following related parties. These related parties were created to hold properties that may be leased to related and unrelated parties.

Transaction with Mountland Development Limited ("MDL")

Mr. Wood is a director and owns all of the outstanding equity interests of MDL.

Prior to March 1, 2004, MDL leased the property at B2, G/F Hoplite Industrial Centre, 3 Wang Tai Road, Kowloon Bay, Hong Kong to Wako Air Express (HK) Co. Ltd. for use as offices. For the years ended April 30, 2004 and 2003, rental expenses of US$99,000 and US$133,000, respectively, were paid or payable to MDL. At December 31, 2004, we no longer leased any property from MDL.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the eight months ended December 31, 2004 and years ended April 30, 2004 and 2003, rental expenses of US$29,700, US$45,000 and US$45,000, respectively were paid or were payable by us to JWP. These amounts have been treated as a housing allowance in the disclosure under the section of Executive Compensation.

Transactions with Yadley Hong Kong Limited ("YHKL")

Mr. Yip is a director and he and his spouse own all of the outstanding equity interests of YHKL.

YHKL owns a residential property which is occupied by Mr. Yip. During the eight months ended December 31, 2004 and years ended April 30, 2004 and 2003, rental expenses of US$31,000, US$46,000, and US$27,000 were paid or were payable to YHKL. These amounts have been treated as a housing allowance to Mr. Yip.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

Remainder of Page Intentionally Left Blank

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number and Document Description

3.1	Certificate of Incorporation of Wako Logistics Group, Inc. (1)

3.2	Bylaws of Wako Logistics Group, Inc. (1)

4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.1	Contract for acquisition of Wako Express (HK) Co. Ltd. (1)

10.2	Contract for acquisition of Wako Air Express (HK) Co. Ltd. (1)

10.3	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O’Neill (USA Holdings) Limited, Kay O’Neill (USA) LLC and Wako Logistics Group, Inc. (2)

10.4
Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.5
Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.6	Employment Agreement dated as of April 1, 2005, by and between Kay O’Neill (USA) LLC and Stewart Brown. (3)

10.7	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (4)

10.8	Wako Logistics Group, Inc. 2005 Stock Incentive Plan (4).

21.1	Subsidiaries of the Registrant. (4)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)). (4)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (4)

(1) Incorporated by reference - filed previously with our Form SB-2/A on June 14, 2004.

(2) Incorporated by reference - filed previously with our Form 8-K on April 7, 2005.

(3) Incorporated by reference - filed previously with our Form 10-QSB on May 18, 2005.

(4) Filed herewith.

Reports on Form 8-K

During the period covered by this report, we did not file any reports on Form 8-K with the SEC.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Moores Rowland Mazars. Set forth below are the fees and expenses for the eight months ended December 2004 and year ended April 30, 2004.

Audit Fees.

Period ended December 31, 2004: US$23,590
Year ended April 30, 2004: US$19,230

Audit-Related Fees.(1)

Period ended December 31, 2004: US$47,729
Year ended April 30, 2004: US$39,615

Tax Fees. (2)

Period ended December 31, 2004: None
Year ended April 30, 2004: US$2,244

(1)	Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to a registration document during the period/ year. It also include quarter review fee during the period/ year.

(2)	Tax fees include service fee for profit tax return preparation and related tax computation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAKO LOGISTICS GROUP, INC..

By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer
May 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-KSB has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

COMPANY NAME CORPORATION

May 26 , 2005	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, Chief Financial Officer and Director (principal executive officer, principal financial officer and accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wako Logistics Group, Inc.
(A company incorporated in Delaware)
We have audited the accompanying consolidated balance sheets of Wako Logistics Group, Inc. (the “Company”) and its subsidiaries (collectively, the “Wako Group”) as of December 31, 2004 and April 30, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the 8 months period ended December 31, 2004 and for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Wako Group as of December 31, 2004 and April 30, 2004 and the results of their operations and cash flows for the 8 months period ended December 31, 2004 and for each of the two years in the period ended April 30, 2004 in conformity with U. S. generally accepted accounting principles.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong, May 13, 2005

Wako Logistics Group, Inc.

Consolidated Statements of Operations
Years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

(Dollars in thousands except share data and per share amounts)

		Year ended April 30,		8 months period ended December 31,
		2003	2004	2004
	Note	US$	US$	US$
Revenues:
Freight		11,150	13,842	14,650
Agency services		486	308	376
Other services		3,001	3,565	1,558

Total revenues		14,637	17,715	16,584

Operating expenses
Cost of forwarding		(11,807)	(14,513)	(14,105)
Selling and administrative expenses		(2,075)	(2,147)	(2,082)
Depreciation		(48)	(27)	(35)

Total operating expenses		(13,930)	(16,687)	(16,222)

Income from operations		707	1,028	362
Other income (expense)
Interest income		4	2	2
Interest expense		(5)	-	(5)
Other income, net		57	40	13

Income from continuing operations before income taxes		763	1,070	372

Provision for income taxes	6	(121)	(186)	(96)

Income from continuing operations		642	884	276

Discontinued operations	3
Loss from discontinued operations		(55)	-	-

Net income		587	884	276

Net income per share:

Basic net income from continuing operations		0.03	0.04	0.01
Basic net loss from discontinued operations		-	-	-

Net income per share		0.03	0.04	0.01

Weighted average common shares outstanding - Basic and diluted		20,001,000	20,074,534	20,441,000

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At April 30, 2004 and December 31, 2004

(Dollars in thousands except share data and per share amounts)

		At April 30, 2004	At December 31, 2004
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		268	306
Restricted cash	7	152	345
Certificate of deposits	7	115	115
Trade receivables, net		2,313	3,690
Deposits, prepayments and other current assets		157	155
Due from related parties	10	1,053	369
Total current assets		4,058	4,980

Property, plant and equipment, net	5	99	166

Total assets		4,157	5,146

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		173	139
Trade payables		1,671	2,342
Accrued charges and other creditors		130	219
Bank loan - maturing within one year	8	62	241
Due to related parties	10	153	53
Due to directors	10	840	733
Income tax payable		299	124

Total current liabilities		3,328	3,851

Non-current liabilities
Bank loan - maturing after one year	8	-	187

Commitments and contingencies	9	-	-

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and nil issued
Common stock US$0.001 par value, 55 million shares authorized, 20,441,000 shares issued and outstanding	1	20	20
Additional paid-in capital		456	456
Additional other comprehensive income		-	3
Retained earnings		353	629

Total stockholders' equity		829	1,108

Total liabilities and stockholders' equity		4,157	5,146

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Stockholders' Equity
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

(Dollars in thousands except share data and per share amounts)

	Ordinary stock		Additional paid-in capital	Additional other comprehensive income	Retained earnings	Total
	Number	US$	US$	US$	US$	US$

Balance as of May 1, 2002	20,001,000	20	236	-	138	394
Net income	-	-	-	-	587	587
Dividend paid	-	-	-	-	(718)	(718)

Balance as of April 30, 2003	20,001,000	20	236	-	7	263

Net income	-	-	-	-	884	884
Dividend paid	-	-	-	-	(538)	(538)
Issue of new shares
- for cash	317,200	-	159	-	-	159
- as compensation for services	122,800	-	61	-	-	61

Balance as of April 30, 2004	20,441,000	20	456	-	353	829

Net income	-	-	-	-	276	276
Other comprehensive income	-	-	-	3	-	3

Total comprehensive income						279

Balance as December 31, 2004	20,441,000	20	456	3	629	1,108

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

(Dollars in thousands except share data and per share amounts)

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
		US$	US$
Cash flows from operating activities:
Net income	587	884	276

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	51	27	35
Bad debts written off	85	6	16
Other non-cash expenses	-	11	-
Other comprehensive income	-	-	3

Changes in working capital:
Trade receivables	(529)	(617)	(1,394)
Deposit and prepayment	3	(45)	2
Due from related parties	(428)	1	684
Due from a director	152	27	-
Trade payables	357	124	671
Accrued charges and other creditors	26	28	89
Due to related parties	(102)	(21)	(100)
Due to directors	502	(286)	(107)
Income tax payable	57	184	(175)

Net cash provided by operating activities	761	323	-

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(11)	(93)	(102)
Disposal of a branch	(14)	-	-

Net cash used in investing activities	(25)	(93)	(102)

Cash flows from financing activities:
Certificate of deposits	-	(115)	-
Restricted cash	56	42	(192)
Bank overdrafts	138	(94)	(34)
Bank loan raised - net	-	62	366
Capital element of capital leases payments	(14)	-	-
Dividend paid	(718)	(538)	-
Due from related parties	(351)	304	-
Issue of new shares	-	159	-

Net cash provided by (used in) financing activities	(889)	(180)	140

Net (decrease) increase in cash and cash equivalents	(153)	50	38
Cash and cash equivalents at beginning of year / period	371	218	268

Cash and cash equivalents at end of year / period	218	268	306

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

1.            ORGANISATION AND PRINCIPAL ACTIVITIES

Wako Logistics Group, Inc. (the “Company”) was incorporated on December 2, 2003 under the laws of the United States of America under the name of Wako Logistics Inc. The Company was incorporated with authorised and outstanding share capital of 100 million and 100 common stocks with par value of US$0.001 each respectively. All outstanding common stocks are issued to Mr. Christopher Wood.

On January 8, 2004, the Company changed its name to Wako Logistics Group, Inc. On the same date, its authorised number of shares was reduced to 60 million, of which 55 million shares are common stock, and 5 million shares are preferred stock. The Company has had no operation since its incorporation and is used as an investment holding company.

Pursuant to Share Exchange Agreements entered into between the Company and Mr. Christopher Wood (and his nominee) on January 18, 2004, the Company consummated a combination with Wako Express (H.K.) Company Limited (“WEHK”) and Wako Air Express (H.K.) Company Limited (“WAE”) (collectively, Operating Subsidiaries”) by the issue of 20,000,900 common stocks in the Company in exchange for 100% of the outstanding stock of WEHK and WAE.

After the share exchanges, the Company became the controlling company of the Operating Subsidiaries and Mr. Christopher Wood became the controlling shareholder of the Company.

The transfer of Mr. Christopher Wood’s interest in the Operating Subsidiaries to the Company was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Company have been presented as if the Operating Subsidiaries had been owned by the Company since the earliest date covered by these financial statements.

WEHK was incorporated in Hong Kong on June 4, 1982. During the period covered by these financial statements, its authorized capital stock comprised 1,000,000 shares of common stock with a par value of HK$1 per share. WEHK’s principal activity is the provision of sea freight services.

WAE was incorporated in Hong Kong on February 24, 1989. During the period covered by these financial statements, its authorized capital stock comprised 10,000 shares of common stock with a par value of HK$100 per share. WAE’s principal activity is the provision of airfreight services.

During the period from May 1, 2001 to December 19, 2003, the Operating Subsidiaries’ issued and outstanding capital stocks were 75% owned by Mr. Christopher Wood. On December 19, 2003, Mr. Christopher Wood acquired the remaining 25% equity interests in each of WEHK and WAE and became the sole shareholder of each of them. For accounting purposes, the acquisition of this additional 25% equity interest was treated as a private transaction between shareholders before the reorganization.

During the period from February to March 2004, the Company issued an aggregate of 440,000 shares of its common stocks of which, 122,800 shares to consultants, 66,500 shares to its staff and 250,700 shares to independent parties.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

1.            ORGANISATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The stocks issued to consultants are for professional services rendered to the Company valued at $61, which is the fair value of the stock issued. The unit share price and thus the fair value of stock were determined by management. Management believes that this value is comparable to the values of similar services offered by other services providers in the market. The amount of consideration and issued cost are expensed when the services are rendered.

The stocks issued to staff and independent parties were at a price of $0.5 per share. The proceeds from these issues of $159 are credited to common stock and additional paid-in capital.

In July and November 2004, Wako Group set up two new 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China and Wako Express (China) Co Limited (“WECCL”) in Hong Kong. Both subsidiaries have not yet commenced business operation up to December 31, 2004. The registered capital of WE China is RMB6,000 of which RMB1,500 (approximately US$185) has been fully paid-up as of December 31, 2004. The authorized capital stock of WECCL comprised 10,000 shares of common stock with a par value of HK$1 per share which has been fully paid-up as of December 31, 2004.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America (“USGAAP”).

Basis of consolidation

The consolidated financial statements include the financial information of the Company, WEHK, WAE , WE China and WECCL (collectively known as “Wako Group”). All material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income

The Wako Group adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. During the 8 months period ended December 31, 2004, Wako Group recorded other comprehensive income of US$3, being the translation difference on consolidation of WE China’s financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment and depreciation

Property, plant and equipment is stated at cost less accumulated depreciation.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Expenditure incurred in restoring assets to their normal working conditions are charged to the income statement. Improvements are capitalized and depreciated over their expected useful lives. When assets are sold or retired, their costs and accumulated depreciation are eliminated from the accounts and any gain or loss resulting from their disposal is included in the statement of operations.

Depreciation is provided to write off the cost of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method at the following rate per annum:

Computer equipment                             3 years
Machinery and equipment                   5 years
Furniture and fixtures                            5 years
Motor vehicle                                         3 years

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Wako Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Leasing

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under capital leases are recognised as assets of the Wako Group at the lower of the fair value of the leased assets or the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Finance charges implicit in the purchase payment are charged to the statement of operation over the term of the relevant lease so as to produce a constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

Wako Group derives its revenues from two principal sources: airfreight by WAE and ocean freight by WEHK.

As a non-asset based carrier, Wako Group does not own transportation assets. Rather, Wako Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. Sell rate is the rate Wako Group billed to customers and buy rate is the rate Wako Group paid to the carrier. By consolidating shipments from multiple customers and concentrating its buying power, Wako Group is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Airfreight revenues include income earned by WAE for carrying the shipments when WAE acts as a freight consolidator. Ocean freight revenues include income earned by WEHK for carrying the shipments when WEHK acts as a Non-Vessel Operating Common Carrier. In each case Wako Group is acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier’s terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

Because of the way Wako Group conducts its business, Wako Group recognizes revenue gross as a principal rather than net as an agent. The reason Wako Group recognizes revenue in this manner is that Wako Group, as a freight forwarder, as distinguished from other logistics forwarders, who are required to recognize revenues net as an agent, is subject to credit risk, inventory / cargo risk, and insurance risk.

Revenues realized in other capacities, for instance, when Wako Group acts as an agent for the shipper, include only the commissions earned for the services performed. These revenues are recognized upon completion of the services.

Other services include mainly terminal and documents handling fee earned. These revenues are recognized upon completion of the services.

Recognition of cost of forwarding

The billing of cost of forwarding is usually delayed. As a result, Wako Group has to estimate the cost of purchased transportation and services and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimate is based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the accrual. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual would be required.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates in effect in Hong Kong depending on income arising from their respective jurisdictions.

The Wako Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

Uses of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Wako Group’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the report periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

Foreign currency translation

The functional currency of the Wako Group is Hong Kong dollars (“HK$”).

Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at the year end are retranslated at the approximate rates of exchange existing at that date. Exchange gains and losses are dealt with in the consolidated statement of operation.

For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders’ equity.

For the convenience of the readers of these financial statements, translation of amounts from Hong Kong dollars (HK$) into United States dollars (US$) has been made at the exchange rate of US$1.00 = HK$7.8. No representation is made that the Hong Kong dollars amounts could have been or could be, converted into the United States dollars at that rate or at any other rates.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Collectibility of amounts receivable from such parties are evaluated in accordance with the policy for "allowance for doubtful accounts" below.

Allowance for doubtful accounts

The Wako Group reviews its allowance for doubtful accounts bi-monthly throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Wako Group’s estimate is based on historical collection experience, existing economic condition and a review of the current status of trade accounts receivable. It is reasonably possible that the Wako Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of US$6 as of April 30, 2004 and US$55 as of December 31, 2004.

Cash and cash equivalents

Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, that are readily convertible to known amount of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.

Net income per share

According to the requirements of SFAS No. 128, “Earnings Per Share” (“EPS”), basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares. There were no diluted securities outstanding during any of the periods.

Segment reporting

Wako Group adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Wako Group’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in note 15 to the financial statements.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation of Variable Interest Entities (Continued)
In December 2003, the FASB has issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to clarify some of the provisions of FIN 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46R also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

A major shareholder of the Wako Group has an interest in certain other companies the Wako Group has agency agreements with. Those agreements are based on normal commercial terms. Transactions with these entities were regarded as “related party transactions” which have been fully disclosed in note 9 to the financial statements. Under the context of FIN46R, these entities are considered as “businesses”. FIN46R paragraph 4(h) stipulates that an entity that is a business need not be evaluated by a reporting enterprise to determine if the entity is a VIE. Accordingly, the adoption of FIN 46R does not have an impact on the Wako Group’s financial statements.

Recently Issued Accounting Standards

In November 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-01 establishes additional disclosure requirements for each category of SFAS No. 115 and 124 investments in a loss position for annual periods ending after December 15, 2003. In March 2004, the EITF also reached a consensus on the additional accounting guidance for other-than-temporary impairments and its application to debt and equity investments in reporting periods beginning after June 15, 2004 and the additional disclosures for equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion 18 and related interpretation (“cost method investments”) for annual financial statements for fiscal years ending after June 15, 2004. Comparative information for the periods prior to initial application of this issue is not required. In September 2004, the EITF delayed the effective date to apply the measurement and recognition provisions relating to debt and equity securities until the FASB issues additional guidance.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that ARB No. 43 requires the recognition of abnormal amounts of idle facility expense, freight, handling costs, and spoilage as current-period charges and requires fixed production overheads to be allocated to inventory according to the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Group considers that SFAS No. 151 does not have significant impact on its financial statements when it is adopted.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued Accounting Standards (Continued)
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first annual reporting period that begins after June 15, 2005. In March 2005, the SEC have published Staff Accounting Bulletin No. 107, "Share-Based Payment," (SAB 107) to give public entities guidance in applying the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards Statement No. 123R, Share-Based Payment, and to users of financial statements in analyzing the information provided under that Statement. The SAB should be applied upon the adoption of Statement 123(R). The Group considers that SFAS No. 123(R) and SAB 107 does not have significant impact on its financial statements when it is adopted.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Group effective January 1, 2006. The Group does not expect SFAS No. 153 to have a material impact on the consolidated results of operations or financial condition.

In March 2005, the FASB issues Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The adoption of FIN 47 will not have a material impact on the Group's consolidated financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

3.            DISCONTINUED OPERATIONS

On 31 December 2002, the Wako Group discontinued the operation of a branch office located in Guangzhou which mainly operated in the sea forwarding segment. The branch was sold at its carrying amount of US$51 to a related party in April 2003. The Wako Group will not have significant continuing involvement in the operation of the branch after the disposal.

The revenue and results of the discontinued operations, which have been included in the financial statements, were as follows:

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	US$	US$	US$

Turnover	281	-	-
Other income*	350	-	-
Operating costs	(336)	-	-

	295	-	-
Less: elimination of transactions between branch and head office*	350	-	-

Loss from discontinued operation	(55)	-	-

* Other income represents waiver of amount due to the head office which has been eliminated on consolidation.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

4.            CHANGE IN FINANCIAL YEAR

Effective for financial year 2004, the Company changed its financial year end from April 30 to December 31 of each year. As a result of this change, the Consolidated Statements of Operations Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity are presented for the financial years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004. The Consolidated Balance Sheets are presented as of April 30, 2004 and December 31, 2004.

For illustrative purposes only, the following table presents the unaudited condensed results of operations for the 8 months period ended December 31, 2003.

8 months period ended December 31,
2003
(unaudited)
US$
Revenues:
Freight	9,264
Agency services	200
Other services	1,983

Total revenues	11,447

Operating expenses
Cost of forwarding	9,263
Selling and administrative expenses	1,259
Depreciation	11

Total operating expenses	(10,533)

Income from operations	914
Other income
Interest income	1
Other income, net	19

Income from continuing operations before income taxes and minority interest	934

Provision for income taxes	(163)

Net income	771

Net income per share
Basic net income per share	0.04

Basic common shares outstanding	20,001,000

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

5.             PROPERTY, PLANT AND EQUIPMENT, NET
	At April 30, 2004	At December 31, 2004
	US$	US$

Computer equipment	272	371
Office equipment	87	84
Furniture and fixture	37	43
Motor vehicles	77	77
Leasehold improvement	205	205

	678	780
Less: Accumulated depreciation	(579)	(614)

Net book value	99	166

6.             INCOME TAXES

(a)	The Wako Group is subject to income taxes on an entity basis on income arising in or derived from Hong Kong.

Income tax expense is comprised of the following:
	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	US$	US$	US$

Current tax	121	186	96
Deferred tax	-	-	-

	121	186	96

(b)	A reconciliation of the effective tax rate computed ujsing the Hong Kong statutory income tax rate is summarized below:

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	%	%	%

Hong Kong statutory tax rate	17.5	17.5	17.5
Tax effect of permanent differences	(1.3)	(0.1)	8.0
Others	0.9	-	0.3

Effective rate	17.1	17.4	25.8

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

7.	PLEDGE OF ASSETS

As of the balance sheet dates, the Wako Group had pledged the following assets for banking facilities granted by banks:

	At April 30, 2004	At December 31, 2004
	US$	US$

Certificate of deposit	115	115
Restricted cash	152	345

	267	460

8.            BANKING FACILITIES

The Wako Group has obtained bank facilities from creditworthy commercial banks in Hong Kong as follows:

	At April 30, 2004	At December 31, 2004
	US$	US$
Facilities granted
Uncommitted guarantee line	-	-
Committed line - bank guarantee	254	446
- bank loan	67	516

Total line	321	962

Utilized
Uncommitted guarantee line	-	-
Committed line - bank guarantee	254	446
- bank loan	62	428

Total utilized	316	874

The facility amount is agreed by the banker and the Wako Group from time to time. The facilities in relation to bank guarantees are fully cash-collateralized as set out in note 7. Short-term bank loan is collateralized by guarantee of the Hong Kong government to the extent of US$31 as at April 30, 2004 and US$17 as at December 31, 2004 and is repayable within one year by monthly installments. In October 2004, Wako Group obtained further loan facility of US$449 which is unsecured and repayable by 24 monthly installments.

During the year ended April 30, 2004 and 8 months period ended December 31, 2004, the weighted average interest rate of the short-term bank loan was 4% per annum.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

9.            COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Wako Group rent office space, directors’ quarters and certain office equipment under non-cancelable operating leases. The following table summarizes these approximate future minimum lease payments in effect as of April 30, 2004 and December 31, 2004:

	At April 30, 2004	At December 31, 2004
	US$

Within one year	212	242
Over one year but not exceeding two years	177	96
Over two years but not exceeding three years	66	13
Over three years but not exceeding four years	13	13
Over four years but not exceeding five years	11	4
Thereafter	-	-

Total operating lease commitments	479	368

Rent expense under operating leases for the years ended April 30, 2003 and 2004 was approximately US$170 and US$167 respectively and the amount for the 8 months period ended December 31, 2004 is US$171.

Cargo space commitments

WAE has entered into written agreements with various carriers pursuant to which WAE is committed to utilize a guaranteed minimum amount of cargo space each year. As of April 30, 2004 and December 31, 2004, the minimum amount of such cargo space to be utilized in the next year are US$1,103 and US$2,404 respectively.

Capital commitments

Wako Group has committed to make capital contribution of RMB6,000 to its wholly-owned subsidiary, WE China, by 4 half-yearly installments of RMB1,500 (approximately US$185) each. The first installment was paid in September 2004. The remaining balance of RMB4,500 (approximately US$555) was contracted but not provided for.

Contingencies - outstanding claims

Wako Group is subject to claims that arise primarily in the ordinary course of business. Such claims are in general covered by a group insurance policy. Under such policy, premiums of approximately US$32 (representing 56% of the total premiums of such policy) were allocated to the Wako Group for 8 months period ended December 31, 2004. If the Wako Group obtained separate insurance policy, an increase of approximately 20% in premium would have been incurred.

As of April 30, 2004 and December 31, 2004, the aggregate outstanding amount being claimed was US$44 and US$66 respectively. It is the opinion of management that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Wako Group.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.           RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Wako Group

Christopher Wood (“CW”)	Shareholder and director of the Wako Group
Yip King Lin, Paul (“PY”)	Director of WEHK and WAE, shareholder of WEHK and WAE until December 19, 2003
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“ACSP”)	CW was a shareholder and director of ACSP until June 25, 2004
Asean Logistics Inc (“ALI”)	PY is a shareholder of ALI
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Mountland Development Limited (“MDL”)	CW is a shareholder and director of MDL
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Yadley Hong Kong Limited (“YHKL”)	PY is a shareholder and director of YHKL

Details of related parties

Name	Principal activities	Ownership (as of December 31, 2004)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC #	CW PY	50% 50%

ACSP	Provision of sea freight and air freight forwarding services in Australia #	CW (up to June 25, 2004) Others	40% 60%

ALI	Provision of sea freight and air freight forwarding services in the United States #	PY Others	35% 55%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

MDL	Property holding for letting to the Wako Group until February 2004	CW	100%

JWP	Property holding for letting to the Wako Group	CW	100%

YHKL	Property holding for letting to the Wako Group	PY and his spouse	100%

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.           RELATED PARTY TRANSACTIONS (CONTINUED)

#:     In the normal course of business, Wako Group entered into agency agreements with various overseas agents so that both the Wako Group and these overseas agents can jointly handle the shipments in both the port of loading and the port of destination.

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

During the period covered by these financial statements, four (after June 25, 2004: three) of these overseas agents are related parties as mentioned above. For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by Wako Group from related party overseas agents and the handle fees paid by Wako Group to related party overseas agents are disclosed as related party transactions. The amounts that Wako Group billed to the related party overseas agents, who only acted as collection agents, were not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to Wako Group, who only acted as a collection agent, were not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.          RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At April 30, 2004	At December 31, 2004
	US$	US$
Due from related parties (Note (i))
WEC	386	258
ACSP (Note (iii))	477	-
ALI (Note (ii))	161	97
WLT	29	14

	1,053	369

Due to related parties (Note (i))
WEC	21	50
ACSP (Note (iii))	128	-
ALI	2	-
WLT	2	3

	153	53

Due to directors (Note (i))
PY	10	-
CW	830	733

	840	733

Notes:

(i)
The amounts due from / to related parties and director(s) are unsecured, interest-free and repayable on demand. Movements in these accounts during the periods covered by these financial statements represented mainly

a)	amounts paid / collected on behalf of related parties;

b)	amounts paid / payable to and received / receivable from directors including dividends; and

c)	handling income receivable / handling fee payable / rental payable and their related settlements.

(ii)
The directors, PY and CW had undertaken to indemnify the Wako Group against any loss arising from non-recovery of the amount due from ALI to the extent of US$159 as of April 30, 2004. Up to January 2005, the amount has been fully settled.

(iii)	On June 25, 2004, CW resigned as director of ACSP and disposed his shareholdings in ACSP. Since then, ACSP became an unrelated party of the Wako Group.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.          RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities:

	WEC	ACSP	ALI	WLT	Total
	US$	US$	US$	US$	US$

May 1, 2002	177	(56)	137	(30)	228
Trade transactions	94	622	602	7	1,325
Expenses paid	692	218	76	21	1,007
Net settlements	(91)	(693)	(598)	6	(1,376)

April 30, 2003	872	91	217	4	1,184

Trade transactions	136	1,189	143	82	1,550
Expenses paid	469	129	12	(10)	600
Net settlements	(1,112)	(1,060)	(213)	(49)	(2,434)

April 30, 2004	365	349	159	27	900

Trade transactions	258	239	180	17	694
Expenses paid	358	22	9	-	389
Net settlements	(773)	(131)	(251)	(33)	(1,188)
Reclassified as non-related parties	-	(479)	-	-	(479)

December 31, 2004	208	-	97	11	316

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.          RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions
	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	US$	US$	US$
Handling income received/receivable
ACSP	7	5	7
ALI	37	1	29
WEC	-	-	25
WLT	-	-	1

Handling fee paid/payable
ACSP	42	155	32
ALI	11	40	21
WEC	-	2	69
WLT	-	2	1

Rental paid/payable
MDL	133	99	-
JWP	45	45	29
YHKL	27	46	31

Summary of transactions during the two years ended April 30, 2004 and 8 months period ended December 31, 2004 with directors / shareholders:

	CW	PY	Total
	US$	US$	US$

May 1, 2002	(598)	154	(444)
Dividends paid by WEHK and WAE	(538)	(179)	(717)
Settle bonus / dividends on behalf of WEC	(142)	(142)	(284)
Expenses / draws	152	195	347

April 30, 2003	(1,126)	28	(1,098)

Dividends paid by WEHK and WAE	(404)	(135)	(539)
Settle bonus / dividends on behalf of WEC	-	(103)	(103)
Expenses / draws	700	200	900

April 30, 2004	(830)	(10)	(840)

Expenses/draws	97	10	107

December 31, 2004	(733)	-	(733)

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

10.          RELATED PARTY TRANSACTIONS (CONTINUED)

Notes:

•	Dividends include the amounts declared as dividends and payable.

•	Settle bonus/dividends on behalf of WEC include amounts collected by the Group which were for the benefit of CW and PY.

•	Expenses / Draws include amounts that were either paid directly to or for the benefit of CW or PY

11.          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	US$	US$	US$
Cash paid for:
Interest expenses	5	-	5
Income tax	64	2	271

12.          RETIREMENT PLAN

Before December 2000, the Wako Group had a retirement benefits scheme covering substantially all of its employees. The assets of the scheme are held separately from those of the Wako Group in funds under the control of the independent trustee. The amount charged to the income statement represents contributions payable to the scheme by the Wako Group at rates specified in the rules of the scheme less forfeiture arising from employees leaving the Wako Group prior to completion of qualifying service period, if any.

Starting from December 1, 2000, the Wako Group participates in the Mandatory Provident Fund ("MPF") Scheme implemented by the Hong Kong Government. The retirement benefit cost for the MPF charged to the income statement represents contributions payable to the fund by the Wako Group at rates specified in the rules of the MPF scheme. The assets of the MPF are held separately from those of the Wako Group in a provident fund managed by an independent trustee.

Pension expenses of US$43 and US$40 have been incurred by the Wako Group during the year ended April 30, 2003 and 2004 respectively. The pension expenses incurred for the 8 months period ended December 31, 2004 is US$35.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

13.          OPERATING RISKS

a)            Credit risk and its concentration

The Wako Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 5% of the Wako Group’s sales appear in note 13(a).

Concentration of accounts receivable as of April 30, 2004 and December 31, 2004 are as follows:

	At April 30, 2004	At December 31, 2004
	%	%

Customer A	11	10
Customer B	-	14

Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that the Wako Group offers 30 days credit to many of its clients. In order to avoid cash flow problems the Wako Group attempts to maintain tight credit controls through the use of credit checks, credit limits and bi-monthly account review. However, the Wako Group may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom the Wako Group has extended credit either delay their payments to the Wako Group or become unable or unwilling to pay its invoices after the Wako Group has completed shipment of their goods, which could reduce the Wako Group’s revenues.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed completely to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Wako Group’s major customers and related companies but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

13.         OPERATING RISKS (CONTINUED)

b)            Concentration of suppliers

The Wako Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Wako Group’s cost of sales appear in note 13(b).

Concentration of accounts payable as of April 30, 2004 and December 31, 2004 are as follows:

	At April 30, 2004	At December 31, 2004
	%	%

Supplier K	12	10
Supplier N	29	-
Supplier O	15	-
Supplier Q	3	5

	59	15

c)            Geographical concentrations

The Wako Group principally operates in Hong Kong primarily using Asian carriers. However, Wako Group's customers forward freight to areas outside of Asia. It is reasonable possible that in the near term, Wako Group's customers in these geographical areas could experience disruptions in their operations, or their customers operations, as a result of events such as changes in the economy in those areas. As a result there is a possibility that such events may have a severe impact on the Wako Group’s revenues and receivables derived from activities in those areas. Approximate percentages of revenues and receivables in the respective geographic areas are as follows:

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	%	%	%
Revenues
Americas	19	12	12
Asia	17	15	5
Australia	44	52	55
Europe	20	21	28

	100	100	100

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

13.         OPERATING RISKS (CONTINUED)
	At April 30, 2004	At December 31, 2004
	%	%

Trade Receivables
Americas	8	8
Asia	59	53
Australia	17	29
Europe	16	10

	100	100

14. MAJOR CUSTOMERS AND SUPPLIERS

(a)	Details of individual customer accounting for more than 5% of the Wako Group's sales are as follows:

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	%	%	%
Major customer
A	8	11	11
B	-	-	7

(b)	Details of individual suppliers accounting for more than 5% of the Wako Group's cost of sales are as follows:

	Year ended April 30,		8 months period ended December 31,
	2003	2004	2004
	%	%	%
Major suppliers
K	7	-	-
L	5	10	14
M	5	-	-
N	24	24	34
O	-	11	13
P	-	-	6

	41	45	67

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

15.    SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in two business segments, being the provision of (i) air forwarding and (ii) sea forwarding services. The following table summarized the Group’s operations analyzed into air and sea forwarding services:

(i)    During the years ended April 30, 2003 and 2004

	Air forwarding		Sea forwarding		Elimination		Total
	2003	2004	2003	2004	2003	2004	2003	2004
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,614	10,329	7,023	7,394		(8)	14,637	17,715
Cost of forwarding	(6,650)	(9,216)	(5,157)	(5,305)		8	(11,807)	(14,513)
Depreciation	(20)	(8)	(28)	(19)			(48)	(27)
Interest income	4	2	-	-			4	2
Interest expenses	-	-	(5)	-			(5)	-
Other segment income	1	17	56	23			57	40
Other segment expenses	(776)	(800)	(1,299)	(1,291)			(2,075)	(2,091)
Taxation	(55)	(57)	(66)	(129)			(121)	(186)

	118	267	524	673			642	940

Corporate expenses							-	(56)

Segment income from continuing operation before minority interest							642	884

Segment assets	2,151	2,101	2,161	2,562	(717)	(713)	3,595	3,950

Unallocated assets							-	207

Total assets							3,595	4,157

Property, plant and equipment - additions	-	25	11	68			11	93

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the years ended April 30, 2003 and 2004 and 8 months period ended December 31, 2004

15.              SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)      During the 8 months period ended December 31, 2004:

	Air forwarding	Sea forwarding	Elimination	Total
	2004	2004	2004	2004
	US$	US$	US$	US$

Revenue	10,427	6,159	(2)	16,584
Cost of forwarding	(9,450)	(4,657)	2	(14,105)
Depreciation	(11)	(24)		(35)
Interest income	1	-		1
Interest expenses	(2)	(4)		(6)
Other segment income	5	8		13
Other segment expenses	(777)	(1,178)		(1,955)
Taxation	(39)	(57)		(96)

Segment income from continuing operation before minority interest	154	247		401

Corporate expenses				(125)

Segment income from continuing operation before minority interest				276

Segment assets	3,709	2,367	(1,246)	4,829
Unallocated assets				317

Total assets				5,146

Property, plant and equipment - additions	38	64		102

16.          POST BALANCE SHEET EVENTS

On April 1, 2005, the Wako Group completed the acquisition of 100% equity interests in Kay O’Neill (USA) LLC at a purchase price of US$1,625, comprising a cash consideration of US$1,000 and the assumption of an intercompany debt of US$625. The acquiree is engaged in freight forwarding business in the United States.