Form 10QSB
period 2005-06-30
WAKO LOGISTICS GROUP INC
filed 2005-08-15
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-113564
WAKO LOGISTICS GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0262555
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Howard Avenue, Suite 232, Des Plaines, Illinois	60018
(Address of Principal Executive Offices)	(Zip Code)

(847) 294-1600
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of August 12, 2005 the registrant had 20,641,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2005

Item Number in
Form 10-QSB		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial statements	F-1

Item 2.	Management's Discussion and Analysis or Plan of Operation	1

Item 3.	Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6. Exhibits

Signatures

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-QSB contains forward-looking statements concerning Wako Logistics Group, Inc. (“Wako,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. Wako also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of Wako's management as well as on assumptions made by and information currently available to Wako at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of Wako. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries for the sale and expansion of Wako’s services, the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Transitional Report on Form 10-KSB for the period from May 1, 2004 through December 31, 2004. Wako disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

		3 months period ended June 30,		6 months period ended June 30,
		2004	2005	2004	2005
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		4,576	8,424	8,619	14,923
Agency services		117	(444)	221	(820)
Other services		487	1,431	917	2,155

Total revenues		5,180	9,411	9,757	16,258

Operating expenses
Cost of forwarding		(4,408)	(7,638)	(8,191)	(13,386)
Selling and administrative expenses		(705)	(1,659)	(1,356)	(2,595)
Depreciation and amortization		(15)	(53)	(23)	(75)

Total operating expenses		(5,128)	(9,350)	(9,570)	(16,056)

Income from operations		52	61	187	202

Other income (expense)
Interest income		—	2	1	6
Interest expense		(1)	(22)	(1)	(26)
Other income, net		26	15	30	39

Income before income taxes		77	56	217	221

Provision for income taxes		(23)	(41)	(50)	(80)

Income from operations		54	15	167	141

Basic earnings per share		—	—	0.01	0.01

Diluted earnings per share		—	—	0.01	0.01

Weighted average common shares outstanding
Basic		20,441,000	20,641,000	20,441,000	20,541,000

Diluted		20,441,000	22,641,000	20,441,000	21,541,000

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2004 and June 30, 2005
(Dollars in thousands except share data and per share amounts)

		At December 31, 2004	At June 30, 2005
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		306	810
Restricted cash		345	409
Certificates of deposit		115	115
Trade receivables, net		3,690	5,610
Deposits, prepayments and other current assets		155	203
Due from related parties	4	369	83

Total current assets		4,980	7,230

Goodwill		—	766
Intangible assets	6	—	487
Property, plant and equipment, net		166	280

Total assets		5,146	8,763

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		139	3
Trade payables		2,342	4,187
Accrued charges and other creditors		219	379
Bank loan - maturing within one year	2	241	624
Current portion of capital lease obligation		—	4
Due to related parties	4	53	1
Due to directors	4	733	1,990
Income tax payable		124	187

Total current liabilities		3,851	7,375

Non-current liabilities
Bank loan - maturing after one year	2	187	75
Non-current portion of capital lease obligation		—	8

		187	83

Commitments and contingencies	3	—	—

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2004 and June 30, 2005
(Dollars in thousands except share data and per share amounts)

	At December 31, 2004	At June 30, 2005
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and nil issued
Common stock US$0.001 par value, 55 million shares authorized, 20,641,000 (At 31.12.2004: 20,441,000) shares issued and outstanding	20	20
Additional paid-in capital	456	506
Accumulated other comprehensive income	3	9
Retained earnings	629	770

Total stockholders' equity	1,108	1,305

Total liabilities and stockholders' equity	5,146	8,763

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

	6 months period ended June 30,
	2004	2005
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	167	141

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	23	49
Bad debts written off	17	—
Amortization of intangible assets	—	26
Other non-cash items	61	6

Changes in working capital:
Trade receivables	(253)	(681)
Deposits and prepayments	(30)	—
Due from related parties	391	193
Trade payables	361	764
Accrued charges and other creditors	(30)	(62)
Due to related parties	(2)	(53)
Due to directors	10	258
Income tax payable	50	63

Net cash provided by operating activities	765	704

Cash flows from investing activities:
Acquisition of property, plant and equipment	(114)	(137)
Acquisition of a subsidiary	—	(1,000)
Due to and (from) related parties	(11)	93

	(125)	(1,044)
Cash flows from financing activities:
Restricted cash	(65)	(64)
Bank overdrafts	(157)	(137)
New bank debt	50	175
Bank loan repaid	—	(129)
Repayment of capital lease obligation	—	(1)
Dividends paid	(538)	—
Advance from director	—	1,000
Issuance of new shares	159	—

Net cash (used in) provided by financing activities	(551)	844

Net increase in cash and cash equivalents	89	504
Cash and cash equivalents at beginning of period	70	306

Cash and cash equivalents at end of period	159	810

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

1.    BASIS OF PRESENTATION

Wako Logistics Group, Inc.’s (“WLG”, the “Company” or the “Group”) consolidated financial statements for the three and six months ended June 30, 2005 and for the same periods in 2004, have been prepared by the Company, without audit. Following the change of the Company’s financial year end from April 30 to December 31, these consolidated financial statements, including the corresponding comparative figures, are prepared based on the newly adopted financial year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s audited annual financial statements for the eight months period ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations for the three and six months periods ended June 30, 2005 and 2004 and cash flows for the six months period ended June 30, 2005 and 2004, have been made. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2005.

2.  BANKING FACILITIES

 The Group has bank facilities from creditworthy commercial banks in the United States and in Hong Kong as follows:

	At	At
	December 31,	June 30,
	2004	2005
	US$	US$
		(unaudited)
Facilities granted
Committed line - bank guarantee	446	510
- bank loan	516	949

Total line	962	1,459

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

2.            BANKING FACILITIES (CONTINUED)

At December 31, 2004	At June 30, 2005
US$	(unaudited)
US$

Utilized
Committed line - bank guarantee	446	510
- bank loan	428	699

Total utilized	874	1,209

The facility amounts are agreed by the bank and WLG from time to time. The facilities in relation to bank guarantees are fully cash-collateralized. Of the total loan facility, $449 is unsecured and repayable within two years by monthly installments. The remaining loan facility of $500 is secured by substantially all of the assets of Kay O’Neill, a Group subsidiary, and a personal guarantee provided by an employee of the Group. As of June 30, 2005, these bank loans carried interest rates of 4.75% to 6.25% per annum.

3.            COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

WLG rents office space, directors’ quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments as of June 30, 2005:

	At June 30, 2005	At June 30, 2005
	US$	(unaudited)
		US$

Within one year	242	294
Over one year but not exceeding two years	96	114
Over two years but not exceeding three years	13	81
Over three years but not exceeding four years	13	26
Over four years but not exceeding five years	4	—

Total operating lease commitments	368	515

Rent expense under operating leases for the 6 months ended June 30, 2004 and 2005 was US$107 and US$170 respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

3.            COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group has entered into written agreements with various freight carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. For the twelve months ending June 30, 2006, WLG is committed to use cargo space costing US$723.

Contingencies - outstanding claims

WLG is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by an insurance policy that covers the Group’s businesses.

As of June 30, 2005, the aggregate claims outstanding were US$79. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

4.            RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder and director of the Group

Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries

Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors

Asean Cargo Services Pty Ltd (“ACSP”)	CW was a shareholder and director of ACSP until June 25, 2004

Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005

Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT

Mountland Development Limited (“MDL”)	CW is a shareholder and director of MDL

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Yadley Hong Kong Limited (“YHKL”)	PY is a shareholder and director of YHKL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

4.            RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of June 30, 2005)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC #	CW	50%
		PY	50%

ACSP	Provision of sea freight and air freight forwarding services in Australia #	CW (up to June 25, 2004)	40%
		Others	60%

ALI	Provision of sea freight and air freight forwarding services in the United States #	PY	35%
		Others	55%
WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW (up to January 3, 2005)	50%
		Others	50%

MDL	Property holding for letting to the Group until February 2004	CW	100%

JWP	Property holding for letting to the Group	CW	100%

YHKL	Property holding for letting to the Group	PY and his spouse	100%

#:    In the normal course of business, WLG enters into agency agreements with various overseas agents so that both WLG and these overseas agents can jointly handle the shipments in both the port of loading and the port of destination.

Under these agency agreements, both WLG and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition to the above, under the agency agreements, sometimes either WLG or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is determined by either the shipper or the consignee, both WLG and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either WLG or the overseas agent has to submit an invoice to the other party for an amount attributable to it. The invoice amounts include the services fees earned and may also include the freight cost collected by the other party.

During the periods covered by these consolidated financial statements, certain overseas agents are related parties as mentioned above. For the purposes of identifying the related party transactions for disclosure in these consolidated financial statements, only the handling fees earned by WLG from the related party overseas agents and the fees paid by WLG to related party overseas agents are disclosed as related party transactions. The amounts that WLG billed to the related party overseas agents, who only acted as collection agents, are not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to WLG, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

4.           RELATED PARTY TRANSACTIONS (CONTINUED)

  The following is a summary of the amounts included in the accompanying balance sheets:

	At	At
	December 31,	June 30,
	2004	2005
	US$	(unaudited)
		US$
Due from related parties (Note (i))
WEC	258	81
ALI	97	—
WLT	14	2

	369	83

Due to related parties (Note (i))
WEC	50	—
WLT	3	1

	53	1

Due to directors
CW	733	1,991

Notes:

(i)	The amounts due from / to related parties and director(s) are unsecured, interest-free and repayable on demand.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

4.           RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WEC	ACSP	ALI	WLT	Total
	US$	US$	US$	US$	US$

January 1, 2004	700	224	213	25	1,162

Trade transactions	241	576	211	20	1,048
Expenses	114	68	5	—	187
Net settlements	(834)	(432)	(322)	(25)	(1,613)

June 30, 2004	221	436	107	20	784

January 1, 2005	208	—	97	11	316

Trade transactions	203	—	—	10	213
Expenses	128	—	—	—	128
Net settlements	(458)	—	—	(19)	(477)
Reclassified as non-related parties	—	—	(97)	—	(97)

June 30, 2005	81	—	—	2	83

Notes:

•
Trade transactions include revenues earned by the Group and amounts collected on behalf of the Group (or freight costs incurred by the Group and amounts collected on behalf of the agents) in the ordinary course of business.

•	Expenses include amounts incurred by the Group on the agents’ behalf (or incurred by the agents on the Group’s behalf).

•	Net settlements are the amounts which the Group incurred (or received).

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

4.           RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions:
	3 months period ended June 30		6 months period ended June 30,
	2004	2005	2004	2005
	US$	(unaudited)	(unaudited)	(unaudited)
	(unaudited)	US$	US$	US$

Handling income received/receivable
ACSP	7	—	8	—
ALI	6	—	6	—
WEC	11	—	11	5
WLT	—	—	—	1

Handling fees paid/payable
ACSP	43	—	83	—
ALI	30	—	54	—
WEC	29	—	29	16
WLT	—	—	1	—

Rental paid/payable
MDL	—	—	12	—
JWP	11	27	22	43
YHKL	12	—	23	—

Summary of transactions during the periods with directors / shareholders:

	CW	PY	Total
	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$

January 1, 2004	(1,007)	(87)	(1,094)
Dividends paid by subsidiaries	(404)	(135)	(539)
Expenses / draws	607	197	804

June 30, 2004	(804)	(25)	(829)

January 1, 2005	(733)	—	(733)
Advances	(1,325)	—	(1,325)
Expenses/draws	68	—	68

June 30, 2005	(1,990)	—	(1,990)

Notes:

•	Dividends include the amounts declared as dividends and which are payable.

•	Expenses / Draws include amounts that were either paid directly to or for the benefit of CW or PY

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

5.           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	6 months period ended June 30,
	2004	2005
	(unaudited)	(unaudited)
	US$	US$

Cash paid for:
Interest expenses	1	26

6.           ACQUISITION OF SUBSIDIARY

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O'Neill (USA) LLC ("KON"), an Illinois limited liability company based in Chicago, Illinois that provides logistics and freight forwarding services. Management considers that the acquisition of KON will strengthen the position of the Group in the U.S. freight forwarding and international logistics markets.

KON’s operating results from April 1, 2005 to June 30, 2005 are included in the Group’s consolidated financial statements for the three months ended June 30, 2005.

The total purchase price consists of a cash payment of $1.0 million and professional fees of $50.

The cash payment of $1.0 million was advanced by WLG’s Chief Executive Officer, who is also a director and shareholder of the Group, in exchange for a promissory note with a face amount of $1.0 million (the “Promissory Note”) issued on April 1, 2005. The Promissory Note matures on March 31, 2008 and carries interest at the rate of 6% per annum compounded on a quarterly basis.

At any time prior to the maturity date, the holder of the Promissory Note may, at it’s sole election, convert all or a portion of the principal amount into shares of common stock of WLG, at a price per share of common stock equal to the lesser of its fair market value or US$0.5 per share as of the conversion date.

For the purpose of calculating the number of fully-diluted shares, the full amount of the Promissory Note is assumed to have been converted to common stock at a price of US$0.5 per share, reflecting an increase in common stock of 2,000,000 shares. The professional fee of $50 paid in connection with the acquisition was settled by issuing 200,000 additional shares of common stock.

The acquisition of KON was recorded using the purchase method of accounting in accordance with SFAS No. 141. The purchase price was allocated to the assets, liabilities, intangibles and goodwill acquired, based on the fair value of these assets at the date of acquisition. At March 31, 2005, the fair value of KON’s identifiable assets and liabilities was approximately US$284, which comprised net liabilities of US$228 and an intangible asset of $512, represented by KON’s customer list, which is being amortized over five years. Goodwill of approximately US$766 is tested annually for impairment in accordance with SFAS No. 142. There was no impairment in goodwill for the period ended June 30, 2005.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
6 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

6.          ACQUISITION OF SUBSIDIARY (CONTINUED)

Net assets acquired of:
US$

Property, plant and equipment, net	26
Intangible assets	512
Trade and other receivables	1,286
Trade and other payables	(1,302)
Capital lease obligation	(13)
Bank loan	(225)

Assets net of liabilities	284

Cash consideration	1,000
Other cost capitalized	50

Total consideration	1,050

Goodwill arising on acquisition	766

The following unaudited pro forma information assumes the KON acquisition occurred as of the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of WLG.

	3 months period ended June 30,		6 months period ended June 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$

Revenue	6,769	9,411	12,362	17,853

Net income	101	15	245	166

Net income per share of common stock
- Basic	—	—	0.01	0.01
- Diluted	—	—	0.01	0.01

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

7.          SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in two business segments, and provides (i) air forwarding and (ii) sea forwarding services. The following table summarizes the Group’s operations analyzed for the two segments.

(i)    During the 3 month periods ended June 30, 2004 and 2005 (unaudited)

	Air forwarding		Sea forwarding		Reclassifications and Eliminations		Total
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	3,053	4,957	2,127	4,454			5,180	9,411
Cost of forwarding	(2,801)	(4,327)	(1,607)	(3,311)			(4,408)	(7,638)
Depreciation	(5)	(10)	(10)	(17)			(15)	(27)
Interest income	—	2	—	—			—	2
Interest expense	—	(3)	(1)	(5)			(1)	(8)
Other segment income	19	9	7	60		(54)	26	15
Other segment expenses	(272)	(592)	(426)	(1,083)		54	(698)	(1,621)
Taxation	(8)	(15)	(15)	(26)			(23)	(41)
	(14)	21	75	72			61	93
Corporate expenses							(7)	(78)

Segment income before income taxes							54	15

Segment assets	2,742	3,436	1,346	4,073	(65)		4,023	7,509

Unallocated assets							150	1,254

Total assets							4,173	8,763

Property, plant and equipment - additions	23	23	57	48			80	71

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended June 30, 2004 and 2005
(Dollars in thousands except share data and per share amounts)

7.          SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in two business segments, and provides (i) air forwarding and (ii) sea forwarding services. The following table summarizes the Group’s operations analyzed for the two segments.

(ii) During the 6 month periods ended June 30, 2004 and 2005 (unaudited)

	Air forwarding		Sea forwarding		Reclassifications and Eliminations		Total
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	5,701	9,079	4,056	7,179			9,757	16,258
Cost of forwarding	(5,180)	(8,069)	(3,011)	(5,317)			(8,191)	(13,386)
Depreciation	(7)	(17)	(16)	(32)			(23)	(49)
Interest income	1	5	—	1			1	6
Interest expenses	—	(5)	(1)	(7)			(1)	(12)
Other segment income	19	14	11	116		(91)	30	39
Other segment expenses	(490)	(915)	(796)	(1,712)		91	(1,286)	(2,536)
Taxation	(8)	(27)	(42)	(53)			(50)	(80)

	36	65	201	175			237	240

Corporate expenses							(70)	(99)

Segment income before income taxes							167	141

Segment assets	2,742	3,436	1,346	4,073	(65)		4,023	7,509

Unallocated assets							150	1,254

Total assets							4,173	8,763

Property, plant and equipment - additions	38	50	76	87			114	137

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Wako Logistics Group, Inc. (“Wako,” the “Company,” or the “Group”) through its operating subsidiaries Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd., a wholly—owned subsidiary of WEHK (“WE China”) and Kay O’Neill (USA) LLC (“Kay O’Neill”), is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong China and the United States.  We serve our customers both through our offices and through a worldwide network of agents.

Wako Logistics Inc., was incorporated in Delaware on December 2, 2003 and on January 8, 2004, changed its name to Wako Logistics Group, Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. On the date of our name change, we reduced the number of authorized shares of our capital stock to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood was its sole shareholder.

Pursuant to certain Share Exchange Agreements entered into between us and Mr. Christopher Wood (and his nominee) on January 18, 2004, we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock in exchange for 100% of the outstanding stock of WEHK and WAE. After the share exchanges, WEHK and WAE became wholly-owned subsidiaries. Following this transaction, Mr. Christopher Wood owned all 20,001,000 shares of our common stock then issued and outstanding.

WEHK was incorporated in Hong Kong on June 4, 1982. Its business is primarily focused on handling sea freight, both export and import, between Hong Kong and the rest of the world, with particular concentration on the USA, Australia and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is primarily focused on handling air freight, both export and import, between Hong Kong and the rest of the world, particularly Australia, Europe and the USA.

With the exception of performing administrative and regulatory tasks, we do not carry on any business activities in our parent company, Wako Logistics Group, Inc., All of our business operations have been conducted by our two Hong Kong based subsidiaries from January 18, 2004 (the date we acquired WEHK and WAE) to June 30, 2005, and through, our newly-formed subsidiary, WE China, starting with its commencement of business in February 2005.

On April 1, 2005, we completed the acquisition of Kay O’Neill, an Illinois limited liability company. As part of the acquisition of Kay O’Neill, we acquired substantially all of the assets utilized by Kay O’Neill in its U.S. based logistics business. O’Neill, with offices in Chicago, Illinois, and Detroit, Michigan, serves U.S. based customers and provides services similar to those provided by the Group in Asia.

Under the new Closer Economic Partnership Agreement (“CEPA”) between China and Hong Kong, which was signed in June 2003, Hong Kong, companies are permitted to establish wholly-owned enterprises in Mainland China to provide a full-range of logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA and in July 2004, we took advantage of this new law to form WE China, a wholly-owned subsidiary, in the People’s Republic of China. WE China began operations in February 2005, and its business is focused mainly on providing both air freight and sea freight services for exports and imports between Mainland China and the rest of the world.

We do not own or operate any aircraft, ships, river barges or railroads. Instead, we contract with commercial freight air carriers, ships, river barges and railroads to provide transportation services for the forwarding of freight, on behalf of our customers. Our revenues are generated from the freight transportation services that we arrange for our customers, and from other valued added services such as price ticketing and warehousing. Our customers benefit from the extensive experience we have in arranging freight transportation. This experience allows us to focus on large cargo shipments rather than small parcel packages, as the shipment of large cargo usually requires sophisticated retail networks.

Due to the volume of the shipments we arrange, we are generally able to negotiate more competitive rates than our customers could otherwise negotiate directly with transportation providers. Generally, the shipping rates we pay are reduced based on the increase in the freight volumes that we arrange to have shipped. As a result, our customers, by arranging their freight shipments through us benefit from the lower rates, and we, in turn, benefit by increasing revenues.

A significant portion of our expenses are variable and relate directly to the amount of business we book. Other than transportation costs, staff costs represent our largest variable expense. Due to the nature of our business, we are normally able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and in the near term, we do staff our operations based on an uncertain future demand for our services.

We also derive a significant portion of our revenues from the consolidation of cargo. In this process, we always seek to build a mix of light and heavy cargo in order to enable us to maximize the weight capacity and cubic capacity for all of our shipments.

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from air and sea carriers or for which we guarantee a minimum volume of shipments. Under these contracts we are obligated to pay for the minimum amount we guarantee, even if we do not ship the minimum amount. In the past we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. We do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk to our customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Total revenue for the three months ended June 30, 2005 increased approximately 82% compared with total revenue for the three months ended June 30, 2004, from approximately $5.18 million to $9.41 million. This increase is attributable to the internal growth of our business with existing customers, as well as the addition of revenue of approximately $2.56 million generated from new business in China by WE China, which began business in Mainland China in February 2005. In addition, our newly acquired subsidiary in the U.S., Kay O’Neill, contributed revenues of approximately $1.75 million during the quarter ended June 2005.

Our gross profit margins increased from 14.9% for the three months ended June 30, 2004 to 18.8% for the three months ended June 30, 2005. The increase in gross profit margin was primarily attributable to higher profit margins attributable to WE China and Kay O’Neill.

During the three months ended June 30, 2005, our operating expenses increased approximately 82%, as compared to the three month period ended June 30, 2004, from approximately $5.13 million to $9.35 million. This includes an increase of approximately 73% in forwarding expenses from $4.41 million to $7.64 million and an increase of approximately 135% from $705,000 to $1,659,000 in selling and administrative expenses. These cost increases are in line with the increase of sales revenue and the additional costs of sales attributable to WE China and Kay O’Neill. In particular, employee salaries increased significantly as a result of the addition of new employees, as well as normal increases in salaries payable to our existing employees. See Salaries and Allowances below.

Net income from operations, after provision for income taxes, for the three months ended June 30, 2005 decreased approximately 73% from approximately $54,000 to $15,000 as compared to the same period in 2004. The decrease is mainly due to an increase in our administrative expenses as a result of the expansion of our business, as well as increases in corporate legal and other advisory expenses.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended June 30, 2005 increased approximately 62% when compared with the three months ended June 30, 2004, from approximately $3.05 million to $4.96 million. This increase in revenue was primarily attributable to new airfreight business generated from business in China by WE China, and the revenues of Kay O’Neill following its acquisition. Additionally, our business with existing customers increased for airfreight traffic due to improvements in our agency network, as well as the addition of new clients.

Costs for our airfreight forwarding operations increased approximately 55%, from approximately $2.80 million to $4.33 million for the three months ended June 2005 as compared to the same period in 2004. This increase was due primarily to an increase in freight traffic arranged by us during the three months ended June 30, 2005. Increases in costs were attributable to the same factors described in the paragraph above with respect to increases in sales revenue. Profit margins increased from 8.3% for the three months ended June 30, 2004 to 12.7% for the three months ended June 30, 2005. This increase in our profit margin was primarily attributable to the higher profit margins for the business attributable to both WE China and Kay O’Neill.

Total segment overhead attributable to our airfreight operations increased by approximately 128%, from approximately $266,000 in the three months period ended June 30, 2004 to $609,000 in the same period in 2005. This increase is primarily attributable to our need to expend more resources in the performance of services associated with our airfreight operations in order to accommodate the increases in our air traffic business.

Overall, net segment income for our airfreight operations improved from a loss of $14,000 for the three months ended June 30, 2004 to a profit of $21,000 for the three months ended June 30, 2005. This improvement in net income was due primarily to contributions from our newly formed subsidiary, WE China and the newly acquired subsidiary, Kay O’Neill.

Sea freight operations: Revenues from sea freight operations for the three months ended June 30, 2005 increased approximately 108% when compared with the three months ended June 30, 2004, from approximately $2.13 million to $4.45 million. This increase in revenue was primarily attributable to new seafreight business generated by WE China, and contributions from Kay O’Neill following its acquisition in April 2005.

Costs for our sea freight forwarding operations increased 106% from $1.61 million for the three months ended June 30, 2004 to $3.31 million for the three months ended June 30, 2005. This increase was primarily attributable to a corresponding increase in sea freight revenues due to increased sales for the reasons stated above.  Overall gross profit margins increased from approximately 24.4% to 25.7%. The increased profit margin is due to higher profit margins for business attributable to WE China.

Total segment overhead attributable to our sea freight operations for the three months ended June 30, 2005 increased by 140%, from approximately $445,000 in the three months ended June 30, 2004 to $1,071,000 for the same period in 2005. This increase is primarily attributable to our need to expend more resources in the performance of services for our sea freight operations as a result of increases in this segment, particularly for the U.S. and European markets.

Overall net segment income for our sea freight operations decreased slightly by 4% or approximately $3,000, from $75,000 for the three months ended June 30, 2004 to $72,000 for the three months ended June 30, 2005. The decrease was due primarily to an increase in administrative expenses to cope with an expansion of our sea freight business.

Other Operating Expenses

Salaries and allowances

Salaries and allowances for the three months ended June 30, 2005 increased by 140% from $369,000 in the three months ended June 30, 2004 to $916,000 for the three months ended June 30, 2005. This increase in salaries and allowances was attributable to normal increases in the salaries payable to our employees in 2005, and an increase in the number of both operational and management staff. Most notably, WE China, which did not begin operations until February 2005, added approximately 60 employees to our staff. The acquisition of Kay O’Neill also added about 12 employees.

Sales Commissions

Sales commissions payable by us during the three months ended June 30, 2005 were $29,000 compared to $16,000 for the same period in 2004, reflecting an increase of 81%. This increase was attributable to an increase in sales revenues.

Rent

Rent expense for our facilities increased 47% from $75,000 for the three months ended June 30, 2004 to $110,000 for the same period in 2005. This increase was largely attributable to additional offices we leased for the operations in Hong Kong, eight additional offices leased for WE China in Mainland China, and the office of Kay O’Neill.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $15,000 in the three months ended June 30, 2004 to $27,000 for the three months ended June 30, 2005. This increase in depreciation is attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. We also implemented this new computer system both in WE China and Kay O’Neill.

Amortization arises from the acquisition of a customer list recorded in conjunction with our acquisition of Kay O’Neill on April 1, 2005. We are amortizing the $512,000 cost of this asset on a straight-line basis over a period of 5 years. During the three months ended June 30, 2005, the amortization expense attributable to this asset was $26,000.

Interest Expenses

Interest expense increased from $1,000 in the three months ended June 30, 2004 to $22,000 for the three months ended June 30, 2005 as a result of the interest paid for new bank loans obtained during the second half of last year for our two Hong Kong subsidiaries and a bank loan of $400,000 in our newly acquired subsidiary, Kay O’Neill.

Provision for Income Taxes

The provision for income taxes increased by 78.3% from $23,000 for the three months ended June 30, 2004 to $41,000 for the three months ended June 30, 2005. This increase was due to the higher income tax rate for our recently added operations in Mainland China as well as the rates applicable to the US operations of Kay O’Neill.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Total revenue for the first half of 2005 increased approximately 66% compared with total revenue for the first half of 2004, to approximately $16.26 million from $9.76 million. This increase in revenues is attributable primarily to increased business from our existing customers, as well as the revenue of approximately $3.59 million from WE China, which commenced business in February 2005. Kay O’Neill contributed revenues of approximately $1.75 million since its acquisition on April 1, 2005.

During the first half of 2005, our operating expenses increased approximately 68%, as compared to the first half of 2004, from approximately $9.57 million to $16.06 million. This includes an increase of approximately 63% for forwarding expenses from $8.19 million to $13.39 million and an increase of approximately 91% from $1.36 million to $2.60 million in selling and administrative expenses. These increases in costs were the result of the increase in sales volumes and the additional cost of sales attributable to WE China and Kay O’Neill. In particular, employee salaries increased significantly as a result of the addition of new employees, as well as normal increases in salaries for our existing employees. See Salaries and Allowances below.

Gross profit margins increased from 16.1% for the first half of 2004 to 17.7% for the same period in 2005. The increase in gross profit margins is primarily attributable to higher profit margins attributable to the businesses of WE China and Kay O’Neill.

Net income from operations, after provision for income taxes, decreased about 16% from approximately $167,000 for the first half of 2004 to $141,000 for the six months ended June 30, 2005. The decrease in net income is mainly due to increases in legal and advisory expenses, and to increases in our administrative expenses as a result of the expansion of our business.

Segment Information

Airfreight operations: Revenues from airfreight operations for the first half of 2005 increased approximately 59% when compared with the same period in 2004, from approximately $5.70 million to $9.08 million. This increase in revenues was primarily attributable to new airfreight business generated by WE China, and Kay O’Neill. Additionally, our revenues increased from existing customers, and from increases in airfreight traffic due to improvements in our agency network, as well as to the addition of new clients.

Costs for our airfreight forwarding operations increased about 56%, from approximately $5.18 million to $8.07 million for the first half of 2005 as compared to the same period in 2004. This increase was due primarily to an increase in air freight shipments arranged by us during the first half of 2005. Increases in costs were attributable to the same factors described in the paragraph above with respect to increases in revenue. Profit margins increased from 9.1% for the first half of 2004 to 11.1% for the same period in 2005. This increase in our profit margins was primarily attributable to higher profit margins for business attributable to WE China and Kay O’Neill.

Total segment overhead attributable to our airfreight operations increased by approximately 95%, from approximately $485,000 in the first half of 2004 to $945,000 for the same period in 2005. This increase is primarily attributable to our need to expend more resources for our airfreight operations in order to deal with the increase in air traffic.

Overall, net segment income for our airfreight operations increased from a profit of $36,000 to a profit of $65,000 for the first half of 2005 as compared with the same period in 2004. This improvement in net income was due primarily to contributions from WE China and Kay O’Neill.

Sea freight operations: Revenues from sea freight operations for the first half of 2005 increased approximately 77% when compared with the same period of 2004, from approximately $4.06 million to $7.18 million. This increase in revenues was primarily attributable to new sea freight business generated by WE China and Kay O’Neill.

Costs for our sea freight forwarding operations increased 77% from $3.01 million for the first half of 2004 to $5.32 million for the same period in 2005. This increase was primarily attributable to a corresponding increase in sea freight revenue due to increased sales for the reasons stated above.  Gross profit margins increased slightly from approximately 25.7% to 25.9%.

Total segment overhead attributable to our sea freight operations increased by roughly 100%, from approximately $844,000 for the first half of 2004 to $1,687,000 for the same period in 2005. This increase is primarily attributable to our need to expend more resources for our sea freight operations in order to deal with increases in our sea freight business, particularly for the U.S and European markets.

Net segment income for our sea freight operations decreased by 13% or approximately $26,000, from $201,000 for the first half of 2004 as compared to $175,000 for the same period in 2005. The decrease was due primarily to an increase in administrative expenses to cope with an expansion of our business.

Other Operating Expenses

Salaries and allowances

Salaries and allowances for the first half of 2005 increased 120% from $672,000 in the first half of 2004 to $1,478,000 for the same period in 2005. These increases were attributable to normal increases in employee salaries in 2005, and an increase in the number of both operational and management staff. Most notably, WE China, which commenced operations in February 2005, added approximately 60 employees to our personnel levels. The acquisition of Kay O’Neill added about 12 employees.

Sales Commissions

Sales commissions payable by us during the six months ended June 30, 2005 were $59,000 compared to $23,000 for the same period in 2004, reflecting an increase of over 158%. This increase was mostly attributable to increases in sales revenue.

Rent

Rent expense for our facilities increased 58% from $102,000 for the first half of 2004 to $161,000 for the same period in 2005. This increase was primarily attributable to additional offices we leased for our operations in Hong Kong, eight additional offices we leased for WE China in Mainland China, and the additional office of Kay O’Neill.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $23,000 in the first half of 2004 to $49,000 for the same period in 2005. This increase in depreciation is primarily attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. This new system was also implemented in WE China, and Kay O’Neill.

Amortization is attributable to the customer list asset recorded in conjunction with the acquisition of Kay O’Neill on April 1, 2005. We recorded this asset at a cost of $512,000 and are amortizing it on a straight-line basis over a period of 5 years. During the first half of 2005, amortization expense attributable to this asset was $26,000.

Interest Expenses

Interest expense increased from $1,000 in the first half of 2004 to $26,000 for the same period in 2005 as a result of the interest paid for new bank loans obtained during the second half of last year to finance our operations in Hong Kong and a bank loan of $400,000 to finance the working capital needs of Kay O’Neill.

Provision for Income Taxes

The provision for income taxes increased by 60% from $50,000 in the first half of 2004 to $80,000 for the same period in 2005. This increase was due to the higher income tax rate for our new operations in Mainland China as well as higher rates applicable to the US operation of Kay O’Neill.

LIQUIDITY AND CAPITAL RESOURCES

For the first half of 2005, we generated approximately $704,000 in cash from operating activities, compared with $765,000 for the first half of 2004. This decrease in cash was primarily attributable to an increase in payment of higher administrative expenses.

We had net cash provided by financing activities of $844,000 for the first half of 2005 compared with $551,000 used for financing activities for the first half of 2004. Cash used for financing activities in the first six months of 2004, consisted primarily of $538,000 in dividend payments made to shareholders of our two Hong Kong subsidiaries, and $157,000 to repay bank overdrafts. Cash provided by financing activities for the first half of 2005 consisted mainly of a loan of $1.0 million by a shareholder in March 2005 for the cash portion of the purchase price paid for Kay O’Neill. In addition, Kay O’Neill increased its bank debt by $175,000 during the second quarter of 2005.

At June 30, 2005, we have provided guarantees to certain banks in the amount of $510,000 for the granting of credit facilities to a subsidiary for airfreight payments to carriers, which must be advanced prior to payments by our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, all of which aggregate to approximately $524,000. In April 2004, we obtained a short-term bank loan of approximately $67,000 of which $45,000 was for the purchase of certain equipment while the remaining $22,000 was used for general working capital. This short-term bank loan was repaid, in full, by March 31, 2005. In October 2004, we also obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. At June 30, 2005, the interest rate on this loan was 4.75% per annum and the outstanding principal amount was approximately $299,000. At June 30, 2005, Kay O’ Neill had $400,000 in bank debt which it used for general working capital needs. This bank loan, which bears interest at the prime rate of 6.25% as of June 30, 2005, is secured by substantially all of the assets of Kay O’Neill and the personal guarantee provided by Kay O’Neill’s Chief Executive Officer.

Our contractual cash obligations at June 30, 2005 are outlined in the table below and include equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to amount to approximately $265,000 per month for the remainder of fiscal year 2005.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligation: Equipment lease and office rental obligations	$515	$294	$195	$26	$—

Other Obligations: Cargo space commitments	723	723	—	—	—

Total Contractual Cash Obligations	$1,238	$1,017	$195	$26	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. We recognize revenue in this manner because, as a freight forwarder, as distinguished from other logistics forwarders, who may be required to recognize revenues net as an agent, we are subject to credit risk, inventory/cargo risk, and insurance risk.

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

Airfreight revenues reflect income for carrying shipments when we act as a freight consolidator. Ocean freight revenues reflect income for carrying the shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services.

Other services include fees earned for the provision of terminal and documents handling services. These revenues are recognized upon completion of the services.

Recognition of Cost of Forwarding

The receipt of invoices for freight forwarding costs are usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends, and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amount accrued. Any differences where the actual cost varies significantly from the accrual would require an adjustment at the time the actual amounts are known.

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

Significant judgments are required in determining the provision for income taxes, deferred tax assets and liabilities, and valuation allowances for deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax assets.

ITEM 3. CONTROL AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

During the most recent fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are responsible to our customers for any of these claims, we believe that such claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At June 30, 2005, and through the date of filing of this quarterly report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to his Employment Agreement, dated as of April 1, 2005, the Chief Executive Officer of Kay O’Neill (USA), was issued 200,000 shares of our common stock in connection with his assistance to facilitate the completion of the Kay O'Neill aquisition. No cash consideration was paid for these shares of common stock. These shares were issued to Mr. Brown in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On April 19, 2005, the Wako Logistics Group 2005 Stock Incentive Plan was adopted by the written consent of our majority stockholder. Notice of such action was provided to the other stockholders of record, as required under the provisions of the Delaware General Corporation Law.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

Remainder of Page Intentionally Left Blank

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

WAKO LOGISTICS GROUP, INC.

Date: August 15, 2005	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer, Principal Executive Officer and Director

WAKO LOGISTICS GROUP, INC.

Date: August 15, 2005	By:	/s/ David L. Koontz
David L. Koontz Chief Financial Officer, Principal Financial Officer

EXHBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).
31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).