Form 10QSB
period 2005-09-30
WAKO LOGISTICS GROUP INC
filed 2005-11-14
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0262555
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

200 Howard Avenue, Suite 232, Des Plaines, Illinois 60018
(Address of Principal Executive Offices)

(847) 294-1600
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

As of November 14, 2005 the registrant had 24,391,000 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2005

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This quarterly report on Form 10-QSB contains forward-looking statements concerning Wako Logistics Group, Inc. (“Wako,” the “Company” or the “Registrant”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

	3 months period ended September 30,		9 months period ended September 30,
	2004	2005	2004	2005
	US$	US$	US$	US$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight	5,398	11,163	14,017	25,335
Agency services	124	382	345	625
Other services	407	1,538	1,324	3,381

Total revenues	5,929	13,083	15,686	29,341

Operating expenses
Cost of forwarding	(5,044)	(10,656)	(13,235)	(24,042)
Selling and administrative expenses	(739)	(1,913)	(2,097)	(4,509)
Depreciation and amortization	(13)	(59)	(36)	(133)

Total operating expenses	(5,796)	(12,628)	(15,368)	(28,684)

Income from operations	133	455	318	657

Other income (expense)
Interest income	1	2	3	8
Interest expense	(1)	(26)	(1)	(52)
Other income, net	6	35	37	74

Income before income taxes	139	466	357	687

Provision for income taxes	(39)	(142)	(89)	(222)

Income from operations	100	324	268	465

Basic earnings per share	—	0.02	0.01	0.02

Diluted earnings per share	—	0.01	0.01	0.02

Weighted average common shares outstanding
Basic	20,441,000	20,641,000	20,441,000	20,575,066

Diluted	20,441,000	22,204,000	20,441,000	21,840,417

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2004 and September 30, 2005

(Dollars in thousands except share data and per share amounts)

		At December 31, 2004	At September 30, 2005
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		306	456
Restricted cash		345	409
Certificate of deposit		115	115
Trade receivables, net		3,690	7,401
Deposits, prepayments and other current assets		155	280
Due from related parties	4	369	46

Total current assets		4,980	8,707

Goodwill	5	—	766
Intangible assets	5	—	461
Property, plant and equipment, net		166	337

Total assets		5,146	10,271

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		139	375
Trade payables		2,342	4,573
Accrued charges and other creditors		219	639
Bank loan - maturing within one year	2	241	793
Current portion of capital lease obligation		—	4
Due to related parties	4	53	—
Due to directors	4	733	418
Income tax payable		124	317

Total current liabilities		3,851	7,119

Non-current liabilities
Bank loan - maturing after one year	2	187	—
Non-current portion of capital lease obligation		—	9

		187	9

Commitments and contingencies	3	—	—

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2004 and September 30, 2005

(Dollars in thousands except share data and per share amounts)

		At December 31, 2004	At September 30, 2005
	Note	US$	US$
			(unaudited)

Stockholders' equity
Preferred stock US$0.001 par value, 5 million shares authorized and none issued		—	—
Convertible and redeemable preferred stock subscribed (2.0 million shares) (Liquidation value $1.5 million)	6	—	1,500
Common stock US$0.001 par value, 55 million shares authorized, 20,641,000 (At 12-31-2004: 20,441,000) shares issued and outstanding		20	20
Common stock subscribed (724,780 shares)	6		725
Additional paid-in capital		456	529
Accumulated other comprehensive income		3	9
Common stock subscribed receivable		—	(725)
Employee benefit compensation		—	(9)
Retained earnings		629	1,094

Total stockholders' equity		1,108	3,143

Total liabilities and stockholders' equity		5,146	10,271

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

	9 months period ended September 30,
	2004	2005
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	268	465

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	36	82
Stock based compensation	—	7
Bad debts written off	16	—
Amortization of intangible asset	—	51
Other non-cash items	61	6

Changes in working capital:
Trade receivables	(941)	(2,472)
Deposit and prepayments	23	(72)
Due from related parties	956	195
Trade payables	649	1,150
Accrued charges and other creditors	41	198
Due to related parties	(49)	(53)
Income tax payable	89	194

Net cash provided by operating activities	1,149	(249)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(124)	(227)
Acquisition of subsidiary	—	(1,000)
Due from related parties	(11)	128

	(135)	(1,099)
Cash flows from financing activities:
Restricted cash	(193)	(64)
Bank overdrafts	(198)	236
New bank loan	67	325
Bank loan repaid	(34)	(185)
Dividend paid	(538)	—
Due to directors	(59)	186
Loan from a director	—	1,000
Issue of new shares	159	—

Net cash (used in) provided by financing activities	(796)	1,498

Net increase in cash and cash equivalents	218	150
Cash and cash equivalents at beginning of period	70	306

Cash and cash equivalents at end of period	288	456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

Interest expense	1	52

Income tax	—	29

Preferred stock subscribed	—	1,500

Common stock subscribed	—	725

Non-cash transaction:

Conversion of director’s loan and Note to preferred stock subscribed $1,500.

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

1.	BASIS OF PRESENTATION

Wako Logistics Group, Inc.’s (“Wako”, the “Company” or the “Group”) consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004, have been prepared by the Company, without audit. Following the change of the Company’s financial year end date from April 30 to December 31, these consolidated financial statements, including the corresponding comparative figures, are prepared based on the newly adopted financial year end.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s audited annual financial statements for the eight months ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004, have been made. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

2.	BANKING FACILITIES

Wako has obtained bank facilities from creditworthy commercial banks in the United States and in Hong Kong as follows:

	At December 31, 2004	At September 30, 2005
	US$	US$
		(unaudited)
Facilities granted
Committed line - bank guarantee	446	510
- bank loan	516	1,199

Total committed bank facilities	962	1,709

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

2.	BANKING FACILITIES (CONTINUED)

	At December 31, 2004	At September 30, 2005
	US$	(unaudited)
		US$
Utilized
Committed line - bank guarantee	446	510
- bank loan	428	793

Total bank facilities utilized	874	1,303

The loan facility amounts are agreed by the banks and Wako from time to time. The bank guarantees are fully cash-collateralized. Of the total loan facility of $1,199, $449 is unsecured and repayable within two years by monthly installments. The remaining loan facility of $750 is secured by substantially all of the assets of Kay O’Neill, a Group subsidiary and a personal guarantee provided by an employee of the Group. As of September 30, 2005, these bank loans carried interest rates of 5.75% to 6.75% per annum.

3.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

Wako rents office space, directors’ quarters and certain office equipment under non-cancelable operating leases. The following table summarizes these approximate future minimum lease payments as of September 30, 2005:

	At December 31, 2004	At September 30, 2005
	US$	US$
		(unaudited)

Within one year	242	404
Over one year but not exceeding two years	96	254
Over two years but not exceeding three years	13	237
Over three years but not exceeding four years	13	7
Over four years but not exceeding five years	4	—

Total operating lease commitments	368	902

Rent expense under operating leases for the 9 months ended September 30, 2004 and 2005 was US$176 and US$295 respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

3.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group, in the course of its business, enters into written agreements with various carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of September 30, 2005, the cost for the minimum amount of such cargo space to be utilized in the coming 12 months is Nil.

Contingencies – outstanding claims

Wako is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of September 30, 2005, the aggregate outstanding amount of claims was US$78. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

4.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to Wako

Christopher Wood (“CW”)	Shareholder, Chief Executive Officer and sole director of Wako
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“ACSP”)	CW was a shareholder and director of ACSP until June 25, 2004
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Mountland Development Limited (“MDL”)	CW is a shareholder and director of MDL
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Yadley Hong Kong Limited (“YHKL”)	PY is a shareholder and director of YHKL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of September 30, 2005)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC #	CW PY	50% 50%

ACSP	Provision of sea freight and air freight forwarding services in Australia #	CW (up to June 25, 2004) Others	40% 60%

ALI	Provision of sea freight and air freight forwarding services in the United States #	PY (up to January 3, 2005) Others	35% 65%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

MDL	Property holding for letting to the Group until February 2004	CW	100%

JWP	Property holding for letting to the Group	CW	100%

YHKL	Property holding for letting to the Group	PY and spouse	100%

#:
In the normal course of business, Wako enters into agency agreements with various overseas agents so that both Wako and these overseas agents can jointly handle shipments of cargo in both the port of loading and the port of destination.

Under these agency agreements, both Wako and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition to the above, under the agency agreements, sometimes either Wako or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is solely determined by either the shipper or the consignee, both Wako and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either Wako or the overseas agent has to submit an invoice to the other party for an amount attributable that party. The invoice amounts include the services fees earned and may also include the freight cost collected by the other party.

During the periods covered by these unaudited consolidated financial statements, certain overseas agents are related parties as mentioned above. For the purposes of identifying the related party transactions for disclosure in these consolidated financial statements, only the handling fees earned by Wako from the related party overseas agents and the handling fees paid by Wako to the related party overseas agents are disclosed as related party transactions

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2004	At September 30, 2005
	US$	(unaudited)
		US$
Due from related parties (Note (i))
WEC	258	45
ALI	97	—
WLT	14	1

	369	46

Due to related parties (Note (i))
WEC	50	—
WLT	3	—

	53	—

Due to directors
CW	733	418

Notes:

(i)	The amounts due from / to related parties and director(s) are unsecured, interest-free and repayable on demand.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WEC	ACSP	ALI	WLT	Total
	US$	US$	US$	US$	US$

Balance at January 1, 2004	700	224	213	25	1,162

Trade transactions	274	576	233	30	1,113
Expenses paid	332	68	9	—	409
Net settlements	(1,140)	(432)	(373)	(38)	(1,983)
Reclassified as non-related parties	—	(436)	—	—	(436)

Balance at September 30, 2004	166	—	82	17	265

Balance at January 1, 2005	208	—	97	11	316

Trade transactions	202	—	—	10	212
Expenses paid	128	—	—	—	128
Net settlements	(493)	—	—	(20)	(513)
Reclassified as non-related parties	—	—	(97)	—	(97)

Balance at September 30, 2005	45	—	—	1	46

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

4.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions:

	3 months period ended September 30		9 months period ended September 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Handling income received/receivable
ACSP	—	—	8	—
ALI	3	—	8	—
WEC	26	—	36	5
WLT	—	—	1	1

Handling fee paid/payable
ACSP	—	—	83	—
ALI	10	—	63	—
WEC	6	—	35	16
WLT	—	—	1	—

Rental paid/payable
MDL	—	—	12	—
JWP	11	27	33	70
YHKL	12	—	35	—

Summary of transactions during the periods with directors / shareholders:

	CW	PY	Total
Due (To)/From Director	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$

Balance at January 1, 2004	(1,007)	(87)	(1,094)
Dividends declared by subsidiaries	(404)	(135)	(539)
Expenses/repayments	651	222	873

Balance at September 30, 2004	(760)	—	(760)

Balance at January 1, 2005	(733)	—	(733)
Advances	(1,261)	—	(1,261)
Conversion to preferred stock subscribed	1,500	—	1,500
Expense/repayments	76	—	76

Balance at September 30, 2005	(418)	—	(418)

Notes:

•	Dividends include the amounts declared as dividends and which are payable.

•	Expenses/Repayments include amounts that were either paid directly to or for the benefit of CW or PY

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

5.	ACQUISITION OF SUBSIDIARY

On April 1, 2005, Wako completed the acquisition of 100% of the voting interests in Kay O'Neill (USA) LLC ("KON"), an Illinois limited liability company based in Chicago, Illinois that provides logistics and freight forwarding services. Management considers that the acquisition of KON will strengthen the position of the Group in the U.S. freight forwarding and international logistics markets.

KON’s operating results from July 1, 2005 to September 30, 2005 are included in the Group’s consolidated financial statements for the three months ended September 30, 2005. Also, KON’s operating results from April 1, 2005 to September 30, 2005 are included in the Group’s consolidated financial statements for the nine months ended September 30, 2005

The total purchase price consists of a cash payment of $1,000 and professional fees of $50.

The cash payment of $1,000 was advanced by Wako’s Chief Executive Officer, who is also a director and shareholder of the Group, in exchange for a promissory note with a face amount of $1.0 million (the “Promissory Note”) issued on April 1, 2005. The Promissory Note matures on March 31, 2008 and carries interest at the rate of 6% per annum compounded on a quarterly basis.

At any time prior to the maturity date, the holder of the Promissory Note may, at his sole election, convert all or a portion of the principal amount into shares of common stock of Wako, at a price per share of common stock equal to the lesser of the fair market value of the common stock or $0.5 per share. (See Note 6 to the financial statements)

For the purpose of the calculating fully-diluted shares, the full amount of the Promissory Note is assumed to have been converted to common stock at a price of $0.5 per share, reflecting an increase in common stock of 2,000,000 shares. A professional fee of $50 incurred for assistance in completing the acquisition was settled by issuing 200,000 restricted shares of the Company’s common stock.

The acquisition of KON was recorded using the purchase method of accounting in accordance with SFAS No. 141. The purchase price was allocated to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of these assets at the date of acquisition. At March 31, 2005, the fair value of identifiable assets and liabilities of KON was approximately $284, which comprised tangible net liabilities of $228 and an intangible asset (representing customer relationships) of $512. Goodwill of approximately $766 is not being amortized, but is tested annually for impairment in accordance with SFAS No. 142. The customers list is being amortized over a period of five years.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

5.	ACQUISITION OF SUBSIDIARY (CONTINUED)

Net assets acquired of:
US$

Property, plant and equipment, net	26
Intangible asset	512
Trade and other receivables	1,286
Trade and other payables	(1,302)
Capital lease obligation	(13)
Bank loan	(225)

284

Cash consideration	1,000
Fees paid	50

Total consideration	1,050

Goodwill arising on acquisition	766

The following unaudited pro forma information assumes the KON acquisition occurred as of the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of Wako.

	3 months period ended September 30,		9 months period ended September 30,
	2004	2005	2004	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$

Revenue	7,332	13,083	19,694	30,936

Net income after tax	145	324	390	490

Net income per share of common stock
- Basic	0.01	0.02	0.02	0.02
- Diluted	0.01	0.01	0.02	0.02

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

6.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During September 2005, the Company through a private transaction for the sale of shares of its common stock received subscriptions for 724,780 shares of its common stock at a price of $1.00 per share. As of the end of September 2005, the Company had received no payments for the shares of common stock subscribed. The 724,780 shares of common stock subscribed are reflected as common stock subscribed in the accompanying financial statements, because the shares had not been issued as of the balance sheet date and no proceeds had been received.

Subsequent to September 30, 2005, the Company through a private transaction for the sale of shares of its common stock received subscriptions for 203,300 shares of its common stock at a price of $1.00 per share. In total, the Company has received subscriptions for 928,080 shares of it common stock for gross proceeds of $928,080. As of the date of these financial statements, the Company had received the full proceeds of $928,080 in payment for all of the subscribed shares.

In addition, the Company as part of the agreements and/or understandings with certain of its employees and a consultant is obligated to issue 63,000 shares of its common stock to such employees as compensation for services. None of the shares were issued as of September 30, 2005. The appropriate expense for these shares is recorded as compensation expense in the accompanying financial statements. The fair market value of the shares has been recorded as an addition to paid-in-capital as of September 30, 2005, and the liability is recorded as an employee benefit in the shareholders’ equity section of the accompanying financial statements. As compensation expense is amortized and recorded in each period, the employee benefit account is reduced by a like amount.

Issuances of Preferred Stock:

In September 2005, the Company approved the designation of a new series of preferred stock, which consists of two million (2,000,000) shares of Preferred Stock designated as Series A Convertible Preferred Stock, par value $.001 (the “Series A Preferred Stock”). Effective as of September 30, 2005, the Company’s controlling shareholder (the “Holder”) subscribed to all of the Series A Preferred Stock in exchange for $1.5 million in debt represented by a Promissory Note (the “Note”) in the face amount of $1.0 million and other debt of $500,000 owed to the Holder by the Company. At the option of the Holder, the Note was convertible into shares of Wako’s common stock at a price per share equal to the lesser of (i) the fair market value of the common stock, or (ii) $0.50. Thus, the minimum number of shares of common stock the Holder could have received on conversion of the Note would have been two million (2,000,000) shares.

The Series A Preferred Stock has a stated value of $0.50 per share and has a liquidation and redemption value of $0.75 per share. The Series A Preferred Stock shall pay a 6% annual cumulative dividend, and for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share.

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of the Company at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, the Company has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, the Company has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
9 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

6.	STOCKHOLDERS’ EQUITY (CONTINUED)

Because none of the shares of the Series A Preferred Stock was issued as of September 30, 2005, the Series A Preferred is reflected in the accompanying financial statements as Series A Preferred Stock subscribed.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

7.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in two business segments, providing (i) air forwarding and (ii) sea forwarding services. The following table summarizes the Group’s operations for the two segments.

(i)	During the 3 months ended September 30, 2004 and 2005 (unaudited)

	Air forwarding		Sea forwarding		Elimination		Total
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	3,585	6,604	2,344	6,479			5,929	13,083
Cost of forwarding	(3,227)	(5,557)	(1,817)	(5,099)			(5,044)	(10,656)
Depreciation	(4)	(14)	(9)	(19)			(13)	(33)
Interest income	1	1	—	1			1	2
Interest expenses	—	(5)	(1)	(6)			(1)	(11)
Other segment income	1	25	5	114		(103)	6	36
Other segment expenses	(270)	(800)	(458)	(1,139)		103	(728)	(1,836)
Taxation	(15)	(61)	(24)	(81)			(39)	(142)

	71	193	40	250			111	443
Corporate expenses							(11)	(119)

Segment income before income taxes							100	324

Segment assets	3,094	5,684	1,144	3,353	(65)		4,173	9,037

Unallocated assets							323	1,234

Total assets							4,496	10,271

Property, plant and equipment - additions	8	44	2	46			10	90

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

7.	SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in two business segments, providing (i) air forwarding and (ii) sea forwarding services. The following table summarizes the Group’s operations for the two segments.

(ii)	During the 9 months ended September 30, 2004 and 2005 (unaudited)

	Air forwarding		Sea forwarding		Elimination		Total
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	9,285	15,683	6,400	13,658			15,686	29,341
Cost of forwarding	(8,408)	(13,626)	(4,827)	(10,416)			(13,235)	(24,042)
Depreciation	(12)	(31)	(24)	(51)			(36)	(82)
Interest income	3	6	—	2			3	8
Interest expenses	—	(10)	(1)	(13)			(1)	(23)
Other segment income	20	38	17	230		195	37	73
Other segment expenses	(759)	(1,715)	(1,257)	(2,851)		195	(2,017)	(4,371)
Taxation	(23)	(87)	(66)	(135)			(89)	(222)

	106	258	242	424			348	682

Corporate expenses							(81)	(217)

Segment income before income taxes							267	465

Segment assets	3,094	5,684	1,144	3,353	(65)		4,173	9,037

Unallocated assets							323	1,234

Total assets							4,496	10,271

Property, plant and equipment - additions	84	94	40	133			124	227

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

8.	SUBSEQUENT EVENTS

Purchase of Asean Logistics, Inc. (“ALI”)

Effective October 1, 2005, Wako acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation (“ALI”) in exchange for 250,000 restricted shares of Wako common stock (the “Transaction”) pursuant to the terms of an Agreement for the Purchase and Sale of Stock (the “Agreement”) between Wako and the holder (the “Seller”) of all of ALI’s common stock

No other consideration is due under the terms of the Agreement, and no earn-out or other contingent payments are to be made. The Seller may not sell or otherwise dispose of the Wako shares for a period of 18 months. The Wako shares have no registration rights.

Wako and Seller determined the amount of the consideration through arms-length negotiations, and after giving due regard to the financial and operating position of ALI, and the restrictions on the shares of Wako common stock issued to Seller, the parties agreed that a fair value for the Wako shares as well as for the ALI shares was $250,000.

The Seller currently serves as a business consultant and advisor to Wako pursuant to the terms of a three year consulting agreement, effective August 1, 2005. As of the effective date of the Transaction, ALI was indebted to Mr. Christopher Wood, Wako’s majority shareholder and Chief Executive Officer, in the aggregate principal amount of approximately $72,000. In contemplation of the Transaction, the Seller contributed $209,000 to the capital of ALI in the form of a note payable owed by ALI to the Seller.

ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers who ship products primarily between Asia and the United States. Prior to and as of the effective date of the Transaction, Wako and ALI were parties to an agency agreement pursuant to which Wako and ALI agreed to jointly handle certain shipments of customers of both companies at both the port of loading and the port of destination.

Purchase of Asean Cargo Services Pty Limited (“Asean”)

On November 8, 2005, Wako, through its wholly owned Australian subsidiary, WLG (Australia) Pty Ltd. (WLG) satisfied all closing conditions to complete the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”). in exchange for 3.5 million restricted shares of Wako’s common stock (the “Consideration Shares”).

All of Asean’s common stock was held directly and/or indirectly by employees of Asean or through family trusts and closely held corporations (collectively the “Sellers”).

The underlying assets of Asean consist of its work-in-process inventory, trade and notes receivables, office furniture and equipment, computer hardware and software, and certain intangible assets. Asean leases its office space and owns no real property.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months period ended September 30, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

8.	SUBSEQUENT EVENTS (CONTINUED)

In addition to the Consideration Shares, the Sellers may receive up to 1.3 million additional restricted shares of Wako common stock (Earn-Out Shares) if Asean achieves certain financial goals during the fifteen month period ending December 31, 2006.

Wako is to provide working capital, credit support, and financial guarantees (collectively the “Credit Support”) to allow Asean to execute its business plan. If Wako fails to provide the Credit Support, the calculation of the Earn-Out shares will be based on a second and more favorable formula contained in the Purchase Agreement.

The Sellers have provided a warranty to cover the collectability of certain trade and notes receivable (the “Warranted Receivables”) set forth on Asean’s September 30, 2005 unaudited balance sheet. To the extent the Warranted Receivables have not been collected as of December 31, 2006, the Sellers shall forfeit a specified number of Consideration Shares in accordance with a formula that is set forth in the Agreement. All parties to the Transaction provided representations and warranties that are typical and consistent for a Transaction of this size and scope.

Both Asean and Wako have a long and mutually beneficial history of supporting one another and the customers of each. This background and interdependence of customers, services and revenue were motivating factors for Wako and the Sellers to consummate the acquisition. In the negotiations for the acquisition of Asean, both parties agreed that it was appropiate to value the Wako Shares based on a number of factors, including, but not limited to, the limited number of Wako shares held by the public, the number of Wako shares owned by Wako's Chief Executive Officer, the number of Wako Shares issued (and that may be issued) to the Sellers and the statutory and contractual restrictions limiting the sale of these shares. In summary, Wako and the Sellers recognized the importance and synergies of the acquisition and bargained in good faith on an arm's-length basis, to agree to the form, amount and the contingencies of the consideration, and each party has accepted that each element of the consideration is fair and reasonable in light of all of the facts and circumstances.

Asean is a non-asset based freight forwarding and logistics company and has been in the freight forwarding and logistics business for over 20 years. Based in Sydney, Australia, with an office in Melbourne and representative offices in all of Australia’s mainland states, Asean provides freight-forwarding and logistic services, as well as customs broking services to its customers, who ship products primarily between Asia and Australia for importation into Australia

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Wako Logistics Group, Inc. (“Wako,” the “Company,” or the “Group”) through its operating subsidiaries Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd., a wholly-owned subsidiary of WEHK (“WE China”) and WLG (USA) LLC (dba “Kay O’Neill”), is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, arranges customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong China and the United States. We serve our customers both through our offices and through a worldwide network of agents.

Wako Logistics Inc. was incorporated in Delaware on December 2, 2003 and on January 8, 2004, changed its name to Wako Logistics Group, Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. On the date of our name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood was its sole shareholder.

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

WEHK was incorporated in Hong Kong on September 4, 1982. Its business is focused on handling sea freight, both export and import, between Hong Kong and the rest of the world, with particular concentration historically on Australia and now, the USA and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is focused on handling air freight, both export and import, between Hong Kong and the rest of the world, particularly Australia, Europe and the USA.

With the exception of performing administrative and regulatory tasks, we do not carry on any business activities in Wako Logistics Group, Inc., All of our Asian business operations have been conducted by our two Hong Kong based subsidiaries from January 18, 2004 (the date we acquired WEHK and WAE) to September 30, 2005, and through, our newly-formed subsidiary, WE China, starting with its commencement of business in February 2005.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O’Neill, an Illinois limited liability company. Following the acquisition, on June 29, 2005, Kay O Neill changed its name to WLG (USA) LLC. but continues to do business using the name Kay O’Neill. Kay O’Neill is a U.S. based logistics business with offices in Chicago, Illinois, and Detroit, Michigan, and serves U.S. based customers and provides services similar to those provided by the Group in Asia.

Under the new Closer Economic Partnership Agreement (“CEPA”) between China and Hong Kong, signed in September 2003, Hong Kong companies are permitted to establish wholly-owned enterprises in Mainland China to provide a full-range of logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA and in July 2004, we took advantage of this new law to form WE China, a wholly-owned subsidiary, in the People’s Republic of China. WE China began operations in February 2005, and its business is focused mainly on providing both air and sea freight services for exports and imports between Mainland China and the rest of the world.

Effective October 1, 2005, Wako acquired 100% of the voting stock of Asean Logistics, Inc., a California corporation (“ALI”) based in Los Angeles, California. ALI is a non-asset based freight forwarding company and provides traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. Prior to the acquisition, Wako and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, Wako, completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”), a non-asset based freight forwarding and logistics company. Based in Sydney, Australia, with an office in Melbourne and representative offices in all of Australia’s mainland states, Asean provides a full range of transportation, logistic and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australia trade lanes. Wako and Asean have worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

We do not own or operate any aircraft, ships, river barges or railroads. Instead, we contract with commercial freight air carriers, ships, river barges and railroads to provide transportation services for the forwarding of freight, on behalf of our customers. Our revenues are generated from the freight transportation services that we arrange for our customers, and from other valued added services such as price ticketing and warehousing. Our customers benefit from the extensive experience we have in arranging freight transportation. This experience allows us to focus on large cargo shipments rather than small parcel packages, as the shipment of large cargo usually requires sophisticated retail networks in many countries.

Due to the volume of shipments we arrange, we are generally able to negotiate rates that are better than the rates our customers could otherwise negotiate directly with transportation providers. Generally, the shipping rates we pay are reduced based on the increase in the freight volumes that we arrange to have shipped. As a result, our customers, by arranging their freight shipments through us, benefit from the lower rates, and we, in turn, benefit by increasing our revenues.

A significant portion of our expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense. Staff costs represent our second largest expense for our freight operations. Due to the nature of our business, we normally try to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and in the near term, we do staff our operations based on an uncertain future demand for our services,

We also derive a significant portion of our revenues from the consolidation of cargo. In this process, we always seek to build a mix of light and heavy cargo in order to enable us to maximize the weight capacity and cubic capacity for all of our shipments.

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from air and sea carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the minimum amount. In the past we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. We do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Total revenue for the three months ended September 30, 2005 increased approximately 121% compared with total revenue for the three months ended September 30, 2004, growing from approximately $5.93 million to $13.08 million, respectively. Approximately $1.89 million or 26% of this increase is attributable to the growth of our existing business. Approximately $3.25 million, or 45%, is from new business in China by WE China, which began business in Mainland China in February 2005, and the remainder is from our newly acquired subsidiary in the U.S., Kay O’Neill, which contributed revenues of approximately $2.01 million during the quarter ended September 2005.

Our gross profit margins increased from 14.9% for the three months ended September 30, 2004 to 18.6% for the three months ended September 30, 2005. This increase in our gross profit margin was primarily attributable to higher gross profit margins attributable to WE China and Kay O’Neill.

During the three months ended September 30, 2005, our operating expenses increased to about $12.63 million, as compared to approximately $5.80 million for the three month period ended September 30, 2004, for an increase of 118%. Forwarding expenses increased by approximately 112% from $5.04 million to $10.66 million and selling and administrative costs increased by approximately 159% from $739,000 to $1,913,000. These cost increases are in line with the increases in our sales revenue and the additional cost of sales attributable to WE China and Kay O’Neill. Our administrative expenses increased as a result of the expansion of our business, and, also, due to incurring the necessary legal and other advisory expenses in connection with Wako becoming a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management staff, as well as for normal salary increases for our existing employees. See Salaries and Allowances below.

Net income from operations, after provision for income taxes, for the three months ended September 30, 2005 increased approximately 224% from approximately $100,000 to $324,000 as compared to the same period in 2004. The increase is due to the growth in our existing freight business and contributions of new business in China by WE China and in the USA by Kay O’ Neill.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended September 30, 2005, increased approximately 84% when compared with the three months ended September 30, 2004, from approximately $3.59 million to $6.60 million. This increase in revenue was primarily attributable to new airfreight business generated from our operations in China by WE China, and the revenues of Kay O’Neill following its acquisition. Additionally, our business with existing customers increased for airfreight traffic due to improvements in our agency network, as well as from the addition of new clients.

Cost of sales for our airfreight forwarding operations increased by about 72%, from approximately $3.23 million to $5.56 million for the three months ended September 2005 as compared to the same period in 2004. This increase was due primarily to an increase in freight traffic arranged by us during the three months ended September 30, 2005. Increases in costs were attributable to the same factors described in the paragraph above with respect to increases in sales revenue.

Gross profit margins increased from 10.0% for the three months ended September 30, 2004 to 15.9% for the three months ended September 30, 2005. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the business attributable to WE China and Kay O’Neill. Total segment overhead attributable to our airfreight operations increased by approximately 198%, from approximately $287,000 in the three months ended September 30, 2004 to $854,000 in the same period in 2005. This increase is mainly attributable to our need to expend more resources in the performance of services associated with our airfreight operations to accommodate the increases in our air traffic business, which also includes the new overhead attributable to WE China and Kay O’Neill.

Net segment income for our airfreight operations improved by 172% from a profit of $71,000 for the three months ended September 30, 2004 to a profit of $193,000 for the three months ended September 30, 2005. This improvement in net income was due primarily to the income contributions from our newly formed subsidiary, WE China and from Kay O’Neill, following its acquisition in April 2005.

Sea freight operations: Revenues from sea freight operations for the three months ended September 30, 2005 increased approximately 177% when compared with the three months ended September 30, 2004, growing from approximately $2.34 million to $6.48 million. This increase in revenue was primarily attributable to the growth of our existing business based in Hong Kong, as well as new sea freight business generated by WE China, and Kay O’Neill.

Cost of sales for our sea freight forwarding operations increased 180% from $1.82 million for the three months ended September 30, 2004 to $5.10 million for the three months ended September 30, 2005. This increase is primarily attributable to a corresponding increase in sea freight revenues for the reasons cited above.

Gross profit margins decreased from approximately 22.5% to 21.3%. The decreased is due to increasing sea freight costs in the market, as well as a lower gross profit margin attributable to Kay O’Neill’s business.

Total segment overhead attributable to our sea freight operations for the three months ended September 30, 2005 increased by 132%, from approximately $487,000 in the three months period ended September 30, 2004 to $1,130,000 for the same period in 2005. This increase is attributable to our need to expend more resources in the performance of services for our sea freight operations as a result of increases in this segment, particularly for the U.S and Australian markets.

Net segment income for our sea freight operations increased by 525% or approximately $210,000, from $40,000 for the three months ended September 30, 2004 to $250,000 for the three months ended September 30, 2005. Increases in our Hong Kong business accounted for 78% of the total growth in net profit and profit contributions from WE China and Kay O’Neil accounted for 18% and 4%, respectively.

Other Operating Expenses

Salaries and allowances

Salaries and allowances for the three months ended September 30, 2005 increased by 159% from $420,000 in the three months ended September 30, 2004 to $1,086,000 for the three months ended September 30, 2005. This increase in salaries and allowances was attributable to normal increases in the salaries payable to our employees in 2005, and an increase in the number of both operational and management staff. Most notably, WE China, which did not begin operations until February 2005, added approximately 62 employees to staff its operations. The acquisition of Kay O’Neill also added another 12 employees to our headcount.

Sales Commissions

Sales commissions payable by us during the three months ended September 30, 2005 were $27,000 compared to $9,000 for the same period in 2004, reflecting an increase of 200%. This increase was attributable to higher sales revenues in the period.

Rent

Rent expense for our facilities increased 75% from $67,000 for the three months ended September 30, 2004 to $117,000 for the same period in 2005. This increase was largely attributable to additional offices leased for our operations in Hong Kong, eight additional offices leased for WE China in Mainland China, and the office of Kay O’Neill in the US.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $13,000 in the three months ended September 30, 2004 to $33,000 for the three months ended September 30, 2005. This increase in depreciation is attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. We also implemented this new computer system in our WE China and Kay O’Neill operations.

Amortization is due to the acquisition of a customer list in conjunction with our acquisition of Kay O’Neill on April 1, 2005. We are amortizing the $512,000 cost of this asset on a straight-line basis over a period of 5 years. During the three months ended September 30, 2005, amortization expense attributable to this asset was $26,000.

Interest Expenses

Interest expense increased from $1,000 in the three months ended September 30, 2004 to $26,000 for the three months ended September 30, 2005. This increase is attributable to $3,000 for interest paid for new bank loans obtained during the second half of 2004 by our two Hong Kong subsidiaries, interest of $15,000 paid to the Company’s Chief Executive Officer on a $1.0 million promissory note and interest of $7,000 attributable to bank debt of our subsidiary, Kay O’Neill.

Provision for Income Taxes

Provision for income taxes increased by 264% from $39,000 in the three months ended September 30, 2004 to $142,000 in the three months ended September 30, 2005. Apart from an increase in taxable income, our overall income tax rate has increased due to higher rates applicable to our operations in Mainland China and to the US operations of Kay O’Neill, These latter rates are considerably higher than the income tax rates applicable to our business in Hong Kong.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Total revenue for the nine months ended September 30, 2005 increased approximately 87% compared with total revenue for the nine months ended September 30, 2004, to approximately $29.34 million from $15.69 million. This increase in revenues is attributable to increased business from our existing customers of about $3.05 million, as well as from new revenues of approximately $6.84 million from WE China, which commenced business in February 2005, and from Kay O’Neill, which contributed revenues of approximately $3.76 million since its acquisition on April 1, 2005.

During the nine months ended September 30, 2005, our operating expenses increased approximately 87%, as compared to the nine months ended September 30, 2004, from approximately $15.37 million to $28.68 million. This includes an increase of approximately 82% for forwarding expenses from $13.24 million to $24.04 million and an increase of about 115% from $2.10 million to $4.51 million in selling and administrative expenses. These increases in costs were the result of the increase in sales volumes and the additional cost of sales attributable to WE China and Kay O’Neill. There is an increase in our administrative expenses as a result of the expansion of our business, as well as increases in corporate legal and other advisory expenses in connection with becoming a public company. In particular, salaries and employee costs increased significantly as a result of the addition of new employees and management staff, as well as normal increases in salaries for our existing employees. See Salaries and Allowances below.

Gross profit margins increased from 15.6% for the nine months ended September 30, 2004 to 18.1% for the same period in 2005. The increase in gross profit margins is primarily attributable to higher gross profit margins attributable to the businesses of WE China and Kay O’Neill.

Net income from operations, after provision for income taxes, increased by nearly 74% from approximately $268,000 for the nine months ended September 30, 2004 to $465,000 for the nine months ended September 30, 2005. This improvement in net income is due primarily due to the growth of our existing freight business based in Hong Kong as well as contributions from WE China and Kay O’Neill.

Segment Information

Airfreight operations: Revenues from airfreight operations for the nine months ended September 30, 2004 were approximately $9.29 million and increased to about $15.68 million for the same period in 2005, for an increase of about 69%. This increase in revenues was primarily attributable to new airfreight business generated by WE China, and Kay O’Neill, which accounted for 65% and 10% of the increase, respectively. Additionally, our revenues increased from existing customers, and from increases in airfreight traffic due to improvements in our agency network, as well as to the addition of new clients.

Cost of sales for our airfreight forwarding operations increased approximately 62%, from about $8.41 million to $13.63 million for the nine months ended September 30, 2005 as compared to the same period in 2004. This increase was due primarily to an increase in air freight shipments arranged by us during the nine months ended September 30, 2005. Increases in these costs were attributable to the same factors described in the paragraph above with respect to increases in revenue.

Gross profit margins increased from 9.4% for the nine months ended September 30, 2004 to 13.1% for the same period in 2005. This increase in our gross profit margins was primarily attributable to higher gross profit margins for business attributable to WE China and Kay O’Neill.

Total segment overhead attributable to our airfreight operations increased by about 133%, from approximately $771,000 in the nine months ended September 30, 2004 to $1,799,000 for the same period in 2005. Our China and Kay O’Neill’s businesses accounted for 51% and 37% of this increase, respectively. The remainder, or approximately 12%, relates to our need to expend more resources for our airfreight operations in Hong Kong in order to deal with the increase in air traffic.

Net segment income for our airfreight operations increased from $106,000 to $258,000 for the nine months ended September 30, 2005 as compared with the same period in 2004. This improvement of 143% in net income is due primarily to the growth of our existing business in Hong Kong, as well as to contributions from WE China and Kay O’Neill.

Sea freight operations: Revenues from sea freight operations for the nine months ended September 30, 2005 increased approximately 113% when compared with the same period of 2004, from approximately $6.40 million to $13.66 million. Apart from an increase from export transportation originated from Hong Kong, the increase is due to new sea freight business generated by WE China and Kay O’Neill.

Cost of sales for our sea freight forwarding operations increased 116% from $4.83 million for the nine months ended September 30, 2004 to $10.42 million for the same period in 2005. This increase was primarily attributable to a corresponding increase in sea freight revenue due to increased sales for the reasons stated above.

Gross profit margins decreased from approximately 24.6% to 23.7%. The decrease is mainly due to a lower gross profit margin for business attributable to Kay O’Neill as compared to the gross margins for our Hong Kong and China operations.

Total segment overhead attributable to our sea freight operations increased by roughly 112%, from approximately $1,331,000 for the nine months ended September 30, 2004 to $2,818,000 for the same period in 2005. This increase is primarily attributable to our need to incur additional costs to support the growth in our sea freight operations, particularly for the U.S and European markets.

Net segment income for our sea freight operations increased by 75% or approximately $182,000, from $242,000 for the nine months ended September 30, 2004 to $424,000 for the same period in 2005. Increases in our Hong Kong business accounted for 45% of the total growth in net profit and WE China and Kay O’Neil accounted for 41% and 14%, respectively.

Other Operating Expenses

Salaries and allowances

Salaries and allowances for the nine months ended September 30, 2005 increased 135% from $1,092,000 to $2,564,000 for the same period in 2005. These increases were attributable to normal increases in employee salaries in 2005, and an increase in the number of both operational and management staff. Most notably, WE China, which commenced operations in February 2005, added approximately 62 employees to our personnel headcount and the acquisition of Kay O’Neill added 12 more employees.

Sales Commissions

Sales commissions payable by us during the nine months ended September 30, 2005 were $86,000 compared to $31,000 for the same period in 2004, reflecting an increase of over 177%. This increase was attributable to increased sales revenue.

Rent

Rent expense for our facilities increased 64% from $169,000 for the nine months ended September 30, 2004 to $278,000 for the same period in 2005. This increase was primarily attributable to additional offices leased for our operations in Hong Kong, eight additional offices leased for WE China in Mainland China, and the additional office of Kay O’Neill in the US.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $36,000 in the nine months ended September 30, 2004 to $82,000 for the same period in 2005. This increase is mainly attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. This new system was also implemented in our WE China, and Kay O’Neill operations.

Amortization is attributable to a customer list acquired in conjunction with the acquisition of Kay O’Neill on April 1, 2005. We recorded this asset at a cost of $512,000 and are amortizing it on a straight-line basis over a period of 5 years. During the nine months ended September 30, 2005, amortization expense attributable to this asset was about $51,000.

Interest Expenses

Interest expense increased from $1,000 in the nine months ended September 30, 2004 to $52,000 for the same period in 2005 This increase is attributable to $10,000 for interest paid for new bank loans obtained during the second half of 2004 by our two Hong Kong subsidiaries, interest of $30,000 paid to the Company’s Chief Executive Officer on a $1.0 million promissory note and interest of $11,000 attributable to bank debt in our subsidiary, Kay O’Neill.

Provision for Income Taxes

The provision for income taxes increased by 149% from $89,000 in the nine months ended September 30, 2004 to $222,000 for the same period in 2005. Apart from an increase in taxable income, our overall income tax rate has increased due to the higher rates applicable to our recently added operations in Mainland China and to the operations of Kay O’Neill in the US. These latter rates are substantially higher than the income tax rate applicable to our business in Hong Kong.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, our operations used net cash of approximately $249,000, compared with $1,149 million of cash generated for the nine months ended September 30, 2004. Major components of the net cash used include increases in trade receivables of $2.472 million and other increases in current assets of about $72,000. These increases in the use of cash were offset by increases in trade payables of $1,150 million and other current liabilities of about $339,000, net income of $465,000, amortization and depreciation of $133,000, decrease in amount due from related parties of 195,000, and other items of $13,000.

Net cash provided by financing activities totaled about $1,498,000 for the nine months ended September 30, 2005 compared with $796,000 used for financing activities for the nine months ended September 30, 2004. Cash used for financing activities in the nine months ended September 30, 2004, consisted primarily of $538,000 in dividend payments to shareholders of our two Hong Kong subsidiaries, and $198,000 used to repay bank debt. Cash provided by financing activities for the nine months ended September 30, 2005, consisted of a loan of $1.0 million by the Company’s Chief Executive Officer and controlling shareholder in March 2005, for the purchase of Kay O’Neill. In addition, the Hong Kong based subsidiaries and Kay O’Neill increased total bank debt by $50,000 and $325,000, respectively. We received net cash of $186,000 from a director, and we increased our restricted cash by $64,000 for a bank guarantee used to support our air freight business.

As of September 30, 2005, we have provided guarantees to certain banks in the amount of $510,000 for the granting of credit facilities to a subsidiary for airfreight payments to carriers, which must be advanced prior to payments received by us from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, all of which aggregate to approximately $524,000. In April 2004, we obtained a short-term bank loan of approximately $67,000 of which $45,000 was for the purchase of certain equipment. The remaining $22,000 was used for general working capital. This short-term bank loan was repaid, in full by March 31, 2005. In October 2004, we also obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. At September 30, 2005, the interest rate on this loan was 5.75% per annum and the outstanding principal amount was approximately $243,000. At September 30, 2005, Kay O’ Neill had $550,000 in bank debt which it is using for general working capital needs. Kay O’Neill’s bank loan, which bears interest at the prime rate of 6.75% as of September 30, 2005, is secured by substantially all of the assets of Kay O’Neill and the personal guarantee of Kay O’Neill’s Chief Executive Officer.

Our contractual cash obligations at September 30, 2005 are outlined in the table below in respect of equipment leases and office rental obligations. These cash obligations are expected to equal about $34,000 per month for the remainder of fiscal year 2005.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations; Equipment leases and office rental obligations	$886	$399	$480	$7	$—

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

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. We recognize revenue in this manner because, as a freight forwarder, as distinguished from other logistics forwarders who may recognize revenues net of certain expenses as an agent, we are subject to credit risk, inventory/cargo risk, and insurance risk.

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carrier. By consolidating shipments from multiple customers and concentrating our buying power, we are generally able to negotiate favorable buy rates from the direct carriers, while at the same time offering sell rates to our customers that are lower than the rates they would otherwise be able to negotiate themselves.

Airfreight revenues reflect income for carrying shipments when we act as a freight consolidator. Ocean freight revenues reflect income for carrying shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

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

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax expense, together with assessing temporary differences resulting from the differing treatment of items for income tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

Significant judgments are required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowances for deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, then we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax assets.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provides companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company continues to follow APB 25. Pro forma effects of SFAS 123 were immaterial for the three and nine months ended September 30, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company will be required to adopt SFAS No. 123 (R) in 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective methods requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No.123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123(R) and is not certain yet whether the adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated financial position and consolidated results of operations. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123(R), and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123(R).

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the “Stock Plan”). In September 2005, the Company agreed the terms of an employment contract by which it committed to grant a stock option to an employee for the purchase of 200,000 shares of common stock pursuant to the Stock Plan. Other than this commitment, as of September 30, 2005, the Company has not granted any other stock options, stock awards or committed to make any similar awards pursuant to this Plan.

ITEM 3. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there has not been any change in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are expected to be settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are responsible to our customers for any of these claims, we believe that such claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At September 30, 2005, and through the date of filing of this quarterly report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2005, we completed a private offering to non-U.S. investors of 928,080 shares of common stock, at a price of $1.00 per share for aggregate gross proceeds of $928,080 (the “November Offering”). The November Offering was commenced in September 2005. During the quarter ended September 30, 2005, we received subscriptions for 724,780 of such shares of our common stock however, no payment had been received for such shares, and none of the shares had been issued as of September 30, 2005. All 724,780 shares subscribed are reflected as common stock subscribed in the accompanying financial statements. Subsequent to September 30, 2005, we received subscriptions from non-U.S. investors, for an additional 203,300 shares of our common stock at a price of $1.00 per share. As of the date of this report, gross proceeds of $928,080 have been received in payment of the total shares subscribed. No commissions or fees were paid in connection with the receipt of these proceeds, except for legal fees. All of the proceeds will be used for general working capital needs.

The above referenced sales of shares of our common stock were made in reliance upon Regulation S promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Each purchaser of such shares of common stock in the November Offering has agreed not to sell and/or transfer any of such shares for a period of twenty four (24) months following the date of issuance. No registration rights were granted in connection with the sale of such shares of common stock.

Pursuant to agreements and/or understandings with certain of our employees and a consultant, we agreed to issue, pursuant to Regulation D and Section 4(2) of the 1933 Act, 63,000 shares of our common stock to such persons as compensation for services.

In September 2005, we approved the designation of a new series of preferred stock, which consists of two (2,000,000) shares of our authorized, but unissued shares of preferred stock designated as a Series A Convertible Preferred Stock, par value $.001 (the “Series A Preferred Stock”). Effective September 30, 2005, the Company’s controlling shareholder (the “Holder”) subscribed to all of the Series A Preferred Shares in exchange for the cancellation of $1.5 million aggregate amount of indebtedness owed to the Holder by the Company representing prior loans made to the Company by the Holder. Such $1.5 million of indebtedness was represented by a $1.0 million Convertible Promissory Note (the “Note”) and other debt of $500,000 owed to the Holder by the Company (the “Conversion Transaction”). At the option of the Holder, the Note was convertible into 2,000,000 shares of common stock, or a greater number of shares if the fair market value of the common stock at the conversion date was less than $0.50 per share. The Series A Preferred Stock may be converted by the Holder at any time into 2,000,000 shares of common stock at a conversion price of $0.50 per share.

The Series A Preferred Stock has a stated value of $.0.50 per share and a liquidation and redemption value of $0.75 per share. The Series A Preferred Stock shall pay a 6% annual cumulative dividend, and for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share.

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of the Company at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, the Company has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, the Company has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. Because none of the shares of the Series A Preferred Stock were issued as of September 30, 2005, the Series A Preferred is reflected in the accompanying financial statements as Series A Preferred Stock subscribed.

The above disclosed Conversion Transaction, which was completed in November 2005, for the issuance of our Series A Preferred Stock was made in reliance upon the exemption from the registration requirements of Section 5 of the 1933 Act, provided under Rule 4(2) and Regulation D promulgated under the 1933 Act.

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

WAKO LOGISTICS GROUP, INC.

Date: November 14, 2005	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer, ( Principal Executive Officer) and Director

Date: November 14, 2005	By:	/s/ David L. Koontz
David L. Koontz Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).