Form 10KSB
period 2005-12-31
WAKO LOGISTICS GROUP INC
filed 2006-03-31
CIK 1283236

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2005

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.

(Name of registrant in its Charter)

Delaware	20-0262555
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 E. Howard Avenue, Unit 232
Des Plaines, Illinois 60018

(Address of principal executive offices)

847-294-1600

(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Registrant's revenues for its most recent fiscal year: $53,112,333

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2005, computed by the average bid and asked price as of March 27, 2006, at which the stock was sold, was $5,720,000 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 27, 2005, the registrant had 25,390,080 shares of common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2005

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This annual report on Form 10-KSB contains forward-looking statements concerning WLG Logistics Group, Inc. (“WLG,” the “Company” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements, including, without limitation, the risks and uncertainties described herein under the heading “risk factors” and other risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG’s services in the jurisdictions where WLG conducts its business, the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2005. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

General

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia and the United States. We serve our customers both through our offices and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd., a wholly-owned subsidiary of WEHK (“WE China”) WLG (USA) LLC (dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

Wako Logistics Inc. was incorporated in Delaware on December 2, 2003 and, on January 8, 2004, changed its name to Wako Logistics Group, Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. On the date of our name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood (“Mr. Wood”) was its sole shareholder.

Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, between us and Mr. Wood (and his nominee), we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock in exchange for 100% of the outstanding shares of common stock of WEHK and WAE. After the share exchanges, WEHK and WAE became wholly-owned subsidiaries of WLG. Following this transaction, Mr. Wood owned all 20,001,000 shares of our common stock then issued and outstanding.

WEHK was incorporated in Hong Kong on September 4, 1982. Its business is focused on handling sea freight, both export and import, between Hong Kong and the rest of the world, with particular concentration historically on Australian trade lanes and more recently, on the trade lanes with the U.S. and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is focused on handling air freight, both export and import, between Hong Kong and the rest of the world, particularly Australian shipments and, now, shipments to the U.S. and Europe.

With the exception of performing administrative and regulatory tasks, we do not carry on any business activities in Wako Logistics Group, Inc. All of our Asian business operations have been conducted by our two Hong Kong based subsidiaries from January 18, 2004 (the date we acquired WEHK and WAE) to December 31, 2005, and through WE China, following the commencement of business by it in February 2005.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O’Neill, an Illinois limited liability company. Kay O’Neill is a U.S. based logistics business with offices in Des Plaines, Illinois, and Taylor, Michigan, and primarily serves U.S. based customers by providing services similar to those offered by the Group in Asia and elsewhere. On June 29, 2005, Kay O Neill changed its name to WLG (USA) LLC., but it continues to do business using the name Kay O’Neill.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) between the PRC and Hong Kong, signed in September 2003, Hong Kong incorporated companies are permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA and in July 2004, it took advantage of this new law to form WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and its business is focused on providing both air and sea freight services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in probably China’s three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a California corporation incorporated in September 1999 and based in Torrance, California. ALI is a non-asset based freight forwarding company and provides traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD, completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984, and based in Sydney, Australia, Asean also has an office in Melbourne and maintains agency relationships with other freight and logistics companies in all of Australia’s mainland states, Asean provides a full range of transportation, logistic and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG’s acquisition of Asean, both companies worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

Industry

The global logistics industry consists of companies that provide supply chain management, freight forwarding, distribution and warehousing services and which maintain sophisticated information systems. We believe that companies in our industry must be able to provide their customers with integrated, global supply chain solutions. As supply chain management becomes more complicated, we believe companies will increasingly seek full service solutions from a single or limited number of service providers that are familiar with the requirements, processes and procedures for serving customers that do business globally.

We continually seek to use our global network of agents, information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers’ supply chain management while reducing their logistics costs.

Business Overview

We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services, including warehousing, freight forwarding, and value-added services such as scanning, packing and ground transportation. We coordinate the shipping and the storage of raw materials, supplies, components and finished goods by air, sea, river, rail and road between Hong Kong and China, and then to the rest of the world. In addition, our companies in the U.S. and Australia provide similar services. During the year ended December 31, 2005, approximately 79% of our revenues were derived from services related to the export of goods from Hong Kong and China to various destinations throughout the world, about 10% of our revenues were derived from services related to the import of goods and roughly 11% of our revenues related to the arrangement of customs and other services. Our subsidiary in China, WE China, did not commence operations until February 2005. Our acquisitions of Kay O’Neill, Asean and ALI were completed at various dates in 2005, and therefore our revenues for 2005 do not include a full twelve months of operations for any of these companies (See Item 1, Business General).

We are able to arrange the shipment of many types of cargo, including garments on hangers, refrigerated goods, hazardous materials and perishable goods. Our revenue is derived from air freight and ocean freight forwarding services for which we are paid on a transactional basis, from brokerage services and from value-added services such as scanning and packing goods for shipment, for which we are normally paid on a per piece basis.

We do not have any written agreements with our cargo agents. All relationships are non-exclusive, and, therefore, our agents normally engage our services on a shipment by shipment basis, depending on several factors, including shipping rates and services required. Our costs for maintaining this network of cargo agents is nominal.

WLG does not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services required for forwarding freight on behalf of our customers. As part of our normal services, we will arrange for the pick up of a shipment at the customer’s location and either deliver the goods directly to a commercial carrier or to a third party warehouse where we are often engaged by customers to provide certain value-added services, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the selected destination airport, shipping warehouse, ship, or railway station. We then arrange for the pick up and delivery of the goods to the recipient’s location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Revenue derived from our freight forwarding services is based on the rates that we charge our customers for the movement of their freight from origin to destination and from the charges for value-added services. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carrier’s charges. In assuming the responsibility for the shipment of our customers’ goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since many shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost or destroyed.

Gross revenue represents the total dollar value of the services we provide to our customers. Our costs for transportation and handling include only the direct cost of transportation, including ground transportation, rail, ocean, air and other related costs. We frequently commit to space with shippers prior to receiving orders from our customers, and to the extent we do not use such space, we incur a liability to the carriers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third parties.

We are members of the International Air Transport Association, Hong Kong Association of Freight Forwarding Agents Ltd., and various local freight-forwarding associations in the countries where we have offices. In addition, we are an associate member of the International Federation of Freight Forwarders Association.

Our cargo agents:

o	Collect freight on our behalf and ship it to the designated location, which may be anywhere in the world, but mostly to Australia, the US and Europe;

o	Provide sales and marketing support;

o	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance, and local delivery of goods;

We provide the following services to our cargo agents:

o	Arrange for shipments of cargo from point of origin to point of destination.

o	Provide domestic pick-up and transshipment services from point of origin to consignee

o	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance, and local delivery of goods;

o	Provide warehousing and storage;

o	Provide value added services such as pick & pack, bar coding and quality control inspection.

Commissions generated on air and sea freight shipments are generally shared equally between us and the applicable cargo agent.

Operations in Hong Kong

Hong Kong functions as a Special Administrative Region (“SAR”) of the PRC. Hong Kong, as an SAR, is now under the Basic Law of Hong Kong, a mini-constitution which was codified prior to the return of Hong Kong to the PRC. The Chinese government may not continue to respect the new law, or it may make major changes to it. Notwithstanding that there is no certainty as to the future political thinking in China; the evidence to date is that the autonomy of Hong Kong has been well respected by China. It is important to our business that the Basic Law of Hong Kong continues as currently applied because the Hong Kong legal system provides a stable framework for our business operations, including those of our customers. In addition, the applicable tax rates in Hong Kong are lower, and therefore more beneficial to our business, than the tax rates imposed in China and by the other countries where we do business.

Operations in China

Following the commencement of operations in the PRC by our wholly-owned subsidiary, WE China, we significantly increased our business in China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in the PRC to provide freight forwarding and logistics services. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA for the establishment of such an enterprise in the PRC. In China, we received approvals in 2004 to operate our freight forwarding and logistics business in Beijing, Shanghai and Guangzhou, three of China’s key commercial cities. Approvals are pending for other cities in China, where our offices are classified as liaison offices. Our ability to continue operations and grow our business in the PRC is dependent on China’s continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as providing a suitable legal and economic environment for foreign companies.

Operations in Australia

We operate our business in Australia through our wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open trading and import and export environment. Asean provides freight forwarding and customs brokerage services and air and sea import and export services, with a concentration on a large number of Australian businesses that import goods from China and other parts of Asia into Australia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customers, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe.   Asean has all of the permits and approvals that are required by it to conduct business in Australia.

Operations in the USA

In April 2005, we acquired all of the voting interests of Kay O'Neill, which is based in Des Plaines, Illinois, and in October 2005, we acquired all of the voting stock of ALI, based in Torrance, California The Group’s U.S. business is conducted by these two companies, with Kay O'Neill’s management having responsibility for our operations in North America.

Kay O'Neil manages our business with customers based throughout the U. S. and assists in serving our international logistics and freight forwarding customers throughout the world. Its main focus is on export forwarding from the U.S. to Europe, Asia, the Caribbean and the Middle East. Kay O'Neill’s name was changed to WLG (USA) LLC with effect from June 2005, in order to begin the process of creating brand identity for the Group in the North American market.

ALI concentrates primarily on customers in the western United States that import goods from all parts of Asia, with a strong emphasis on Hong Kong and China. Kay O’Neill and ALI have all of the permits and approvals that are required to conduct their businesses in the U.S.

Global Agency Network

All of our arrangements with our overseas agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments, or to execute any contracts on our behalf. The fees payable to these agents are usually determined by the requirements of each customer order handled by that agent, and the charges relating thereto.

We have approximately 149 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, and the Middle East. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

Through the use of these independent sales and marketing agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices.

Our Services

In order to continue the rapid development of our core business of freight forwarding and logistics services, our goal is to consistently provide cost-effective, reliable and personalized services to our customers. Many of our competitors are cargo agents who may offer only one type of transportation carrier to their customers. However, many customers need to utilize more than one type of transportation carrier. For example, a customer may source product from an inland factory in China and may need to ship a container by truck, have it loaded via a feeder boat and transported by a large cargo vessel. A customer in this situation may have to engage three separate transportation agents to ship its goods.

By contrast, as a multi-service provider offering expedited air and sea freight services, we can provide our customers with one-stop transportation solutions, arranging for all necessary forms of transportation at the same time.

We have a diverse customer base. Our customers’ industries include textile and apparel retailers, a wide range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. At December 31, 2005, approximately 60% of our freight customers were direct shippers or importers, and the remaining 40% were other freight forwarders who co-load with us when we have excess capacity. We charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.

One air freight carrier, Qantas Airways Limited, accounted for 34% of our air freight shipping activity for the twelve months ended December 31, 2005. One shipping company, Orient Overseas Container Line accounted for approximately 24% of our sea freight business for the year ended December 31, 2005.

Value Added Logistic Services

Whle still not a major source of revenue for the Group, the logistics services that we provide to our customers include distribution; warehousing; pick and pack for direct shipments to retail stores; preparation of goods for the shop floor, such as placing garments on hangars, packaging the garments and price ticketing them; bar coding items or cartons for more efficient processing at destination; quality control inspection; and information management. These services cover the control of the entire supply chain from the acceptance of goods from a manufacturer, delivery to the applicable carriers, through the delivery to the customer. In recent years we have concentrated on the development of our logistics services in Hong Kong and China. We provide value-added logistic services close to the manufacturer, or at the point of shipment, which we believe is more efficient than providing such services after the goods have been shipped to various destinations. For example, we contract with warehouses that are close to manufacturers, and at these locations, goods are picked, price ticketed, packed and identified by store. These goods are then shipped directly to the consignee’s stores.

For an importer who has many stores spread over many cities in the country of destination, this process may save significant money and time compared with importing all shipments to a central warehouse and then distributing the picked goods throughout the country.

WLG has invested in an automated system that accepts customers’ orders and logs allocations electronically. Packing instructions and bar code labels are then produced automatically, while the system assures the integrity of the packing process through computer controlled scanning.

The advantages of providing value added services to our customers are:

o	Increased revenues

o	Closer and therefore better customer relations

o	A diversified range of services leading to a more stable revenue stream

o	Greater competitive advantage .

Currently, we perform these services in Hong Kong, China, and Australia.

Air and Sea Freight Business

Traditionally, we have focused much of our development on air and sea freight services. The mode of transportation depends on:

o	Contents of the shipment

o	Routing of the shipment

o	Departure time

o	Available cargo capacity

o	Cost

As a result of the relationships that we have with major air and sea carriers, as well as cargo space providers, we believe that we have the ability to secure adequate cargo space at competitive prices. This is a key factor to remaining competitive in the freight forwarding industry. Our ability to negotiate favorable shipping terms is dependent, in part, on our shipping volume, with greater volume generally resulting in more favorable shipping rates.

Due to the volume of the air shipments we arrange, we are generally able to negotiate competitive pricing for these shipments. As such, we believe our prices are lower than the prices our customers would be able to negotiate with commercial passenger and airfreight carriers because we buy in bulk from airlines and resell the space to our customers.

Import Freight Forwarding

On instructions from of our customers, we routinely arrange for the import of many types of goods, including leather, fabrics, books, perishables and chemical products into Hong Kong, China, Australia, the U.S., and other countries around the world.

An import freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent listing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the consignee of the cargo of the relevant details and, depending on the consignee’s instructions, arrange for customs brokerage and clearance and, if required, we provide other services such as temporary storage, local delivery and distribution. In all cases, we provide local delivery of cargo by contracting with subcontractors to provide the services.

We derive our income from air and sea import freight forwarding services through the receipt of commissions from overseas agents and handling and delivery charges from customers.

Insurance

We carry freight service third party liability insurance on every shipment, which coverage is generally limited to $1.0 million for any one loss, or in the aggregate. We also carry errors and omissions insurance for $1.0 million in the aggregate for any one policy year. In addition, we have a warehouse liability policy with a limit of $250,000 for any one loss, or in the aggregate. We believe that this insurance is adequate to cover potential claims by our customers and other third parties, although there can be no assurance that we will not suffer losses in excess of our coverage.

Customers

We have a very broad and varied customer base, including manufacturers and distributors of garments; shoes; textiles; household electrical products; food products; office and residential furniture; industrial plant and machinery; major household appliances such as refrigerators, freezers and microwave ovens; household electrical entertainment appliances such as DVD players, TV's and camcorders; hardware; kitchenware; books and magazines; and giftware. In the year ended December 31, 2005, we served more than 8,900 customers. Many of our customers buy and sell a wide range of consumer products. The diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2005, one customer accounted for about 10.5 % of our air and sea revenues. No other customer accounted for more than 10% of our revenue.

Our customers generally wish to retain the flexibility to choose freight forwarders and prefer to avoid contractual commitments so that they are able to select and to change forwarders at any time on the basis of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. However, we do have some customers which enter into logistics contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices.

Generally, all of our customers, regardless of the size of their businesses, require us to provide them with rate quotations as a condition to engaging our services. Our rates are normally subject to fluctuation and are adjusted according to changes in the market. As a result, the freight rate quotations we provide to our customers do not always guarantee that they will use our services for any one shipment, or continue to have their cargo shipments arranged by us.

It is not unusual for a customer to seek quotations from several different agents in order to obtain the lowest price for any particular shipment. If a customer has a large shipment, it may award the shipment to the company with the lowest rates or the fastest transit time. Therefore, although we could lose the business of a customer with respect to any one shipment, we may be successful in obtaining additional business from that customer with respect to future shipments.

We conduct some of our business with large freight forwarders who are also our competitors. Since these companies handle customs clearance for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Since these competitors are major freight forwarders serving the same routes as us, they may attempt to solicit our customers directly for their business. We expend great efforts to maintain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of our business with any of our customers to these other freight forwarders.

We also conduct part of our business through our overseas agents. We cannot control the level of service which is provided by our overseas agents and we risk losing business as a result of problems our customers may encounter in dealing with these agents.

It is the nature of the freight forwarding and logistics business that we must continuously seek new customers as a means of growing our business. As previously mentioned, we generally do not have contractual arrangements with our customers. Although some companies with high volume shipping requirements may enter into contractual arrangements with freight forwarders to handle their shipping and related logistics needs, we are not normally in a position to compete with larger freight forwarders for these types of customers because of our lack of branch offices and our reliance on overseas agents. As a result, there can be frequent changes in our customer list, and we may not be able to maintain our relationships with any particular customer.

Sales and Marketing

We are committed to providing competitive pricing and efficient and reliable services to our customers worldwide. We believe we have good relationships with our customers, major airlines and shipping lines, and our extensive network of overseas agents. Also, we believe that our experience has not only contributed to identifying and using prospective overseas agents to ensure compatibility with our operations, but that the ability of our personnel to foster and maintain these valuable relationships are key factors contributing to our success.

Our sales teams are responsible for marketing our services to a diversified base of customers and for establishing new customer relationships. Members of our sales team make regular visits to existing and potential customers in the PRC, Europe, Hong Kong, Australia and the U.S., to obtain current information on their requirements and to gauge customer satisfaction. During these visits and throughout the year, our sales teams often provide customers with suggestions to ensure cost-effective and efficient delivery of goods, and will recommend services intended to meet the customer’s particular needs as to packaging, special timing, seasonal demands and special types of freight forwarding services.

We also depend on our cargo agents to actively market and coordinate our freight activities in their respective markets.

The majority of our transactions are denominated in Hong Kong dollars, Australian dollars and U.S. dollars. With the addition of our new business of WE China, some of our revenue is in Chinese Yuan. The exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the U.S. dollar. However, we do face the possibility of currency losses for the fluctuation of the Australian dollar and the Chinese Yuan against the U.S. dollar. Sales are generally made on credit, with customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount.

We generally receive 30 days credit from airlines. By contrast, shipping lines normally do not grant credit to their customers, but we do receive some credit in limited cases. For shipping lines, we are usually required to pay the carriers three days prior to the arrival of a vessel at its destination.

Our marketing and sales efforts are directed primarily to distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

Competition

Competition within the freight forwarding, logistics and supply chain management industries is intense. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also encounter competition from smaller regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally operated outside of the supply chain management industry have been expanding their scope of services to include supply chain related activities so that they may serve the logistics needs of their existing customers and offer their information systems to new customers.

Competitive factors in the freight forwarding and logistics industry include reliability of service, price, available cargo space and technological capabilities.

Our principal competitors are UTI Worldwide Inc., DHL Logistics, Schenker Stinnes Logistics, Kuehne & Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd., Expeditors International of Washington, Inc. and many local and regional freight forwarders. All of the named companies are considerably larger, have greater resources than us, and generally conduct their businesses through branch offices located throughout the world rather than using independent agents as we do. The greater resources of many of our competitors provide them with the ability to acquire and develop computerized tracing and tracking applications and other more sophisticated information systems that are necessary to handle the freight forwarding and logistics requirements of larger customers.

Our ability to provide a range of valued-added logistics services has given us a competitive advantage over smaller companies whose services are limited to freight forwarding, and which do not have the technical expertise we have developed to provide these additional services. We also believe that the relationships we maintain with agents and carriers around the world have helped us to secure business that may otherwise have gone to our larger competitors, which have branch offices throughout the world.

Our ability to compete with other freight forwarding and logistics businesses also relies on our know-how to price our services competitively in the markets that we serve, the provision of reliable services, to secure available capacity and to offer a wide range of value-added services. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing and logistics services and other value-added services. We also believe that by establishing a strong business presence in Hong Kong and the PRC, we are in a position to take advantage of the significant increase in China’s import and export of goods, as a result of its membership in the World Trade Organization.

Government Regulations

We, and we believe all of our agents, are licensed as airfreight forwarders in our and their respective countries of operation. We are licensed in Hong Kong, the U.S and Australia as an airfreight forwarder by the International Air Transport Association. In China, we received approvals in 2004 to operate our freight business in Beijing, Shanghai and Guangzhou, three of China’s most important cities. Approvals are pending for five other cities in China, where we have liaison offices. We believe that we have obtained all required licenses to carry-on our business as presently conducted, and that we are in compliance with all requirements under these licenses.

Our subsidiary, WEHK, is licensed as an ocean freight forwarder by and registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission also is responsible for the economic regulation of non-vessel operating common carriers that contract for space and sell that space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these economic regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce these regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe we are in compliance with all applicable regulations and licensing requirements in all countries in which we transact business.

Prior to the acquisition of Kay O’Neill, our operations were not significantly affected by compliance with current United States and foreign governmental regulation. As a result of our acquisition of Kay O’Neill, our business is now subject to more stringent regulations. Our airfreight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although airfreight forwarders are exempted from most of this Act’s requirements by the applicable regulations. Our airfreight forwarding business in the United States is also subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and is in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration’s regulations. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign airfreight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The airfreight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

The U.S. Federal Maritime Commission regulates ocean freight forwarding and non-vessel operating common carrier operations to and from the United States, and licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to U.S. Federal Maritime Commission regulation under this Commission’s tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices.

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

We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating rights.

Environmental Regulations

In the United States we are subject to federal, state and local laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which we operate. Although our operations have not been significantly affected by compliance issues in the past, we cannot predict the impact that environmental regulations may have on our business in the future. We do not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

Employees

As of March 15, 2006, we had 209 employees, all of whom were employed on a full-time basis, as follows:

	WLG	WEHK	WAE	WE China	WLG USA	Asean
Management	3	2	1	2	4	7
Operations		19	12	56	7	30
Sales		2	2	4	4	5
Administration		5	1	4	1	4
IT Department		3	—	1	—	1
Accounts		8	2	14	1	4
Total	3	39	18	81	17	51

We are not a party to any collective bargaining agreements in any of the jurisdictions in which we conduct business. Also, we believe that our relationships with our employees are satisfactory in all of our Group companies.

RISK FACTORS

We are dependent on third parties for equipment and services essential to operate our business and we could lose customers and revenues if we fail to secure this equipment and these services.

We rely on third parties to transport the freight we have arranged to have shipped. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find shippers willing to ship such freight at acceptable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the shipment, the shipment’s transportation lane, the number of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and reduce our profits, as has occurred in the past in cases where we were unable to pass the full amount of increased transportation costs to the customer.

We also rely extensively on the services of independent cargo agents, who may also be providing services to our competitors, which may include consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we are unable to maintain these relationships or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be reduced.

The political uncertainty in Hong Kong and the PRC makes it difficult to develop any long range business plans, which may reduce our revenues and operating profits.

The transition of Hong Kong from the United Kingdom to the PRC in 1997 has resulted in uncertainty regarding the extent to which the PRC intends to impose and enforce its laws and business practices in Hong Kong. There can be no assurance that China will permit Hong Kong to continue as a semi-independent entity. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in the region and may reduce our revenues and operating profits.

In February 2005, our business in China increased significantly as a result of the commencement of operations in the PRC by WE China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in the PRC to provide freight forwarding and logistics services in the country. Our ability to continue and to grow our business in the PRC is dependent on China’s continued willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as to ensure the presence of a stable and suitable legal and economic environment for foreign businesses. Any change in China’s legal and political environment may reduce our revenues and operating profits.

Our business is seasonal and cyclical and our operating results and financial condition may therefore fluctuate.

Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest and the third and fourth quarters have generally been the strongest. Significant portions of our revenues are derived from customers in industries such as apparel and department store merchandise, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will also fluctuate.

We could lose customers because we do not have an on-going contractual relationship with them, which could reduce our revenues and operating profits.

We have a very broad and varied customer base. In year ended December 31, 2005, we transacted business with more than 8,900 customers. However, our customers may wish to retain the flexibly to choose freight forwarders and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time on the basis of rates and quality of service. Therefore, we render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers will reduce our revenues and operating profits.

We incur significant credit risks in the operation of our business which could reduce our operating profits.

Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods, all of which could reduce our operating profits.

Because the majority of our air shipping costs are incurred under space contracts and guarantees, we incur significant inventory risk and risk of loss which could reduce our operating profits.

The majority of our shipping costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to pay for the guarantees and for the purchase of this cargo space even if we do not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In the past, we have been able to minimize any losses from this aspect of our business by seeking to carefully gauge customer demand and the availability of goods, by conducting significant operations in Hong Kong where the demand for shipping space generally exceeds supply, and by making arrangements with other freight forwarders to absorb excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. Any losses resulting from any inventory and/or credit risk would reduce our operating profits.

Because many of the transactions affected by our operating subsidiaries are denominated in Hong Kong dollars, the Chinese Yuan and the Australian dollar, fluctuations in exchange rates between these currencies and the U.S. dollar could reduce our operating profits.

Although we use the United States dollar for financial reporting purposes, many of the transactions of our operating subsidiaries are denominated in other foreign currencies, including Hong Kong dollars, the Chinese Yuan and the Australian dollar. Although the value of the Hong Kong dollar is currently pegged to the United States dollar, it may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar may fluctuate significantly against the U.S. dollar. The Australian dollar is a floating currency, and the Chinese Yuan is a managed currency, so that if these currencies fluctuate against the U.S. dollar, we may experience currency exchange losses. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rates of currencies, other than the U.S. dollar, could reduce our operating profits.

Because two airfreight carriers accounted for approximately 41% of our airfreight shipping activity and two shipping lines accounted for approximately 28% of our sea freight shipping activities for the year ended December 31, 2005, the loss of any of these carriers could reduce our revenues and operating profits as we anticipate we would have to pay higher rates for replacement carriers.

Two airfreight carriers accounted for approximately 41% of our airfreight shipping activity and two shipping lines accounted for approximately 28% of our sea freight shipping activities for the year ended December 31, 2005. Because we are generally able to negotiate more favorable shipping rates as a result of shipping a greater volume of product with a limited number of transportation providers, the loss of one or more of these providers could result in an increase in our cost of freight forwarding as we anticipate we would have to pay higher rates for replacement carriers.

We are heavily dependent on our management.

Our success depends to a large degree upon the skills of our senior management team and current key employees working in our subsidiaries. The Company depends particularly upon Christopher Wood, who is our Chief Executive Officer and sole director. In addition, we rely on the management skills of Phillip Forsyth, Chief Operating Office of the Group, and of Robert Wong, Vice President of our Hong Kong subsidiaries. We also rely on Stewart Brown, the Chief Executive Officer of Kay O’Neill, and on Paul Pomroy, the Managing Director of Asean. (See Item 10 for a discussion of the terms of employment for the named officers.)

Control by Management.

Mr. Wood, Chief Executive Officer and sole director, owned approximately 77% of our outstanding shares of common stock at the end of calendar year 2005. This concentration of ownership provides Mr. Wood with the ability to control and influence all corporate decisions and matters of stockholder voting, including, without limitation, the removal of directors. Additionally, Mr. Wood is able to approve any proposed amendment to our certificate of incorporation, merger proposal, proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt. This concentration of ownership may discourage a potential acquiror from making an offer to buy WLG, which, in turn, could adversely affect the market price of our common stock.

Our common stock is traded on the Over the Counter Bulletin Board and trading in our common stock may be limited and the price of our common stock may be subject to substantial volatility.

We have obtained a listing for our shares of common stock, and our shares are traded on the Over the Counter Bulletin Board, where the trading volume may be more limited and sporadic than if our common stock was traded on NASDAQ, or a national stock exchange such as the AMEX. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results

•	large purchases or sales of common stock

•	actual or anticipated announcements of new services by us or competitors

•	acquisitions of companies

•	investor perception of our business prospects or the freight forwarding/logistics industry in general

•	general conditions in the markets in which we compete

•	economic, financial and political conditions

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 200 E. Howard Avenue, Unit 232 Des Plaines, Illinois 60018, and our administrative offices are located in Hong Kong at the 36/F, Citibank Tower, Citibank Plaza, No.3 Garden Road, Central, Hong Kong.

As of December 31, 2005, the Group leased approximately 45,336 sq.ft. of space which included both office and warehouse space at an aggregate, annual rental cost of about $621,000. We believe that the facilities we now occupy are adequate for our present needs, and we also think that additional facilities, if required, would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

Location	Function	Area (sq. feet)	Lease expiration	Annual Lease $

Hong Kong	Office	5,600	Dec. 16, 2006	73,720
Hong Kong	Office / WH	2,000	February 1, 2007	60,645
Totals		7,600		$134,365

China premises:

Location	Function	Area (sq ft.)	Lease expiration	Annual Lease $
Beijing	Office	1,305	Dec. 7, 2006	24,830
Shanghai	Office	5,532	Oct. 19, 2008	120,900
Guangzhou	Office	1,605	May 10, 2007	16,200
Tianjin	Office	1,027	Feb. 28, 2006	7,400
Qingdao	Office	428	Feb. 28, 2006	5,400
Ningbo	Office	545	Feb. 28, 2006	15,200
Dalian	Office	513	March 14, 2006	3,300
Shenzhen	Office	1,498	Dec. 4, 2007	18,800
Totals		12,453		$212,030

U.S. premises:

Location	Function	Area (Sq. Ft.)	Lease expiration	Annual Lease $
Des Plaines, Ill	Office / WH	5,093	Sept. 30, 2008	59,532
Taylor, MI.	Office / WH	5,136	July 31, 2008	31,200
Torrance, Calif.	Office	1,016	Mth. to Mth.	15,600
Totals		11,245		$106,332

Australian premises:

Location	Function	Area (Sq. Ft.)	Lease expiration	Annual Lease $

Metraville, NSW	Office	6,013	June 1, 2010	94,600
Tullamarine, VIC*	Office	8,025	Sept. 29, 2007	73,500
Totals		14,038		$168,100

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

ITEM 3. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of such claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At December 31, 2005, and through the date of filing of this Report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WKOL" and has been since July 27, 2005. The closing high and low bid price quotations for our common stock, as reported by the OTCBB are as follows for the periods indicated:

Year Ended December 31, 2005:	High	Low
Fourth Quarter	$3.05	$2.00
Third Quarter*	$3.00	$0.35

* For the period from July 27, 2005 to September 30, 2005.

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock on March 27, 2006, was $3.00.

 Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. There are currently 4,000,000 shares of our common stock reserved for the issuance of awards under the Plan, which amount will be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006.

As of December 31, 2005, we have not granted any awards under the Plan. We registered the shares of common stock reserved under the Plan pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission on October 24, 2005.

Penny Stock Considerations

Our securities may be subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of the 1934, as amended, or Exchange Act. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, other than securities (i) registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system, or (ii) whose issuer has net tangible assets (i.e. total assets less intangible assets and liabilities) in excess of $5,000,000 ($2,000,000 if the issuer has been operating for three or more years) or average revenue of at least $6,000,000 for the last three years. Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitable inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the “penny stock rules” and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we are subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. If our securities are subject to the “penny stock rules”, stockholders will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the “pink sheets” or on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) obtain coverage for significant new events because major wire services, such as the Dow Jones New Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Holders

At the close of business on March 27, 2006, there were 25,390,080 shares of our common stock outstanding, which is held by approximately 438 stockholders of record (and approximately 419 beneficial owners).

Dividends

Subject to the rights that have been designated to the holders of our Series A Convertible and Redeemable Preferred Stock and any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

As of December 31, 2005, we had one series of preferred stock authorized, the Series A Convertible and Redeemable Preferred Stock (“Series A Preferred Stock”), par value $.001. The Series A Preferred has a stated value of $0.50 per share and a liquidation and redemption value of $0.75 per share. The Series A Preferred pays a 6% annual cumulative dividend, and solely for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share. As of March 27, 2006, there were 2.0 million shares of Series A Convertible Preferred Stock authorized, issued and outstanding.

Recent Sales of Unregistered Securities.

During our fourth quarter, we issued 63,000 shares of our common stock to employees as additional compensation and 10,000 shares of our common stock to a consultant as payment for services. We believe that the issuance and foregoing sales of our securities were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as not involving a public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2005.

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

One member of management, under the terms of his employment contract, has the right to be granted an option to purchase 200,000 shares of WLG’s common stock. The Board of Directors has not yet approved the grant of this option.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies may affect events and our actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.

Overview

WLG is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong, the PRC, Australia and the United States. We serve our customers both through our offices and through a worldwide network of agents. WLG’ s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd., a wholly-owned subsidiary of WEHK (“WE China”) WLG (USA) LLC (dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

We do not own or operate any aircraft, ships, river barges or railroads. Instead, we contract with commercial freight air carriers, ships, river barges and railroads to provide transportation services for the forwarding of freight on behalf of our customers. Our revenues are generated from the freight transportation services that we arrange for our customers, and from other valued added services such as price ticketing and warehousing provided by us. Our customers benefit from the extensive experience we have in arranging freight transportation. This experience allows us to focus on large cargo shipments as the shipment of large cargo usually requires sophisticated logistical networks in many countries.

Due to the volume of shipments we arrange, we are generally able to negotiate rates that are better than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we pay may be reduced due to the increase in the freight volumes that we arrange to have shipped. As a result, our customers, by placing their freight shipments through us benefit from theses lower rates, and we, in turn, benefit by increasing our revenues.

A significant portion of our expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense. Staff costs represent our second largest expense for our freight operations. Due to the nature of our business, we have the necessary experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the near term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to enable us to maximize the weight and cubic capacity for all of our shipments.

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from air and sea carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the minimum amount. In the past we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

Overall, the year 2005 was a year of transition and change, making it difficult to compare our results in the year ended December 31, 2005 to the results in our prior Report for the eight months ended December 31, 2004. In 2004, we took the decision to change the Group’s year end from April 30 to December 31, effective at December 31, 2004. During 2005, we acquired three new companies, one in the second quarter and two in the fourth quarter of 2005. Taken together, these three companies added approximately $18.6 million of sales to our revenue line in 2005. We also commenced business in the PRC through a newly created subsidiary, which added a further $9.2 million in sales for 2005.

As part of our plan to supplement internal growth by making acquisitions, we completed the purchase of three companies in 2005. As an ancillary part of our business plan, we achieved a listing for a part of our common stock by filing a registration statement that became effective in mid-2005, permitting WLG to become a public company. During the year 2005, costs and management time were incurred to obtain the listing and complete the acquisitions. Lastly, costs and time were also incurred to integrate the acquisitions, and this important process was on-going as of the end of 2005. These costs, to the extent not changed to capital accounts, are reflected in our general and administrative expenses.

We incurred additional costs to add senior management to the Group, with our Chief Operating Officer and Chief Financial Officer joining us in February and August of 2005, respectively. Lastly, on a negative note, the Group suffered a bad debt loss of nearly $325,000 in the fourth quarter as a result of the bankruptcy of a major customer in the United Kingdom. For all of the above reasons, it is not easy to compare reported results in 2005 to those for 2004. Looking forward, we would caution that a full understanding of the changes that have occurred in 2004 and 2005, as well as the changes that may occur in 2006, will be needed to make a meaningful comparison of our 2005 results to those to be reported for 2006.

We do expect reported sales in 2006 to be greater than those reported for calendar 2005. Our 2005 acquisitions will be on line for a full year in 2006, and we will continue to seek opportunities in 2006 to make additional strategic acquisitions. We also expect that our business will grow internally, but with the caveat that increasing fuel prices and political events, such as rising protectionism and trade tariffs, particularly between China and the U.S., could negatively impact our sales and operating profits. We do not anticipate providing sales and profit projections until our new acquisitions are more fully integrated into the Group.

The following is a recap of some significant operational developments occurring during the year ended December 31, 2005:

(i)	We strengthened our agency network by signing agreements with approximately ten new cargo agents, and eliminated some of our non-performing cargo agents;

(ii)	We have established a sales department with the goal to further increase development our of business;

(iii)	As noted above, we completed the acquisitions of Kay O’Neill, Asean and ALI in an effort to grow our business and better serve our customers in the U.S. and Australian markets; and

(v)	We hired a software company to implement a cargo pre-distribution information system which our customers may assess to track information for their cargos.

 Results of Operations

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Total revenue in 2005 increased approximately 131% compared with total revenue in 2004, growing from approximately $22.86 million to $52.72 million, respectively. Approximately $2.07 million or 7% of this increase is attributable to the growth of our existing business. Our new operations in China contributed approximately $9.16 million, or 31%, of the increased revenues following the commencement of business in the PRC by WE China in February 2005. The acquisition of Kay O’Neill in the U.S. added new revenues of approximately $6.32 million, or 21%, for the period from April 1, 2005 to December 31, 2005, and our second U.S. acquisition, ALI, which was acquired on October 1, 2005, added approximately $0.64 million, accounting for 2% of the total increase. The remaining increase of $11.67 million is from our newly acquired subsidiary in Australia, which accounted for the remaining 39% of the increase in overall revenues.

Our gross profit margins increased from 15.29% in 2004 to 17.34% in 2005. This increase in our gross profit margin was primarily attributable to higher gross profit margins attributable to WE China and Kay O’Neill.

During 2005, our total operating expenses increased to about $51.70 million, as compared to approximately $22.39 million in 2004, for an increase of 131%. Forwarding expenses increased by approximately 125% from $19.37 million to $43.58 million and selling and administrative costs increased by approximately 163% from $2.98 million to $7.84 million. The forwarding cost increases are in line with the increases in our sales revenue and track with the additional cost of sales attributable to WE China, Kay O’Neill, ALI and Asean. Our administrative expenses increased as a result of the expansion of our business, and, also, due to incurring the necessary legal and other advisory expenses in connection with WLG becoming and maintaining its status as a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management personnel, as well as for normal salary increases for our existing employees. See Salaries and Allowances below.

Net income from operations, after provision for income taxes, for the year ended December 31, 2005 increased approximately 52% from approximately $389,000 to $592,000, as compared to the same period in 2004. The increase is due to the growth in our existing freight business and contributions of new business in China and Australia attributable to our acquisition of Asean.

Segment Information

Airfreight operations: Revenue from airfreight operations in 2005 increased approximately 90% when compared with 2004, from approximately $14.12 million to $26.91 million. This increase in revenue was attributable to the growth of our existing Hong Kong business which accounted for 20% of the increase, new airfreight business generated from WE China’s operations in the PRC, which added 46% of the growth, the revenues of Kay O’Neill and ALI in U.S, which contributed 10% of the growth, and our new subsidiary in Australia, which provided additional growth of 24%. Some of the increase in our existing airfreight revenue is also due to improvements in our agency network, as well as from the addition of new clients.

Costs for our airfreight forwarding operations increased by approximately 87%, from about $12.78 million to $23.96 million. This increase was due to an increase in freight traffic arranged by us. More specifically, the increases in forwarding costs were attributable to the same factors described in the paragraph above with respect to increases in sales revenue.

Gross profit margins increased from 9.5% in 2004 to 11.0% in 2005. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the business attributable to WE China and Kay O’Neill.

Total segment overhead attributable to our airfreight operations increased by approximately 115%, from approximately $1.15 million in 2004 to $2.47 million in 2005. This increase is mainly attributable to our need to expend more resources in the performance of services to accommodate the increases in our air traffic business, which also includes the new overhead costs attributable to the operations of WE China, and to the acquisitions of Kay O’Neill, ALI and Asean.

Net segment income for our airfreight operations improved by 154% from a profit of $188,000 in 2004 to a profit of $478,000 in 2005. The increase is mainly due to the profit contributions from our existing Hong Kong operations, which accounts for 83% of the increase, as well as new business from WE China and Asean, which accounted for 8% and 9% of the increase respectively.

Sea freight operations: Revenues from sea freight operations in 2005 increased approximately 195% when compared with 2004, growing from approximately $8.75 million to $25.81 million. This increase in revenue was attributable to new revenues generated by WE China’s operations in the PRC, which accounted for 19% of the growth, new business from Kay O’Neill and ALI which added 29% and 4%, respectively, and new sea freight business from Asean, which accounted for 48% of the increase in revenues.

Costs for our sea freight forwarding operations increased 197% from $6.59 million in 2004 to $19.62 million in 2005. This increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above. Gross profit margins decreased slightly from approximately 24.7% to 24.0%. The decrease is due to increasing sea freight costs in the market, as well as to a lower gross profit margin attributable Asean’s sea-freight business.

Total segment overhead attributable to our sea freight operations in 2005 increased by 212%, from approximately $1.77 million in 2004 to $5.53 million in 2005. This increase is attributable to our need to expend more resources in the performance of services as a result of increases in business for this segment, and, particularly, for the overhead costs of Kay O’Neill and Asean in the U.S. and Australian markets, respectively.

Net segment income for our sea freight operations increased by 73%, or approximately $279,000, from $382,000 in 2004 to $661,000 in 2005. The increase is due to the profit contributions from our existing Hong Kong business, which accounted for 14% of the increase, as well as the operations of our new subsidiaries, WE China, Asean and ALI which accounted for 48%, 36% and 2% of the increase, respectively.

Other Operating Expenses

Salaries and allowances

Salaries and allowances in 2005 increased 185% from $1.54 million to $4.39 million. These increases were attributable to normal increases in employee salaries in 2005, and to increases in the number of operational staff and management personnel. WE China, which commenced operations in February 2005, added approximately 81 employees to our personnel headcount, while the acquisition of Kay O’Neill and ALI added 17 employees and the acquisition of Asean added about 51 employees, bringing our total headcount as of March 15, 2005, to 209.

Sales Commissions

Sales commissions payable by us during 2005 were $111,000 compared to $44,000 in 2004, reflecting an increase of over 152%. This increase is attributable to increased sales revenue, and the addition of an independent sales agent in the U.S.

Rent

Rent expense for our facilities increased 117% from $204,000 in 2004 to $443,000 in 2005. The increase was mostly due to the offices of our new subsidiaries. We have leased eight offices for our new operations in China, acquired three additional offices leased by Kay O’Neill and ALI in the U.S., and added two offices with the acquisition of Asean.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $50,000 in 2004 to $140,000 in 2005. This increase is mainly attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. This new system was implemented in our WE China, Kay O’Neill, ALI and Asean operations.

Amortization expense is attributable to the customer lists acquired in conjunction with the acquisitions of Kay O’Neill, ALI and Asean. For Kay O’Neill, we recorded its customer list asset at a cost of $512,000 and are amortizing it on a straight-line basis over 5 years. We recorded the value of Asean’s customer list at $1,563,000 and are amortizing this amount on a straight-line basis over 8 years. We assigned a value of $164,000 to ALI’s customer list and are amortizing the cost over five years. Amortization expense attributable to the customer lists of Kay O’Neill, Asean and ALI was $76,842, $48,831 and $8,207, respectively.

Interest Expenses

Interest expense increased from $6,000 in 2004 to $162,000 in 2005. This increase is attributable to $10,000 for interest paid for new bank loans obtained during the second half of 2004 and the second half of 2005 by our two Hong Kong subsidiaries, interest of $30,000 paid to the Group’s Chief Executive Officer on a $1.0 million promissory note, interest of $22,000 attributable to bank debt of Kay O’Neill, and interest of $94,000 attributable to bank debt of Asean.

Provision for Income Taxes

The provision for income taxes increased by 197% from $119,000 in 2004 to $354,000 in 2005. Apart from an increase in taxable income, our overall income tax rate increased due to the higher rates applicable to our recently added operations in the PRC and to the operations of Asean in Australia. The latter rates applicable to the PRC and Australia are substantially higher than the income tax rate applicable to our business in Hong Kong, both for 2004 and 2005.

EIGHT MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH EIGHT MONTHS ENDED DECEMBER 31, 2003

Total revenue for the eight months ended December 31, 2004 increased approximately 45% compared with total revenue for the eight months ended December 31, 2003, from approximately US$11.4 million to US$16.66 million. This increase in revenue is attributable primarily to the natural growth of our business, as well as an increase in business from our existing overseas agents and the addition of ten new agents. In addition, our revenue for the eight months ended December 31, 2003 was negatively impacted by the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in Hong Kong and China.

During the eight months ended December 31, 2004, our operating expenses increased approximately 54%, as compared to the same period in 2003, from approximately US$10.5 million to US$16.2 million. This includes an increase of approximately 52% in forwarding expenses from US$9.3 million to US$14.1 million and an increase of approximately 75%, from US$1.2 million to US$2.1 million in selling and administrative expenses. These increases in costs were attributable both to higher sales volumes, and to the total salaries paid to our employees, which increased significantly as a result of the addition of new employees, as well as normal increases in the salary levels of our existing employees. See Salaries and Allowances below.

The gross profit margin decreased from 19.1% for the eight months ended December 31, 2003 to 14.9% for the eight months ended December 31, 2004. The decrease in gross profit margin was primarily attributable to increases in freight costs that we were unable to pass on to our customers.

Net income from operations, after provision for income taxes, for the eight months ended December 31, 2004 decreased approximately 64% from approximately US$771,000 to US$276,000 as compared to the same period in 2004. This decrease was primarily due to a significant increase in our administrative expenses as a result of the expansion of our business and the legal and accounting fees paid by us in 2004, in connection with the start of the process to register certain of our shares of common stock under the U.S. Securities Act.

Segment Information

Airfreight operations: Revenue from airfreight operations for the eight months ended December 31, 2004, increased approximately 58% when compared with the eight months ended December 31, 2003, from approximately $6.6 million to $10.4 million. This increase in revenue was primarily attributable to increased sales as a result of the internal growth of our business, increases in airfreight traffic due to improvements in our agency network, as well as the addition of new customers.

Costs for our airfreight forwarding operations increased approximately 60%, from approximately $5.9 million to $9.4 million for the eight months ended December 31, 2004, as compared to the same period in 2003. This increase was due largely to an increase in freight traffic arranged by us during the eight months ended December 31, 2004. Increases in costs were attributable to the same reasons that gave rise to an increase in our revenues.

Our gross margin decreased from 11.3% for the eight months ended December 31, 2003 to 9.4% for the eight months ended December 31, 2004. This reduction in our profit margin was partially due to a requirement to satisfy additional cargo minimums with two new airlines, for the eight month period through December 31, 2004. In addition some of our sales were at lower margins due to increases in costs charged to us that were attributable to increased in fuel costs.

Total segment overhead attributable to our airfreight operations increased by approximately 49%, from approximately $552,000 in the eight months ended December 31, 2003 to $823,000 for the same period in 2004. This increase is primarily attributable to our need to expend more resources in the performance of our airfreight operations in order to cope with the increase in air traffic.

Overall, net segment income for our airfreight operations decreased 22%, or approximately $44,000 for the eight months ended December 31, 2004, as compared with the eight months ended December 31, 2003. The decrease in net income was due primarily to an increase in administrative expenses, and a reduction in business attributable to SARS.

Seafreight operations: Revenues from sea freight operations for the eight months ended December 31, 2004, increased approximately 29% when compared with the eight months ended December 31, 2003, from approximately $4.8 million to $6.2 million. This increase in revenue was primarily attributable to increased sales as a result of the internal growth of our sea freight business. In addition, our revenue for the eight months ended December 31, 2003 was negatively impacted by the outbreak of SARS in Hong Kong and China.

Costs for our sea freight forwarding operations increased 38% from approximately $3.4 million for the eight months ended December 31, 2003, to $4.7 million for the eight months ended December 31, 2004. This increase was primarily attributable to a corresponding increase in sea freight revenues during this period. The overall gross profit margin declined from approximately 29.8% to 24.4% due to increased competition in the sea freight forwarding business, which resulted in our need, in certain cases, to lower our fees in order to remain competitive.

Total segment overhead attributable to our sea freight operations for the eight months ended December 31, 2004, increased by 46%, or approximately $394,000 from the eight months ended December 31, 2003. This increase was primarily attributable to our need to expend more resources in order to deal with the increase in our sea freight business, particularly for shipments to the U.S. and Europe.

Overall net segment income for our sea freight operations decreased by 57%, or approximately $326,000 during the eight months ended December 31, 2004, compared to the eight months ended December 31, 2003. The decrease in net income was due primarily to an increase in administrative expenses, and a reduction in business attributable to SARS.

Other Operating Expenses

Salaries and allowance

Salaries and allowances for the eight months ended December 31, 2004, increased 63.3% from $692,000 in the eight months ended December 31, 2003, to $1.130 million in the eight months ended December 31, 2004. This increase in salaries and allowances was primarily attributable to an increase of approximately ten employees in our operations and management staff during the eight months ended December 31, 2004.

Sales Commissions

Sales commissions payable by us during the eight months ended December 31, 2004 were US$27,000 compared to US$20,000 for the same period in 2003, reflecting a 35% increase. This increase was primarily attributable to an increase in sales revenue.

Rent

Rent expense for our facilities increased 85% from $89,000 for the eight months ended December 31, 2003 to $165,000 for the same period in 2004. This increase was primarily attributable to additional offices we leased for the operations of our Hong Kong subsidiaries.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $11,000 in the eight months ended December 31, 2003, to $35,000 for the eight months ended December 31, 2004. This increase in depreciation is primarily attributable to purchases of new fixed assets and computer software for our computerized logistic system implemented in 2004.

Interest Expense

Interest expense increased from zero in the eight months ended December 31, 2003, to $5,259 for the eight months December 31, 2004, as a result of interest paid for new bank loans obtained during the eight months ended December 31, 2004.

Provision For Income Taxes

The provision for income taxes decreased by 41% from $163,000 in the eight months ended December 31, 2003, to $96,000 for the same period in 2004. This decrease was due to a decrease in taxable income.

FISCAL YEAR ENDED APRIL 30, 2004 COMPARED WITH FISCAL YEAR ENDED APRIL 30, 2003

Total revenue for the fiscal year ended April 30, 2004, increased by 21.03% to $17.7 million, or approximately $3.1 million from US$14.6 million the fiscal year ended April 30, 2003. The reason for the increase is the result of internal growth of our business. We have new sources of customers, new agents, and we improved our existing agency networks.

Our cost of forwarding increased 22.92%, from $11.8 million in the fiscal year ended April 30, 2003 to $14.5 million in the fiscal year ended April 30, 2004.

Gross margin decreased from 19.33% in the fiscal year ended April 30, 2003 to 18.08% in the fiscal year ended April 30, 2004. The decrease in gross margin is mainly a result of the increase in freight costs. For example, one of our major sea freight carriers to Australia increased its freight rate by 70%, and we were unable to pass all of the costs to our customers.

Results for the last two months of the financial year ending April 30th 2003 were affected by an outbreak of the Severe Acute Respiratory Syndrome (SARS) in Hong Kong and China in March 2003. The supply of cargo space decreased, but the main effect of this disease was seen later in the year as the placement of orders with factories in Hong Kong and China were delayed because people refused to travel to infected areas. Freight costs remained at a high level, and we could not transfer the increased costs totally to our customers. This had a negative effect on our overall gross margin.

The increased volume of business and the increase in carrier costs was also reflected in the increase in forwarding costs. Whenever carrier costs increase, the gross margin tends to decrease because not all of the costs may be passed on to our customers. However some of the decrease in gross margin was also attributable to the ever increasing competitiveness of the industry.

Overall, we realized a net income of $884,000 in the fiscal year ended April 30, 2004, compared to net income of $587,000 in the fiscal year ended April 30, 2003. The reason for this increase in net income was mainly due to the increased revenue as a result of our growth and a recovery from SARS. In addition, due to cost cutting measures instigated by management such as reduction in salaries, the selling and administrative expense has been kept at roughly the same level.

Segment Information

Airfreight operations: Revenue from airfreight operations for the fiscal year ended April 30, 2004 increased 35.66% or approximately $2.715 million from the fiscal year ended April 30, 2003.

The increase in revenue was mainly due to increased sales as a result of internal growth, especially for shipments to Australia, although a small component was due to increased carrier rates and surcharges, a part of which was passed on to clients by increasing the selling rate.

Sales increased to all areas except the U.S. This was because the 2003 figures increased due to the U.S. West Coast Longshoreman strike in the fall of 2002, which caused delayed sea freight shipments to be transferred to airfreight. Costs for the airfreight forwarding operations increased 38.59%, or approximately $2.6 million from the fiscal year ended April 30, 2003, compared to the fiscal year ended April 30, 2004. As a result of increased sales, overall gross profits increased 15.46% from the fiscal year ended April 30, 2003 compared to the fiscal year ended April 30, 2004.

Total segment overhead attributable to airfreight operations increased 3.09% or approximately $24,000 for the fiscal year ended April 30, 2004, as compared with the fiscal year ended April 30, 2003. Details regarding the increase in overhead expenses are discussed below under the section entitled "Other Operating Expenses."

Overall, net segment income for the airfreight operations increased 126.27%, or approximately $149,000 for the fiscal year ended April 30, 2004, as compared with the fiscal year ended April 30, 2003. The increase in net income was mainly the result of the increase in sales as well as the continued cost control measures undertaken by management.

Sea freight operations: Revenue from sea freight operations increased 5.28%, or approximately $371,000, for the fiscal year ended April 30, 2004, from the fiscal year ended April 30, 2003. The increase of revenue is due to the increase in shipping volume as a result of the internal growth of our existing operations.

Costs for the sea freight forwarding operations increased 2.87% from $5.157 million in the fiscal year ended April 30, 2003, to $5.305 million in the fiscal year ended April 30, 2004. Our gross profit margin increased from 26.57% in the fiscal year ended April 30, 2003, to 28.25% in the fiscal year ended April 30, 2004. As a result of the increased revenue as well as the improvement in the gross profit margin, overall gross profits increased 11.94% to $2.089 million in the fiscal year ended April 30, 2004, as compared with $1.866 million for the fiscal year ended April 30, 2003.

Total segment overhead attributable to sea freight operations for the fiscal year ended April 30, 2004, decreased by 0.62%, or approximately $8,000 from the fiscal year ended April 30, 2003. Overall net income for the sea freight operations increased 28.44%, or approximately $149,000 the fiscal year ended April 30, 2004, compared to the fiscal year ended April 30, 2003. The increase in net income was mainly the result of the improvement in sales and continued cost efficiencies.

Other Operating Expenses

Selling and Administrative Expenses

Selling and administrative expenses increased 3.47%, from $2.1 million in the fiscal year ended April 30, 2003, to $2.2 million in the fiscal year ended April 30, 2004. We have enforced tight cost control measures to reduce administrative costs, but due to increased sales and business activity, the selling and administrative expenses increased slightly. The major items that increased are as follows:

Legal and professional fees increased approximately by 71% from $43,991 in 2003, to $75,301 in 2004. Additional costs were incurred for work on our registration statement and work related to secure qualification for quotation of our shares on the Bulletin Board.

Overseas traveling costs increased by approximately 75% from $38,190 to $66,926 due to more business trips to the U.S., Europe and Australia.

Salaries and allowance

Salaries and allowances for the fiscal year ended April 30, 2004 decreased 6.04% from $1.054 million in the fiscal year ended April 30, 2003, to $990,523 in the fiscal year ended April 30, 2004. There was a reduction in staff numbers and a reduction in salary for some staff during 2004. However, starting from February 2004, we recruited about 5 temporary staff to cope with the increasing reporting demands of our new computer system. The combined effect has resulted in a slight reduction in the total salary.

Depreciation and Amortization

Depreciation on property, plant and equipment decreased 44%, from $48,000 in the fiscal year ended April 30, 2003 to $27,000 in the fiscal year ended April 30, 2004. Depreciation and amortization expense decreased due to assets being fully depreciated and/or amortized in prior periods. We did not incur significant capital expenditure in the fiscal year end April 30, 2004, except for some additions to improve our office facilities in connection with the move to new offices in Hong Kong near the end of the fiscal year.

Interest Expense

Interest expense decreased from $5,000 in the fiscal year ended April 30, 2003, to nil in the fiscal year ended April 30, 2004. The interest expense for the year ended April 30, 2003, related to a capital lease obligation which was paid in full by the end of April 2003.

Provision for Income Taxes

Provision for income taxes increased by 53.72% from $121,000 in the fiscal year ended April 30, 2003, to $186,000 in the fiscal year ended April 30, 2004. The effective tax rate was 17.4%, which is similar to last year of 17.1%. The provision for income taxes is mainly for the income tax of our two subsidiaries in Hong Kong. The standard income tax rate in Hong Kong is 17.5%. This increase in the provision for income taxes is due to increased taxable income resulting from the increase in freight forwarding income.

Net Loss on Discontinued Operations

On December 31, 2002, the Group discontinued the operations of a branch office located in Guangzhou, China, which mainly operated in the sea freight forwarding segment. The branch was sold at its carrying amount of $51,000 to a related party in April 30, 2003. The Group has not had any involvement in the operations of the branch after its disposal.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2005, our operations used net cash of approximately $264,000, compared with $786,000 of cash provided by operations in 2004. Major components of the net cash used include an increase in trade receivables of $1.76 million and a decrease in current liabilities of $197,000. Cash was provided by increases in the following items: trade payables of about $270,000, net income of $592,000, amortization and depreciation of $274,000, provision for bad debts of $323,000, decrease in current assets of $186,000 and other items totaling $48,000.

Net cash provided by financing activities totaled about $2.342 million in 2005 compared with $363,000 for net cash used in 2004. Cash used for financing activities in the year ended December 31, 2004, consisted primarily of $538,000 in dividend payments to the shareholders of our two Hong Kong subsidiaries, and $192,000 to increase the restricted cash for a bank guarantee used to support our air freight business. Cash provided by financing activities in 2005, consisted of a loan of $1.0 million from the Company’s Chief Executive Officer and controlling shareholder in March 2005, for the purchase of Kay O’Neill. The loan was converted to convertible preferred stock during the year ended December 31, 2005. In addition, Kay O’Neill and Asean increased their total bank debt by $475,000 and $69,000, respectively, while the Hong Kong based subsidiaries made net repayments of $122,000 to reduce their bank debt. During the second half of 2005, we completed a private placing of 928,080 shares of our common stock at a price of $1.00 per share, which raised approximately $928,000, before payment of fees which consisted only of legal fees. During 2005, we received a repayment from a related party of $120,000. We also increased our restricted cash and pledged deposits by $67,000 for a bank guarantee used to support our air freight business. In addition, a dividend of $22,000 was paid to the holder of the preferred stock and $41,000 was for the repayment of a lease obligation.

As of December 31, 2005, we have provided bank guarantees to certain airlines in the amount of $514,000 for the granting of credit facilities to a subsidiary for freight payments to air lines, which must be advanced prior to payments received by us from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which in the aggregate total approximately $527,000. We also have a bank guarantee of approximately $167,000 in favor of the owner of premises occupied by our subsidiary in Australia.

In April 2004, we obtained a short-term bank loan of approximately $67,000, of which $45,000 was for the purchase of capital assets. The remaining $22,000 was used for general working capital purposes. This short-term bank loan was repaid in full by March 31, 2005. In October 2004, we obtained an additional bank loan of $449,000, which was used to pay income taxes in Hong Kong and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. The interest rate on this loan was 6.75% per annum and the outstanding principal amount was approximately $188,000 as of December 31, 2005. In October 2005, we obtained an additional loan of approximately $129,000 used to pay income taxes and for general working capital purposes. By December 31, 2005, the principal amount of this loan was approximately $118,600 with an annual interest rate of 7.75%.

At December 31, 2005, Kay O’Neill had $700,000 in bank debt which it uses for general working capital needs. Kay O’Neill’s bank loan, which bore interest at the prime rate of 7.25% as of December 31, 2005, is secured by substantially all of the assets of Kay O’Neill and the personal guarantee of Kay O’Neill’s Chief Executive Officer. Kay O’Neill’s borrowings are subject to certain covenants, including the maintenance of tangible net worth of at least $200,000 and debt service coverage of at least 1.2 to 1.0. Kay O’Neill was in violation of the debt service covenant as of December 31, 2005, but the violation was waived by its bank until the maturity date of the loan facility. Asean has a banking facility which consists of approximately $2.2 million which is secured by and based on its accounts receivable and an overdraft facility of $426,000. At year end, Asean’s outstanding bank debt was approximately $2.4 million, with an interest rate of 11.35%. The bank also holds a first registered mortgage over all of the assets of Asean and personal guarantees of the former shareholders of the company.

Part of our business plan is to make strategic acquisitions to help us expand our business on a global scale. In all likelihood, we will need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of new capital that may be required because the amount will vary with the size, type and nature of the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we do, completing the acquisition of the target companies. Nor can there be any assurance that we would be successful in our efforts to raise additional capital in the form of either long-tem debt or equity.

Our approximate contractual cash obligations at December 31, 2005, are outlined in the table below which also includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $560,000 per month for fiscal year ending December 2006.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations: Equipment lease and office rental obligations	$1,534	$636	$753	$145	$—
Other Obligations: Cargo space commitment	$6,080	$6,080	—	—	—
Total Contractual Cash Obligations	$7,614	$6,716	$753	$145	$—

  During the years ended December 31, 2005 and 2004, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carriers.

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

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax expense, together with identifying permanent differences between financial income and taxable income, assessing temporary differences resulting from the differing treatment of items for income tax and accounting purposes. Temporary timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

Significant judgments are required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowances for deferred tax assets. In the event that actual results differ from these estimates or the estimates are adjusted in future periods, we may then need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Based on our current financial projections, we currently believe that we will realize 100% of our deferred tax assets.

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements including the year ended December 31, 2005, the period from May 1, 2004 to December 31, 2004 and the year ended April 30, 2004, begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, they have concluded that, as of that date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this report and that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of stockholders and serve in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers serve for the terms set forth in their employment agreements or are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME	AGE	POSITIONS HELD AND TENURE

Christopher Wood	60	Chief Executive Officer and Director
Phillip Forsyth	42	Chief Operating Officer
David Koontz	63	Chief Financial Officer
Kelvin Tang	33	Secretary

Officers and Directors:

Christopher Wood has been our Chief Executive Officer and sole director since our formation. In addition, he served as our Chief Financial Officer until August 2005. Mr. Wood has been a director and Chief Executive Officer of WEHK from July 1982, and also has been a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has also served as a director of WE China since its formation in July 2004. Following the acquisition of Asean, Mr. serves as a director of that company as well as a director of our newly formed Australian holding company, WLG (Australia) PTY LTD. Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969.

Phillip Forsyth has been our Chief Operating Officer and, in addition, the Chief Executive Officer of WE China since February 2005. Prior to joining us, from January 2001 to February 2005, Mr. Forsyth was a General Manager for South China with Maersk Logistics, a logistics services provider. From June 1996 to December 31, 2000, Mr. Forsyth was the Managing Director of World Connect Limited, a logistics services provider in Hong Kong.

David Koontz joined us in August 2005 as our Chief Financial Officer. Following the acquisition of Asean, Mr. Koontz serves as a director of Asean as well as a director of our newly formed Australian holding company, WLG (Aust).  Immediately before joining WLG, he served for over three years as the Chief Financial Officer and director of a U.S. public company in the alternative energy sector, and which is listed on the American Stock Exchange. Before that, Mr. Koontz was self-employed and provided consulting service to various entities including companies in Hong Kong and China. Mr. Koontz earned a CPA certificate granted by the state of California, and holds a Bachelors Degree in Business from California State University at Northridge, California.

Kelvin Tang has been our Company Secretary since March 2005. From June 2004, Mr. Tang has also been the Finance and Accounts Manager for WEHK and WAE. He worked as an auditor for public accounting firms for more than five years before joining us. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a Masters Degree in Corporate Finance from Hong Kong Polytechnics University.

Significant Employees

Paul Pomroy, age 51, is the Managing Director and director of Asean and has worked with the company since its inception in 1984. Paul is an expert in the logistics industry and has extensive experience in all facets of the industry including freight forwarding, customs brokerage and related logistics services. He has considerable experience in working in China and is familiar with doing business throughout Asia.

Robert Wong, age 50, has been the Vice President of WEHK since February, 2004. Prior to joining WEHK, Mr. Wong was the group vice president of Jardine Logistics Services (HK) Ltd, a logistics service provider, from 1993 to 2002. He then acted as a logistics consultant at ANL Container Line Pty Ltd in Melbourne, Australia. He is an MBA holder and also has a full membership in The Chartered Institute of Shipbrokers (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

Raymond Chan, age 50, has been the General Manager of WEHK since 1986, and is responsible for our sea freight and value added business in Hong Kong and Southern China. He received an Outstanding Service Award from Target Stores in Australia for logistical support in 2002.

Alan Kan, age 56, joined WAE as General Manager Air freight in 2000. Prior to 2002, he worked 20 years with Wards Internationals where his last position was CEO. He won outstanding performance Awards in the period 1988-1997 from the following Carriers: Singapore Airlines, Malaysian Airlines, Qantas Airways, Air New Zealand and Ansett Australia.

Stewart Brown, age 44, became the Chief Executive Officer of Kay O’Neil in April 2005 and a member of the Board of Managers of Kay O’Neill, in connection with our acquisition of Kay O’Neill. Prior to that time and from July 2000, Mr. Brown was the Executive Vice President of Kay O’Neill. Mr. Brown holds an LL.B Law Degree from the University of Leeds in the United Kingdom.

Bill Ip, age 47, has been a vice president of WE China since February 2005 and is responsible for its business in Northern China. He also serves as a director of WE China. Prior assuming his current position, he was the general manager of WEHK beginning in 2000.

Nicholas Hilton, age 42, is the Manager of Asean’s operations in the state of Victoria, Australia, and also serves as the company’s National Sales Manager. Mr. Hilton has worked for Asean since 1993 in various capacities and has gained extensive experience within the logistics industry, including freight forwarding, customs brokerage and logistic services in Australia and South East Asia.

Peter John Gialouris, age 47, is the Chief Financial Officer of Asean, having joined the company in September 2005. Prior to joining Asean, Mr.Gialouris provided consulting services over the past five years in areas of accounting, business consulting and financial planning for two advisory firms. He holds a Bachelor of Economics degree from the University of Sydney, Australia, and is a Chartered Accountant and member of the Institute of Chartered Accountants in Australia.

Directors serve for a one-year term. Our Bylaws provide for a minimum of one director.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and the Board of Directors (currently one person) serves the function of an audit committee. We have not made a determination as to whether WLG’s sole director would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in the management of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us by our Chief Executive Officer, Chief Operating Officer and other highly compensated officers for the periods shown in the table. This table sets forth all annual compensation, including bonuses or other forms of compensation, and long-term compensation, including restricted stock awards, securities underlying options, LTIP payouts, or other forms of compensation, paid to the Named Executive Officers and highly compensated officers during these periods.

Name and Positions	Fiscal Year	Salary	Bonus	Restricted Stock Awards (3) (5)	All Other Compensation (1)(2)(3)(4)(5)

Christopher Wood,	2003	$123,000	—	—	$ 2,800
Chief Executive Officer, WLG	2004	$139,000	—	—	$ 57,506
	2004 Eight mths ended December 31, 2004	$117,000	—	—	$ 38,468
	2005	$247,742			$100,301
Phillip Forsyth, Chief Operating Officer, WLG	2005	$174,462		$3,781	$ 2,394
Robert Wong, VP - WEHK	2004	$108,387	$18,065		$ 6,143
	2005	$162,580			$ 9,229
Stewart Brown, CEO of WLG USA	2005	$150,000	$38,850		$ 9,248

(1) Included herein are the fair values of the personal, allocated portion of housing allowances that have been paid to an entity related to Mr. Wood in the amounts of approximately $45,000, $45,903, $29,935 and $97,806 for the fiscal years ended April 30, 2003 and 2004, the eight months ended December 31, 2004 and the year ended December 31, 2005. For the year ended April 30, 2004, the eight months ended December 31, 2004 and the year ended December 31, 2005, Mr. Wood received reimbursements for auto expenses of $10,445, $6,941, and $9,972; the payment of medical premiums of $610, $560, $975; and payment of $1,548, $1032, and $1,548 for contributions to a Hong Kong statutory pension plan on his behalf.

(2) Mr. Wood’s compensation set forth in the table does not include dividends paid to him of approximately $538,000 and $404,000 for the fiscal years ended April 30, 2003 and 2004 by WEHK and WAE. In 2005, Mr. Wood received a cash dividend of $22,500 declared and paid on his WLG preferred stock. In the year ended December 31, 2005, Mr. Wood was paid interest of $30,000 for loans made by him to the Group.

(3) Phillip Forsyth’s salary is for the period from February 14, 2005 to December 31, 2005. Mr. Forsyth received payments for medical premiums of $975, and the payment of $1,419 for a contribution to a Hong Kong statutory pension plan on his behalf. In February 2005, Mr. Forsyth was awarded 50,000 shares of restricted common stock at no cost, and which vests over 36 months. The board of directors determined that the shares of common stock awarded to Mr. Forsyth had a value of $12,500, and that amount is being amortized over 36 months.

(4) Mr. Wong received medical benefits of $982 consisting of premium payments to a medical plan and payments of $5,161 for a contribution to a statutory pension plan in Hong Kong for the eight months ended December 31, 2004. He received medical benefits of $1,486 consisting of premium payments to a medical plan and payments of $7,742 for a contribution to a statutory pension plan in Hong Kong for the year ended December 31, 2005.

(5) Stewart Brown’s salary and bonus cover the period from April 1, 2005 to December 31, 2005. Mr. Brown received an auto allowance of $4,659 and payments to a medical plan on his behalf of $4,589. In April 2005, Mr. Brown was awarded 200,000 shares of unregistered common stock at no cost in connection with the Group’s acquisition of Kay O’Neill. The board of directors determined that the shares of common stock awarded to Mr. Brown had a value of $50,000, and this amount was recorded as part of the purchase cost of Kay O’Neill.

Employment Agreements.

We do not have a written employment agreement with Mr. Wood.

Phillip Forsyth: We entered into an employment agreement dated November 16, 2004, with Phillip Forsyth, our Chief Operating Officer, which became effective on February 14, 2005, and which continues for three years from the commencement date. Pursuant to the terms of his employment agreement, Mr. Forsyth is paid an annual salary of approximately $197,436 and is also entitled to an annual performance bonus in cash or our securities, as agreed between Mr. Forsyth and us.

The employment agreement may be terminated either by Mr. Forsyth or us, upon three months notice, or payment of salary, in lieu of notice for such three month period, at any time after February 14, 2006. In addition to our right to terminate Mr. Forsyth’s employment on three months’ written notice after the first year, we may also terminate his employment immediately for certain actions described in his employment agreement that would constitute cause. Mr. Forsyth has also agreed to maintain the confidentiality of our proprietary information and materials and has agreed, during the term of his employment and for a period of six months thereafter not to: (i) solicit any of our customers or clients for business; and (ii) solicit any of our employees to terminate their employment with us.

Robert Wong: Mr. Wong serves as WEHK’s Vice President and commenced his employment on February 16, 2004, which is to continue for three years. Under his employment agreement, Mr. Wong is entitled to a salary of approximately $163,000 per annum, plus a bonus which is to be based on the profitability of WEHK, subject to achieving pre-agreed sales and profits targets. Mr. Wong is also entitled to receive medical benefits and to receive payments to fund his participation in a Hong Kong statutory retirement fund.

Mr. Wong or WEHK, upon giving six months written notice, may terminate the contract, or WEHK may terminate the contract without notice for an equivalent salary payment for the notice period. WEHK may also terminate the contract for certain actions described in Mr. Wong’s employment agreement that would constitute cause without notice or in lieu of payment. The agreement also contains confidentiality and non-solicitation provisions. Under these provisions, Mr. Wong may not solicit customers of WEHK that have been customers for a period of two years immediately prior to termination for a period of six months following termination of his employment. The prohibition against disclosing confidential is unlimited and continues after termination of employment.

Stewart Brown: Kay O’Neill entered into an employment agreement with Stewart Brown to serve as its Chief Executive Officer, commencing April 1, 2005, and which is terminable by either party on at least 12 months’ prior written notice. We may also terminate his employment immediately for cause, which is defined in his employment agreement. Pursuant to the terms of the employment agreement, Mr. Brown received a bonus, in April 2005, of US$38,850 and is paid an annual salary of US$200,000. In addition, Mr. Brown is also entitled to receive an annual bonus equal to 10% of Kay O’Neill’s net earnings after accrual of interest, but before payment of taxes, provided that Kay O’Neill achieves certain pre-determined performance levels agreed to, in advance, by Mr. Brown and us. This bonus is payable to Mr. Brown in cash, our securities, or a combination of both, as shall be mutually agreed by Mr. Brown and us. Mr. Brown was also issued 200,000 shares of our common stock in connection with our acquisition of Kay O’Neill. Mr. Brown is entitled to customary health benefits and payment of automobile expenses in an approximate amount of US$8,000 per year. The employment agreement also provides for Mr. Brown’s service on the Board of Managers of Kay O’Neill during the term of his employment.

Mr. Brown has also agreed to maintain the confidentiality of our proprietary information and materials and has agreed, during the term of his employment and for a period of two years thereafter not to: (i) persuade any of Kay O’Neill’s customers, clients or suppliers to cease or reduce their business with Kay O’Neill; (ii) solicit any customer or client of Kay O’Neill for business or employment; and (iii) persuade any employee of Kay O’Neill to terminate his or her employment with Kay O’Neill. Mr. Brown has further agreed not to engage in any other logistics or freight forwarding business in the United States, during the term of his employment and for one year thereafter.

Paul Pomroy: Asean entered into an employment agreement with Paul Pomroy in July 2005 and this agreement remained in effect following the acquisition of Asean. Under his employment agreement, Mr. Pomroy serves as the Managing Director for an indefinite term. Mr. Pomroy is to receive an annual salary of approximately $169,000, an annual car allowance of $22,300, an annual contribution equal to the statutory rate for Australia to a pension fund of his choice, and to a bonus and stock options which shall be awarded at the sole discretion of Asean’s board of directors. The agreement may be terminated by either party upon six months written notice, or in lieu thereof, upon the payment of six months salary.

The agreement also contains confidentiality, non-solicitation and non-competition provisions. Under these provisions, Mr. Pomroy may not solicit customers or employees of Asean or work in a competing business for a period of twelve months following termination of his employment. The prohibition against disclosing confidential is unlimited and continues after termination of employment. Mr. Pomroy joined the Group following its acquisition of Asean in the fourth quarter of 2005, and his aggregate compensation for the Group’s year ended December 31, 2005, did not exceed $100,000.

David Koontz: In November 2005, the Company entered into an Employment Agreement with David Koontz, to serve as our Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Koontz is entitled to an annual salary of $185,000 and is eligible to receive an annual bonus, at the discretion of the Board, of up to of 100% of his base salary. He is also entitled to reimbursement for health insurance premiums and a car allowance of $750 per month. Pursuant to the agreement, the Company shall grant Mr. Koontz 200,000 stock options at an exercise price of $1.00 per share, which will be granted pursuant to the Company’s 2005 Stock Incentive Plan.

The agreement is for a term of three years and may be renewed for successive one year terms, may be terminated by WLG for cause and by both parties by written notice or upon the death or disability (as defined in the agreement) of Mr. Koontz. If the Agreement is terminated by disability, Mr. Koontz is entitled to receive his salary and other benefits until he begins to receive disability benefits, to receive a prorated portion of any bonus he would otherwise have been entitled to and to be paid for any accrued but unused vacation. If the agreement is terminated by the Company without cause (as defined in the agreement), Mr. Koontz is entitled to receive his base salary and reimbursement for health and insurance premiums for the initial period of the agreement if termination occurs after 12 months of employment. In addition, Mr. Koontz shall be paid for any unused vacation time, and any bonus that had been approved by the Board, and any unvested options shall vest immediately.

Upon a change of control, as defined in the agreement, all of Mr. Koontz’s outstanding options will vest immediately. The agreement also contains confidentiality, non-solicitation and non-competition provisions. The non-solicitation and non-competition provisions do not apply if the termination is without cause, or if Mr. Koontz terminates the agreement for good reason. Mr. Koontz joined the Group in August 2005, and his aggregate compensation for the Group’s year ended December 31, 2005, did not exceed $100,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 27, 2006, we had 25,390,080 shares of common stock issued and outstanding.

The following table sets forth information, as of March 27, 2006, with respect to the beneficial ownership of our common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Name	Number of Shares Owned Beneficially (1)	Approximate Percent of Class Owned (1)(2)
Christopher Wood	19,484,750	76.74%
Phillip Forsyth	50,300	0.20%
Kelvin Tang	5,000	0.02%
Robert Wong	30,000	0.12%
Stewart Brown 200 East Howard Avenue, Suite #232, Des Plaines, Illinois 60018	201,000	0.79%
David Koontz 200 East Howard Avenue, Suite #232, Des Plaines, Illinois 60018	---	---
Paul Pomroy 11 Bumborah Point Road Matraville NSW 2036 Australia	1,160,000	4.57%
All Executive Officers and Directors, as a Group (seven persons)	20,931,050	82.44%

(1)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, the address of such persons is the Company’s operational offices at 3606-8, 36/F, Citibank Tower, Citibank Plaza, 3 Garden Road, Central Hong Kong.

(2)
The percentages shown are calculated based upon 25,390,080 shares of common stock outstanding on March 27, 2006. The numbers and percentages shown include the shares of common stock actually owned as of March 27, 2006, and the shares of common stock that the person or group had the right to acquire within 60 days of March 27, 2006. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 27, 2006, upon the exercise of options and warrants are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business, our subsidiaries enter into agency agreements with various overseas agents, pursuant to which these overseas agents provide services, as our agents, relating to our freight forwarding operations at both the ports of loading and the ports of destination for the shipments we arrange.

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

In either case, we, or our overseas agents, are responsible for invoicing the other party, as between us, for fees owed. These amounts include the services fees earned and may also include the freight cost collected by the other party.

During the eight months ended December 31, 2004 and 2003, and the year ended December 31, 2005, we conducted trade transactions through four agents (three agents after June 25, 2004 and two agents in 2005) that are deemed to be related parties. Trade transactions include revenues earned by us and amounts collected on our behalf (freight costs incurred by us and amounts collected on behalf of the related parties) in the ordinary course of business. In addition, we paid certain expenses on behalf of these related parties, or vice versa. Details are as follows:

Transactions with Wako Express (China) Company Limited ("WEC")

Christopher Wood, our Chief Executive Officer, sole director and majority shareholder, is also a director and shareholder of WEC. Paul Yip, a former director of each of our Hong Kong subsidiaries, is also a director and shareholder of WEC. WEC is equally owned by Mr. Wood and Mr. Yip.

During the year ended December 31, 2005, the eight months ended December 31, 2004 and year ended April 30, 2004, we made sales through WEC, as our agent, of $204,000, $258,000 and $136,000 respectively in the ordinary course of our freight business. We also paid certain expenses on behalf of WEC of $128,000, $358,000 and $469,000 respectively for these same periods. The amounts paid on behalf of WEC were mainly for salary and dividends. WEC regularly made reimbursements along with payments for the trade transactions. By the end of December 2005, all amounts due from WEC had been settled and no amounts were owed to or receivable from WEC. WEC is in the process of liquidation.

Transactions with Asean Cargo Services Pty Ltd ("Asean")

Prior to the acquisition of Asean by the Group, Mr. Wood served as a director of Asean and owned 40% of the outstanding equity interests of the company until June 25, 2004, on which date he sold his entire interest and resigned as a director.

During the eight months ended December 31, 2004 and the year ended April 30, 2004, we made sales through Asean, as our agent, of $239,000 and $1,189,000 respectively in the ordinary course of our freight business. We also paid certain expenses on behalf of Asean of $22,000 and $129,000, respectively during the same periods. These expenses were primarily for freight expenses incurred by Asean. Reimbursements were made regularly along with the payment of trade transactions and all expenses paid on behalf of Asean have been reimbursed to us.

Handling income of $7,000 and $5,000 has been charged to Asean and handling fees of $32,000 and $155,000 have been charged to us by Asean during the eight months ended December 31, 2004, and the year ended April 30, 2004, respectively.

During the fourth quarter of, 2005, we acquired all of the equity interests of Asean.

Transactions with Asean Logistics Inc ("ALI")

Mr. Yip owned 35% of the outstanding equity interests of ALI until January 3, 2005, on which date he sold his entire interest in ALI.

During the eight months ended December 31, 2004 and the year ended April 30, 2004, we made sales through ALI, as our agent, of $180,000 and $143,000, respectively, in the ordinary course of our freight business. We also paid certain expenses on behalf of ALI of $9,000 and $12,000, respectively, during the same periods. These expenses were primarily for traveling expenses incurred by ALI. All expenses paid on behalf of ALI have been reimbursed to us.

Handling income of $29,000 and $1,000 has been charged to ALI and handling fees of $21,000 and $40,000 have been charged to us by ALI during the eight months ended December 31, 2004 and the year ended April 30, 2004, respectively.

As of December 31, 2005, ALI owed Christopher Wood $71,823 for funds he advanced to ALI to be used for its working capital needs.

On October 1, 2005, we acquired the entire equity interests of ALI.

Transactions with Wako Logistics (Thailand) Co. Ltd. ("WLT")

Mr. Wood is a director and owns 50% of the outstanding equity interests of WLT.

During the year ended December 31, 2005, eight months ended December 31, 2004 and the year ended April 30, 2004, we made sales through WLT, as our agent, of $15,000, $17,000 and $82,000, respectively, in the ordinary course of our freight business. WLT paid certain expenses on our behalf during the year ended April 30, 2004, in the amount of US$10,000. The amount due from WLT as of December 31, 2005, was approximately $13,000.

Transactions with Warehouse Solutions International Pty Limited (“WSIP”)

Paul Pomroy is a director of WSIP. During the year ended December 31, 2005, we accrued rental income from WSIP of $28,400 for an office that Asean shared with WSIP. In addition, WSIP provides warehouse services to Asean. Asean incurred $60,900 to WSIP for warehouse services rendered by it.

Transactions with Bettervale Pty Limited (“BPL”)

Paul Pomroy is a director of BPL. Asean shares an office with BPL and rental expense of $6,500 was paid or payable to BPL by Asean.

In addition, we had transactions with the following related parties. These related parties were created to hold properties that may be leased to related and unrelated parties.

Transaction with Mountland Development Limited ("MDL")

Mr. Wood is a director and owns all of the outstanding equity interests of MDL.

Prior to March 1, 2004, MDL leased the property at B2, G/F Hoplite Industrial Centre, 3 Wang Tai Road, Kowloon Bay, Hong Kong to Wako Air Express (HK) Co. Ltd. for use as an office. For the year ended April 30, 2004, rental expense of $99,000, was paid or was payable to MDL. Starting from May 2004, we no longer leased any property from MDL.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the year ended December 31, 2005, the eight months ended December 31, 2004 and year ended April 30, 2004, rental expenses of $97,800, $29,700 and $45,000, respectively, were paid or were payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosure under the section for Executive Compensation.

Transactions with Yadley Hong Kong Limited ("YHKL")

Mr. Yip is a director and he and his spouse own all of the outstanding equity interests of YHKL.

YHKL owns a residential property which is occupied by Mr. Yip. During the eight months ended December 31, 2004 and year ended April 30, 2004, rental expenses of $31,000 and $46,000 were paid or were payable to YHKL. No rental expenses were paid or were payable to YKL for the year ended December 31, 2005.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS

Exhibit Number and Document Description

3.1	Certificate of Incorporation of Wako Logistics Group, Inc. (1)

3.2	Bylaws of Wako Logistics Group, Inc. (1)

4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (3)

10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O’Neill (USA Holdings) Limited, Kay O’Neill (USA) LLC and Wako Logistics Group, Inc. (2)

10.2
Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.3
Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.4	Employment Agreement dated as of April 1, 2005, by and between Kay O’Neill (USA) LLC and Stewart Brown. (4)

10.5	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (7)

10.6	Wako Logistics Group, Inc. 2005 Stock Incentive Plan (7).

10.7	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen (5).

10.8	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005 (6)

10.9	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005 (8)

21.1	Subsidiaries of the Registrant. (8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(8)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our Form 10-QSB filed on May 18, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(8)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Moores Rowland Mazars. Set forth below are the fees and expenses the year ended April 30, 2004, for the eight months ended December 2004, and the year ended December 31, 2005.

Audit Fees

Year ended April 30, 2004: $19,230
Eight months ended December 31, 2004: $23,590
Year ended December 31, 2005: $64,520

Audit-Related Fees (1)

Year ended April 30, 2004: US$39,615
Period ended December 31, 2004: $47,729
Year ended December 31, 2005: $53,080

Tax Fees (2)

Year ended April 30, 2004: $2,244
Period ended December 31, 2004: None
Year ended December 31, 2005: $4,297

(1)
Audit-related service fees include fees for issuance of consents and comfort letters, audit and accounting assistance with respect to a registration document during the period/ year. It also includes quarter review fees during the period/ year.

(2)	Tax fees include fees for preparation of the Hong Kong profit’s tax return and related tax computations.
(3)	Independent accountants, other than Moores Rowland Mazars, perform audits on our subsidiaries in the U.S. and Australia. None of the fees incurred by these firms and invoiced directly to us are included in the fees of Moores Rowland Mazars disclosed above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006	WAKO LOGISTICS GROUP, INC..

	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer and Sole Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ David Koontz
David Koontz
Chief Financial Office (principal financial officer and accounting officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wako Logistics Group, Inc.
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of Wako Logistics Group, Inc. and its subsidiaries (collectively, (“WLG”, the “Company”, or the “Group”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the 8 months period ended December 31, 2004 and the year ended April 30, 2004. These financial statements are the responsibility of the WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2005 and 2004 and the results of their operations and cash flows for the year ended December 31, 2005, the 8 months period ended December 31, 2004 and the year ended April 30, 2004 in conformity with U.S. generally accepted accounting principles.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong, March 30, 2006

Wako Logistics Group, Inc.

Consolidated Statements of Operations
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

		Year ended April 30,	8 months period ended December 31,	Year ended December 31,
		2004	2004	2005
	Note	US$	US$	US$
Revenues:
Freight		13,842	14,650	38,651
Agency services		308	376	2,175
Other services		3,565	1,558	11,897

Total revenues		17,715	16,584	52,723

Operating expenses
Cost of forwarding		(14,513)	(14,105)	(43,581)
Selling and administrative expenses		(2,147)	(2,082)	(7,839)
Depreciation and amortization		(27)	(35)	(284)

Total operating expenses		(16,687)	(16,222)	(51,704)

Income from operations		1,028	362	1,019
Other income (expense)
Interest income		2	2	19
Interest expense		—	(5)	(162)
Other income, net		40	13	70

Income before income taxes		1,070	372	946

Provision for income taxes	3	(186)	(96)	(354)

Net income		884	276	592

Dividend on preferred shares		—	—	(22)

Income applicable to common stock		884	276	570

Net income per share:

Basic earnings per share	4	0.04	0.01	0.03

Diluted earnings per share	4	0.04	0.01	0.03

Weighted average common shares outstanding

Basic		20,074,534	20,441,000	21,680,990

Diluted		20,074,534	20,441,000	22,677,951

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

		2004	2005
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		306	1,212
Restricted cash	5	345	282
Certificate of deposit, restricted	5	115	245
Trade receivables, net of allowance: (2005-$310; 2004-$34)		3,690	10,446
Deposits, prepayments and other current assets		155	525
Due from related parties	12	369	542
Tax prepaid		—	67

Total current assets		4,980	13,319

Property, plant and equipment, net	6	166	850
Deferred tax assets		—	213
Intangible assets	7, 8	—	2,105
Goodwill	7, 8	—	2,588

Total assets		5,146	19,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		139	584
Trade payables		2,342	5,802
Accrued charges and other payables		219	996
Bank loan - maturing within one year	9	241	2,870
Current portion of capital lease obligation	10	—	122
Due to related parties	12	53	46
Due to a director	12	733	325
Income tax payable		124	208

Total current liabilities		3,851	10,953

Non-current liabilities
Non-current portion of capital lease obligation	10	—	150
Other non-current liabilities		—	21
Bank loan - maturing after one year	9	187	—

		187	171

Commitments and contingencies	11	—	—

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2004 and 2005

(Dollars in thousands except share data and per share amounts)

		2004	2005
	Note	US$	US$

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		—	—
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1.5 million)	13	—	1,500
Common stock, $0.001 par value, 55 million shares authorized, 25,390,080 (At 12-31-2004: 20,441,000) shares issued and outstanding		20	25
Additional paid-in capital		456	5,216
Accumulated other comprehensive income		3	19
Employee benefit compensation		—	(8)
Retained earnings		629	1,199

Total stockholders' equity		1,108	7,951

Total liabilities and stockholders' equity		5,146	19,075

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Stockholders’ Equity
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

	Convertible and redeemable preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Employee benefit compensation	Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$	US$

Balance as of May 1, 2003	—	—	20,001,000	20	236	—	—	7	263
Comprehensive income:
- net income	—	—	—	—	—	—	—	884	884
Total comprehensive income									884
Dividend paid	—	—	—	—	—	—	—	(538)	(538)
Issue of new shares
- for cash	—	—	317,200	—	159	—	—	—	159
- as compensation for services	—	—	122,800	—	61	—	—	—	61

Balance as of April 30, 2004	—	—	20,441,000	20	456	—	—	353	829
Comprehensive income:
- net income	—	—	—	—	—	—	—	276	276
- foreign currency translation adjustment	—	—	—	—	—	3	—	—	3
Total comprehensive income									279

Balance as of December 31, 2004	—	—	20,441,000	20	456	3	—	629	1,108
Comprehensive income:
- net income	—	—	—	—	—	—	—	592	592
- foreign currency translation adjustment	—	—	—	—	—	16	—	—	16
Total comprehensive income									608
Dividend paid	—	—	—	—	—	—	—	(22)	(22)
Issue of new shares
- for cash	—	—	928,080	1	928	—	—	—	929
- conversion of promissory note	2,000,000	1,500	—	—	—	—	—	—	1,500
- compensation for services	—	—	210,000	—	61	—	—	—	61
- employee compensation	—	—	63,000	—	16	—	(8)	—	8
- acquisition of subsidiaries	—	—	3,750,000	4	3,748	—	—	—	3,752
Cancellation of shares	—	—	(2,000)	—	—	—	—	—	—
Issue of warrant	—	—	—	—	7	—	—	—	7
Balance as of December 31, 2005	2,000,000	1,500	25,390,080	25	5,216	19	(8)	1,199	7,951

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	US$	US$	US$
Cash flows from operating activities:
Net income	884	276	592

Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	27	35	140
Bad debts	6	16	323
Amortization of intangible assets	—	—	134
Share based amortization	—	—	10
Other non-cash expenses	11	—	10
Comprehensive income	—	3	3
Loss on disposal of property, plant and equipment	—	—	5

Changes in working capital:
Trade receivables	(617)	(1,394)	(1,761)
Deposits and prepayments	(45)	2	(7)
Due from related parties	1	684	193
Due from a director	27	—	—
Trade payables	124	671	270
Accrued charges and other payables	28	89	(48)
Due to related parties	(21)	(100)	(32)
Due to a director	(286)	(107)	21
Income tax payable	184	(175)	(117)

Net cash provided by (used in) operating activities	323	—	(264)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(93)	(102)	(314)
Acquisition of KON	—	—	(1,000)
Acquisition of Asean	—	—	38
Acquisition of ALI	—	—	104

Net cash used in investing activities	(93)	(102)	(1,172)

Cash flows from financing activities:
Certificates of deposit	(115)	—	(130)
Restricted cash	42	(192)	63
Bank overdrafts	(94)	(34)	3
Bank loan - net	62	366	422
Capital element of capital lease payments	—	—	(42)
Dividend on preferred stock	—	—	(22)
Dividend on common stock	(538)	—	—
Due from related parties	304	—	120
Receipt from promissory note issued to a major shareholder	—	—	1,000
Issuance of new shares	159	—	928

Net cash (used in) provided by financing activities	(180)	140	2,342

Net increase in cash and cash equivalents	50	38	906
Cash and cash equivalents at beginning of period / year	218	268	306

Cash and cash equivalents at end of period / year	268	306	1,212

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Wako Logistics Group, Inc. (“WLG”, the “Company”, or the “Group”) was incorporated on December 2, 2003 pursuant to the laws of Delaware in the United States of America, with authorised and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share. All outstanding common stock was issued to Mr. Christopher Wood (“Mr Wood”).

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc. On the same date, its authorized number of shares was reduced to 60 million, of which 55 million shares are common stock, and 5 million shares are preferred stock. WLG functions as a holding company.

Pursuant to the Share Exchange Agreements entered into between WLG and Mr. Wood (and his nominee) on January 18, 2004, WLG consummated a combination with Wako Express (H.K.) Company Limited (“WEHK”) and Wako Air Express (H.K.) Company Limited (“WAE”) (collectively, Operating Subsidiaries”) by the issuance of 20,000,900 shares of common stock in WLG in exchange for 100% of the outstanding stock of WEHK and WAE.

After the share exchanges, WLG became the controlling company of the Operating Subsidiaries, and Mr. Wood became the controlling shareholder WLG.

The transfer of Mr. Wood’s interest in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Group have been presented as if the Operating Subsidiaries had been owned by WLG since the earliest date covered by these financial statements.

WEHK was incorporated in Hong Kong on June 4, 1982. During the periods covered by these financial statements, its authorized capital stock comprised 1,000,000 shares of common stock, par value of HK$1 per share. WEHK’s principal activity is the provision of sea freight services.

WAE was incorporated in Hong Kong on February 24, 1989. During the periods covered by these financial statements, its authorized capital stock comprised 10,000 shares of common stock, par value of HK$100 per share. WAE’s principal activity is the provision of air freight services.

During the period from May 1, 2001 to December 19, 2003, the Operating Subsidiaries’ issued and outstanding capital stock was 75% owned by Mr. Wood. On December 19, 2003, Mr. Wood acquired the remaining 25% equity interests in each of WEHK and WAE and became the sole shareholder of each. For accounting purposes, the acquisition of this additional 25% equity interest was treated as a private transaction between shareholders.

During the months of February and March 2004, WLG issued an aggregate of 440,000 shares of its common stock of which, 122,800 shares were to consultants, 66,500 shares were to its staff and 250,700 shares were to independent parties.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The shares issued to consultants are for professional services rendered to WLG and were valued at $61, which is the fair value of the stock. The share price and thus the fair value of stock were determined by WLG’s board of directors. The board believes that this value is comparable to the value of similar services offered by other service providers in the market. The amount recorded as consideration and compensation is expensed when the services are rendered.

WLG's shares of common stock were sold to employees and independent third parties at a price of $0.50 per share. Proceeds of $159 from the issuance of these issues are recorded as common stock and additional paid-in capital.

In July and November 2004, the Group established two new 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co Limited (“WECCL”) in Hong Kong. WECCL had not commenced business as of December 31, 2005. The authorized capital stock of WECCL comprised 10,000 shares of common stock with a par value of HK$1 per share, which has been fully paid as of December 31, 2004. WE China provides freight forwarding services in the PRC. The registered capital of WE China is RMB6,000 and has been fully paid as of December 31, 2005.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois. The total purchase price consists of a cash payment of $1.0 million and a professional fee of $50. KON is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers. KON changed its name to WLG (USA) LLC in June 2005.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation (“ALI”), in exchange for 250,000 restricted shares of WLG’s common stock pursuant to the terms of an agreement for the purchase and sale of stock between WLG and the seller. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the shares of ALI to KON.

ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers who ship products primarily between Asia and the United States. Prior to and as of the effective date of the acquisition of ALI, WLG and ALI were parties to an agency agreement pursuant to which WLG and ALI agreed to jointly handle certain shipments of customers of both companies at the ports of loading and destination.

On November 9, 2005, WLG, through its wholly owned Australian subsidiary, WLG (Australia) Pty Ltd. (“WLG (Aust)”), completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”) in exchange for 3.5 million restricted shares of WLG’s common stock. In addition to the 3.5 million restricted shares, the sellers of Asean may receive up to 1.3 million additional restricted shares of WLG common stock if Asean achieves certain financial goals during the fifteen-month period ending December 31, 2006.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Asean is a non-asset based freight forwarding and logistics company and has been in the freight forwarding and logistics business for over 20 years. Based in Sydney, Australia, with an office in Melbourne and representative agents in all of Australia’s mainland states, Asean provides freight-forwarding and logistic services, as well as customs brokerage services to its customers, who ship products primarily between Asia and Australia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles.

Basis of consolidation

The consolidated financial statements include the financial information of WLG, WEHK, WAE, WE China, WECCL, KON, ALI, WLG (Aust) and Asean (collectively known as the “Group”). Since December 31, 2004, the Group acquired KON, ALI and Asean and established WLG (Aust), and their financial information is included in the Group's consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2005, all subsidiaries are wholly owned. All material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income

The Group adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2005, the Group recorded other comprehensive income of $16, being the translation difference arising from the consolidation of its overseas subsidiaries’ financial statements.

Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses.

The cost of an item of property, plant and equipment comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost of the item can be measured reliably. All repairs and maintenance costs are charged to the income statement during the year in which they are incurred.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method, at the following rates per annum:

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Motor vehicle	3 years
Leasehold improvement	over the shorter of estimated useful lives or leased period

Assets held under capital leases are depreciated over their expected useful lives on the same basis as owned assets or where shorter, the terms of the leases.

Accounting for the impairment of long-lived assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is accomplished by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Leasing

Leases are classified as capital leases whenever the terms of the lease transfers substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under capital leases are recognised as assets of the Group at the lower of the fair value of the leased assets or the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Finance charges implicit in the purchase payment are charged to the statement of operations over the term of the relevant lease so as to produce a constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Group derives its revenues from two principal sources: air freight and ocean freight.

As a Non-Vessel Operating Common Carrier, the Group does not own transportation assets. Rather, the Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The sell rate is the rate the Group bills to customers and the buy rate is the rate the Group pays to the carriers. By consolidating shipments from multiple customers and concentrating its buying power, the Group is able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Air freight revenues include income earned by the Group when it acts as a freight consolidator. Ocean freight revenues include income earned when the Group acts as a Non-Vessel Operating Common Carrier. In each case, the Group acts as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier’s terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

The Group recognizes revenue gross as a principal rather than net as an agent. The Group recognizes revenue in this manner because the Group, as a freight forwarder, as distinguished from other logistics forwarders, who are required to recognize revenues net as an agent, is subject to credit risk, inventory / cargo risk, and insurance risk.

Revenues realized in other capacities, for instance, when the Group acts as an agent for the shipper, include only the commissions earned for the services performed. These revenues are recognized upon completion of the services.

Other services include performing brokerage services and handling terminal and shipping documents. Revenues are recognized upon completion of the services.

Recognition of cost of forwarding

The billing for the cost of forwarding is usually delayed. As a result, the Group has to estimate the cost of purchased transportation and services and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the accrual. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual is recorded.

Income taxes

Provision for income and other related taxes has been provided in accordance with the tax rates in effect on the income arising in each of the jurisdictions where the Group carries on businesses.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uses of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires WLG’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the report periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

Foreign currency translation

Transactions involving foreign currencies are translated at the approximate rates of exchange existing at the transaction dates. Translation differences are included in the consolidated statement of operations.

The reporting currency of the Group is U.S. dollars. The consolidated financial statements consolidate the financial statements of all foreign subsidiaries. These foreign subsidiaries use their own local currencies as the functional currency. For Group consolidation purposes, assets and liabilities of subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at the rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. The effects of translation adjustments have been recorded in accumulated other comprehensive income.

Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Collectibility of amounts receivable from such parties is evaluated in accordance with the policy for "allowance for doubtful accounts and concentration of credit risk" below.

Allowance for doubtful accounts and concentration of credit risk

The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable. It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $34 of December 31, 2004 and $310 as of December 31, 2005.

Cash and cash equivalents

Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, which are readily convertible to a determinable amount of cash and are so near maturity that the risk of loss in value will be insignificant because of changes in interest rates.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Segment reporting

The Group adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. The Group’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in note 18 to the consolidated financial statements.

Consolidation of variable interest entities

In January 2004, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to clarify some of the provisions of FIN 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46R also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

A major shareholder of the Group has an interest in certain other companies with which the Group has agency agreements for the performance of freight forwarding services with. These agreements are based on normal commercial terms. Transactions with these entities are regarded as “related party transactions” which have been fully disclosed in note 12 to the consolidated financial statements. Under the terms of FIN46R, these entities are considered as “businesses”. FIN46R paragraph 4(h) stipulates that an entity that is a business need not be evaluated by a reporting enterprise to determine if the entity is a VIE. Accordingly, the adoption of FIN 46R does not have an impact on the Group’s consolidated financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first annual reporting period that begins after June 15, 2005. In March 2005, the SEC published Staff Accounting Bulletin No. 107, "Share-Based Payment," (SAB 107) to give public entities guidance in applying the provisions of SFAS No. 123R, and to users of financial statements in analyzing the information provided under that Statement. The SAB should be applied upon the adoption of SFAS No. 123(R).

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the "Incentive Plan"). As of December 31 2005, no stock options or other awards have been made pursuant to this plan. Under the terms of an employment agreement with an employee, the Company has a commitment to issue 200,000 shares of its common stock pursuant to the Incentive Plan. The Group will be required to adopt SFAS No. 123(R) in the first quarter of fiscal 2006.

Recent accounting pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that ARB No. 43 requires the recognition of abnormal amounts of idle facility expense, freight, handling costs, and spoilage as current-period charges and requires fixed production overheads to be allocated to inventory according to the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005; however, earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of SFAS No. 151 should be applied prospectively. The Group considers that SFAS No. 151 does not have significant impact on its financial statements when it is adopted.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligation to clarify that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The adoption of FIN 47 will not have a material impact on the Group's consolidated financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF Issue No. 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective prospectively for leasehold improvements acquired in periods beginning after June 29, 2005. The Company does not expect this statement to have a material effect on its reporting.

In December 2005, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005, and is required to be adopted by the Group effective January 1, 2006. The Group does not expect SFAS No. 153 to have a material impact on the consolidated results of operations or financial condition.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense is comprised of the following:

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	US$	US$	US$

Current tax
United States	—	—	(14)
Hong Kong	186	96	183
PRC	—	—	113
Australia	—	—	76
Deferred tax
Australia	—	—	(4)

	186	96	354

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	%	%	%

Statutory tax rate	17.5	17.5	40
Tax effect of permanent differences	(0.1)	8.0	24.1
Effect of foreign tax rate	—	—	(29.1)
Others	—	0.3	2.4

Effective rate	17.4	25.8	37.4

The statutory tax rate for the year ended April 30, 2004, and the 8 months period ended December 31, 2004, refers to the Hong Kong statutory tax rate and the statutory rate for the year ended December 31, 2005 refers to the U.S. statutory tax rate, including state taxes.

(c)
As of December 31, 2005, the parent company, WLG, had U.S. federal and state income tax loss carryforwards of approximately $440 that may be used to reduce future taxable income. These carryforwards expire for U.S. federal tax purposes in various years beginning in 2014 and ending in 2024.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

4.	EARNING PER SHARE

Earning per share (EPS) were computed as follows:

	Year ended April 30, 2004

	Income	Weighted average number of shares	Per share amount
			US$
Net income	884

Basic earning per share
Income available to common stockholders	884	20,074,534	0.04

Diluted earning per share
Income available to common stockholders	884	20,074,534	0.04

There are no anti-dilutive shares.

	8 months period ended December 31, 2004

	Income	Weighted average number of shares	Per share amount
			US$
Net income	276

Basic earning per share
Income available to common stockholders	276	20,441,000	0.01

Diluted earning per share
Income available to common stockholders	276	20,441,000	0.01

There are no anti-dilutive shares.

	Year ended December 31, 2005

	Income	Weighted average number of shares	Per share amount
			US$
Net income	592

Convertible redeemable preferred stock	22	500,000	0.04

Basic earning per share
Income available to common stockholders	570	21,680,990	0.03

Effect of dilutive securities
Warrants	—	3,810
Convertible redeemable preferred stock	—	993,151

Diluted earning per share
Income available to common stockholders
assuming conversion	570	22,677,951	0.03

There are no anti-dilutive shares.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan facilities granted by banks:

(i) Certificates of deposit and restricted cash.
	2004	2005
	US$	US$

Certificates of deposit	115	245
Restricted cash	345	282

	460	527

(ii) The accounts receivable and all other assets of Asean at December 31, 2005, were approximately $5.6 million.

(iii) The total assets of KON at December 31, 2005, were approximately $1.9 million.

6. PROPERTY, PLANT AND EQUIPMENT, NET
	2004	2005
	US$	US$

Computer equipment	371	765
Office equipment	84	448
Furniture and fixtures	43	129
Motor vehicles	77	116
Leasehold improvements	205	552

	780	2,010
Less: Accumulated depreciation	(614)	(1,160)

Net book value	166	850

The capital leased assets included above are as follows:

	2004	2005
	US$	US$

Cost	—	351,559
Accumulated depreciation	—	(47,762)

Net book value	—	303,797

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2004 and 2005, was:

	2004		2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	US$	US$	US$	US$
Amortized intangible assets
Non-contractual customer list	—	—	2,239	134

Amortization expense for the year ended December 31, 2005, is $134. There was no amortization expense for the 8 months ended December 31, 2004, and the year ended April 30, 2004, as there were no intangible assets during these periods. Estimated amortization of $331 will be recognized in each of the years ending December 31, 2006 through 2009, and $246 in the year ending December 31, 2010.

The changes in the carrying amount of goodwill are as follows:

US$

Balance as of January 1, 2005	—
Goodwill acquired during the year	2,588

Balance as of December 31, 2005	2,588

8.	ACQUISITION OF SUBSIDIARIES

(i)	Acquisition of KON

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O'Neill (USA) LLC ("KON"), an Illinois limited liability company based in Des Plaines, Illinois, that provides logistics and freight forwarding services. Management considers the acquisition of KON will strengthen the position of the Group in the U.S. freight forwarding and international logistics markets.

KON’s operating results from April 1, 2005, to December 31, 2005, are included in the Group’s consolidated financial statements for the year ended December 31, 2005.

The total purchase price consists of a cash payment of $1,000 and a professional fee of $50.

The cash payment of $1,000 was advanced to WLG by its Chief Executive Officer, who is also a director and shareholder of WLG, in exchange for a promissory note with a face amount of $1.0 million (the “Promissory Note”) issued on April 1, 2005. The Promissory Note, which was to mature on March 31, 2008, carried interest at the rate of 6% per annum compounded on a quarterly basis.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(i)	Acquisition of KON (Continued)

At any time prior to the maturity date, the holder of the Promissory Note may, at his sole election, convert all or a portion of the principal amount into shares of common stock of WLG, at a price per share of common stock equal to the lesser of the fair market value of the common stock or $0.5 per share. Following the approval of the Board of Directors, on September 30, 2005, the holder converted the Promissory Note into 2.0 million shares of convertible redeemable preferred stock (See Note 13 to the financial statements).

The acquisition of KON was recorded using the purchase method of accounting in accordance with SFAS No. 141. The purchase price was allocated to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of these assets at the date of acquisition. On March 31, 2005, the fair value of identifiable assets and liabilities of KON was approximately $284, which comprised tangible net liabilities of $228 and an intangible asset (representing customer relationships) of $512. Goodwill of approximately $766 is not being amortized, but is tested annually for impairment in accordance with SFAS No. 142. The customer list is being amortized over a period of five years.

Net assets acquired of:
US$
Property, plant and equipment	26
Intangible assets	512
Trade and other receivables	1,286
Trade and other payables	(1,302)
Capital lease obligation	(13)
Bank loan	(225)

Net assets	284

Cash consideration	1,000
Fees paid	50

Total consideration	1,050

Goodwill arising on acquisition	766

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(ii)	Acquisition of ALI

On October 1, 2005, WLG acquired all the outstanding shares of ALI from its sole shareholder in exchange for 250,000 of its shares valued at $250. WLG also incurred $3 in legal fees related to the acquisition. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the ALI shares to KON.

No other consideration is due under the terms of the agreement with the seller, and no earn-out or other contingent payments are to be made. The seller may not sell or otherwise dispose of the WLG shares for a period of 18 months. The WLG shares have no registration rights. WLG and seller determined the amount of the consideration through arms-length negotiations, and after giving due regard to the financial and operating position of ALI, and the restrictions on the shares of WLG’s common stock issued to seller, the parties agreed that a fair value for the WLG shares, as well as for the ALI shares was $250. As of the effective date of the purchase of ALI by WLG, ALI was indebted to Mr. Wood, WLG’s majority shareholder and Chief Executive Officer, in the aggregate principal amount of approximately $72. In contemplation of the transaction, the seller contributed $209 to the capital of ALI in the form of a note payable owed by ALI to the seller.

The seller currently serves as a business consultant and advisor to WLG pursuant to the terms of a three-year consulting agreement, effective August 1, 2005.

The $253 purchase price of ALI was allocated to the assets and liabilities of ALI based on their fair values as of the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired has been allocated to the customer list acquired. Customer list amortization expense and accumulated amortization as of and for the year ended December 31, 2005 was $8.

Net assets acquired of:
US$
Cash	104
Trade receivables	149
Property, plant and equipment	6
Deposit	1
Liabilities assumed	(171)
Intangible assets	164

Net assets	253

Issuance of 250,000 WLG shares	250
Fees paid	3

Total consideration	253

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(iii)	Acquisition of Asean

On November 9, 2005, WLG, through its wholly owned subsidiary, WLG (Aust), completed the acquisition of all the outstanding common stock of Asean in exchange for 3.5 million of its restricted shares valued at $3,500.

In addition to the 3.5 million restricted shares, the sellers of Asean may receive up to 1.3 million additional restricted shares of WLG common stock (“Earn-Out-Shares”) if Asean achieves certain financial goals during the fifteen months period ending December 31, 2006.

WLG is to provide working capital, credit support, and financial guarantees (collectively the “Credit Support”) to allow Asean to execute its business plan. If WLG fails to provide the Credit Support, the calculation of the Earn-Out shares will be based on a second and more favorable formula contained in the purchase agreement.

The sellers of Asean have provided a warranty to cover the collectibility of certain trade and notes receivable (the “Warranted Receivables”) set forth on Asean’s September 30, 2005 unaudited balance sheet. To the extent the Warranted Receivables have not been collected as of December 31, 2006, the sellers of Asean shall forfeit a specified number of WLG shares in accordance with a formula set forth in the purchase agreement.

WLG and Asean agreed to value the WLG shares of common stock and Earn-Out Shares based on a number of factors, including the limited number of shares of common stock held by the public, the size of the block of common stock owned by WLG’s CEO and Chairman, the size of the block of the WLG shares and Earn-Out Shares (if any) issued to the sellers and the statutory and contractual restrictions limiting the sale of theses shares. Each party recognized the importance and synergies of the transaction and bargained in good faith to agree the form, amount and the contingencies of the consideration, and each party has accepted that each element of the consideration is fair and reasonable in light of all of the facts and circumstances.

The acquisition of Asean has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG has allocated the purchase price to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of the net assets at the effective date of the acquisition. At October 1, 2005, the fair value of identifiable assets, less the amount of liabilities of Asean, was approximately $1,720, which comprised gross assets of approximately $7,046, including an intangible asset for customer relationships of $1,563, less total liabilities of about $5,326. The intangible asset is being amortized over a period of eight years. Goodwill of approximately $1,822 was recorded as part of the acquisition. This amount represented the excess of the purchase price over the net assets acquired. The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(iii)	Acquisition of Asean

Net assets acquired of:
US$
Cash	38
Property, plant and equipment	491
Deferred tax assets	210
Intangible assets	1,563
Trade receivables	3,929
Other current assets	815
Liabilities assumed	(5,326)

Net assets	1,720

Issuance of 3.5 million WLG shares	3,500
Fees paid	42

Total consideration	3,542

Goodwill arising on acquisition	1,822

The following unaudited pro forma information assumes the two major acquisitions, KON and Asean, occurred as of January 1, 2004. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of WLG.

	Year ended December 31,
	2004	2005
	(unaudited)	(unaudited)
	US$	US$

Revenue	59,802	76,630

Net income	577	550

Net income per share of common stock
- Basic	0.03	0.03

- Diluted	0.03	0.02

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	2004	2005
	US$	US$
Facilities granted
Committed line - bank guarantee	446	681
- overdraft facilities	—	425
- bank loan	516	3,520

Total committed bank facilities	962	4,626

Utilized
Committed line - bank guarantee	446	681
- overdraft facilities	—	425
- bank loan	428	2,870

Total bank facilities utilized	874	3,976

The loan facility amounts are agreed by the banks and the Group from time to time.

The bank guarantees of $681 are collateralized by cash of $514. The remaining bank guarantee of $167 is secured by a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, a registered mortgage debenture over all of the assets of Asean and real estate owned by various individuals associated with Asean.

The overdraft facilities of $425 are secured by a guarantee and Indemnity from WLG (Aust) and various individuals and entities associated with Asean, a registered mortgage debenture over all of the assets of Asean and real estate owned by various individuals associated with Asean.

Of the total loan facility of $3,520, (i) $581 is unsecured and repayable within two years by monthly installments, and (ii) $750 is secured by substantially all of the assets of KON and a personal guarantee provided by an employee of the Group and (iii) $2,189 is secured by accounts receivables of Asean, a registered mortgage charge over the assets of Asean and guarantees from various individuals associated with Asean. As of December 31, 2005, these bank loans carried interest rates of 6.5% to 11.35% per annum.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

10.	CAPITAL LEASE OBLIGATION

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

Year ending Dec 31,	Total
US$
2006	138
2007	133
2008	29
2009	1

301
Less amount representing interest	(29)

Present value of future minimum lease payments	272

Less current liabilities	(122)

Non-current portion	150

11.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes these approximate future minimum lease payments for obligations in effect as of December 31, 2004 and 2005:

	2004	2005
	US$	US$

Within one year	242	626
Over one year but not exceeding two years	96	456
Over two years but not exceeding three years	13	282
Over three years but not exceeding four years	13	98
Over four years but not exceeding five years	4	47
Thereafter	—	—

Total operating lease commitments	368	1,509

Rent expense under operating leases for the year ended April 30, 2004 and 8 months period ended December 31, 2004, was approximately $167 and $171, respectively, and the amount for the year ended December 31, 2005, is $465.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group in the course of its business enters into agreements with various carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of December 31, 2005, the obligation for the minimum amount of such cargo space to be utilized in the coming 12 months is $6,080.

Contingencies - outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2005, the aggregate outstanding amount of claims was $76. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

12.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, Chief Executive Officer and Sole director of the WLG
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries
Paul Pomroy (“PP”)	Director of Asean and WLG (Aust) Pty Ltd
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“Asean”)	CW was a shareholder and director of Asean until June 25, 2004. On November 9, 2005, Asean became a subsidiary of the Group.
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group.
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Mountland Development Limited (“MDL”)	CW is a shareholder and director of MDL
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Yadley Hong Kong Limited (“YHKL”)	PY is a shareholder and director of YHKL
Angus International Freight Pty Limited (“AIFP”)	PP is a director
Warehouse Solutions International Pty Limited (“WSIP”)	PP is a director
Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director
Bettervale Pty Limited (“BPL”)	PP is a director

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of December 31, 2005)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC #	CW PY	50% 50%

Asean	Provision of sea freight and air freight forwarding services in Australia #	WLG (Australia) Pty Ltd	100%

ALI	Provision of sea freight and air freight forwarding services in the United States #	KON	100%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

MDL	Property holding for letting to the Wako Group until February 2005	CW	100%

JWP	Property holding for letting to the Wako Group	CW	100%

YHKL	Property holding for letting to the Wako Group	PY and his spouse	100%

#:
In the normal course of business, WLG enters into agency agreements with various overseas agents so that both the Group and these overseas agents can jointly handle the shipments in both the port of loading and the port of destination.

Under these agency agreements, both the Group and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition to the above, under the agency agreements, sometimes either the Group or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is determined by both the shipper and the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to raise an invoice to the other party for an amount attributable to it. The amounts include the services fees earned and may also include the freight cost collected by the other party.

During the periods covered by these financial statements, four (after June 25, 2004: three, for the year ended December 31, 2005: two) of these overseas agents are related parties as mentioned above. For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only acted as collection agents, were not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	2004	2005
	US$	US$
Due from related parties (Note (i))
WEC	258	—
ALI (Note (ii))	97	—
WLT	14	13
AIFP	—	190
ACSQ	—	179
WSIP	—	146
BPL	—	7
PP	—	7

	369	542

Due to related parties (Note (i))
WEC	50	—
WLT	3	—
ACSQ	—	24
WSIP	—	22

	53	46

Due to a director (Note (iii))

CW	733	325

Notes:

(i)
With the exception of amounts due to directors, the amounts due from / to related parties are unsecured, interest-free and repayable on demand. Movements in these accounts during the periods covered by these financial statements represented mainly

a)	amounts paid / collected on behalf of related parties;

b)	amounts paid / payable to and received / receivable from directors including dividends; and

c)	handling income receivable / handling fee payable / rental payable and their related settlements.

(ii)	Effective October 1, 2005, ALI became a subsidiary of the Group and the respective intercompany balance was eliminated on consolidation.

(iii)	Amounts due to directors are unsecured, interest free and repayable on demand, except for the Promissory Note, which bears interest at the rate of 6% p.a.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities:
	WEC	Asean	ALI	WLT	AIFP	WSIP	ACSQ	BPL	PP	Total
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

May 1, 2003	872	91	217	4	—	—	—	—	—	1,184

Trade transactions	136	1,189	143	82	—	—	—	—	—	1,550
Expenses paid	469	129	12	(10)	—	—	—	—	—	600
Net settlements	(1,112)	(1,060)	(213)	(49)	—	—	—	—	—	(2,434)

April 30, 2004	365	349	159	27	—	—	—	—	—	900

Trade transactions	258	239	180	17	—	—	—	—	—	694
Expenses paid	358	22	9	—	—	—	—	—	—	389
Net settlements	(773)	(131)	(251)	(33)	—	—	—	—	—	(1,188)
Reclassified as non-related parties	—	(479)	—	—	—	—	—	—	—	(479)

December 31, 2004	208	—	97	11	—	—	—	—	—	316

Acquisition	—	—	—	—	190	120	155	—	—	465
Trade transactions	204	—	—	15	—	(33)	—	7	—	193
Expenses paid	128	—	—	—	—	—	—	—	7	135
Net settlements	(540)	—	—	(13)	—	37	—	—	—	(516)
Reclassified as non-related parties	—	—	(97)	—	—	—	—	—	—	(97)

December 31, 2005	—	—	—	13	190	124	155	7	7	496

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Notes:

•
Trade transactions for WEC, Asean, ALI and WLT include revenues earned by the Group and amounts collected on behalf of the Group (or freight costs incurred by the Group and amounts collected on behalf of the agents) in the ordinary course of business. For BPL, the trade transactions are for rental expenses paid to BPL. For WSIP, the trade transactions refer to warehouse service fees of $61 paid to WSIP and rental income of $28 paid by WSIP.

•	Expenses paid include amounts paid by the Group on the related parties’ behalf (or paid by the related parties on the Group’s behalf).

•	Net settlements are the amounts that the Group paid (or received).

Additional details of transactions

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	US$	US$	US$
Handling income received/receivable
Asean	5	7	—
ALI	1	29	—
WEC	—	25	5
WLT	—	1	2

Handling fee paid/payable
Asean	155	32	—
ALI	40	21	—
WEC	2	69	16
WLT	2	1	—

Rental paid/payable
MDL	99	—	—
JWP	45	29	98
YHKL	46	31	—

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions during the year ended April 30, 2004, 8 months ended December 31, 2004, and the year ended December 31, 2005, with directors / shareholders:

	CW	PY	Total
	US$	US$	US$

May 1, 2003	(1,126)	28	(1,098)
Dividends paid by WEHK and WAE	(404)	(135)	(539)
Settle bonus / dividends on behalf of WEC	—	(103)	(103)
Expenses / repayment	700	200	900

April 30, 2004	(830)	(10)	(840)

Expenses/draws	97	10	107

December 31, 2004	(733)	—	(733)

Expenses / repayment	408	—	408

December 31, 2005	(325)	—	(325)

Notes:

•	Settle bonus/dividends on behalf of WEC include amounts collected by the Group that were for the benefit of CW and PY.

•	Expenses / loan repayment include amounts that were either paid directly to or for the benefit of CW or PY

13.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock:

During September and October 2005, WLG, through a private transaction for the sale of shares of its common stock, received subscriptions for 928,080 shares of its common stock at a price of $1.00 per share.

As of the date of these financial statements, WLG had received the full proceeds of $928 in payment for all of the subscribed shares.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

WLG, as part of the agreements and/or understandings with certain of its employees, issued 63,000 shares of its common stock to such employees as compensation for services as of December 31, 2005. The fair market value of the shares has been recorded as an addition to paid-in-capital and common stock as of December 31, 2005, and the employee benefit is recorded in the shareholders’ equity section of the accompanying consolidated financial statements. Compensation expense is amortized and recorded in each period the services are rendered, and the related employee benefit account is reduced by a like amount.

In addition, a consultant was issued 10,000 shares of WLG’s common stock as payment for services in the year ended December 31, 2005. The issuance of these shares is recorded as an expense and as an addition to common stock and additional paid-in capital.

Issuances of Preferred Stock:

In September 2005, WLG approved the designation of a new series of preferred stock, which consists of 2.0 million shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series A Preferred Stock”). Effective as of September 30, 2005, WLG’s controlling shareholder (the “Holder”) subscribed to all of the Series A Preferred Stock in exchange for $1,500 in debt represented by a Promissory Note in the face amount of $1,000 and other debt of $500 owed to the Holder by the Company.  At the option of the Holder, the Note was convertible into shares of WLG’s common stock at a price per share equal to the lesser of (i) the fair market value of the common stock, or (ii) $0.50. Thus, the minimum number of shares of common stock the Holder could have received on conversion of the Note would have been 2.0 million shares.

The Series A Preferred Stock has a stated value of $0.50 per share and has a liquidation and redemption value of $0.75 per share. The Series A Preferred Stock shall pay a 6% annual cumulative dividend, and for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share.

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions.

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	US$	US$	US$

Cash paid for:
Interest expense	—	5	162
Income tax	2	271	471

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED)

Other non-cash transactions:

(i)
On September 30, 2005, the holder of the Promissory Note of $1.0 million converted the Promissory Note, together with a debt due to him from WLG of $0.5 million, into 2.0 million shares of convertible redeemable preferred stock of $1.5 million.

(i)	On October 1, 2005, WLG acquired all the outstanding shares of ALI by the issuance of 250,000 WLG shares valued at $250.

(iii)	On November 9, 2005, WLG acquired all the outstanding shares of Asean by the issuance of 3,500,000 WLG shares valued at $3,500.

15.	RETIREMENT PLAN

Starting from December 1, 2000, the Group participates in a Mandatory Provident Fund Scheme ("MPF") implemented by the Hong Kong Government. The retirement benefit cost for the MPF charged to the income statement represents contributions payable to the fund by the Group at rates specified in the rules of the MPF. The assets of the MPF are held separately from those of the Group in a provident fund, which is managed by an independent trustee.

Pension expenses of $40 and $35 were incurred by the Group during the year ended April 30, 2004 and the 8 months ended December 31, 2004, respectively. The pension expense incurred for the year ended December 31, 2005 is $70. The Group does not participate in any other statutory retirement plans, other than the MPF in Hong Kong.

16.	OPERATING RISKS

a)	Credit risk and its concentration

The Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 5% of the Group’s sales appear in note 16(a).

Concentration of accounts receivable as of December 31, 2004 and 2005 is as follows:

	2004	2005
	%	%

Customer A	10	13
Customer B	14	—

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

16.	OPERATING RISKS (CONTINUED)

Certain aspects of the freight forwarding industry involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that the Group offer 30 days or more credit to many of its clients. In order to avoid cash flow problems and bad debts, the Group attempts to maintain tight credit controls through the use of credit checks, credit limits and periodic account reviews. However, the Group may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom the Group has extended credit either delay their payments or become unable or unwilling to pay their invoices after the Group has completed shipment of their goods.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arose from the Group’s major customers and related companies, but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

b)	Concentration of suppliers

The Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 5% of the Group’s cost of sales appear in note 16(b).

Concentration of trade payable as of December 31, 2004 and 2005 is as follows:

	2004	2005
	%	%

Supplier K	10	—
Supplier Q	5	—

	15	—

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

16.	OPERATING RISKS (CONTINUED)

c)	Geographical concentrations

The Group's customers forward freight to countries including Australia, China and the U.S. It is possible that in the near term, customers in these geographical areas could experience disruptions in their operations, as a result of events such as changes in the economy or political events. As a result, there is a possibility that such events may have a severe impact on the Group’s revenues and receivables derived from activities in those countries. Approximate percentages of revenues and receivables in the respective geographic areas are as follows:

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	%	%	%
Revenues
Americas	12	12	10
Asia and others	15	5	20
Australia	52	55	48
Europe	21	28	22

	100	100	100

	2004	2005
	%	%

Trade Receivables
Americas	8	18
Asia and others	53	28
Australia	29	50
Europe	10	4

	100	100

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

(Dollars in thousands except share data and per share amounts)

17.	MAJOR CUSTOMERS AND SUPPLIERS

(a)	Details of individual customers accounting for more than 5% of the Group's sales are as follows:

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	%	%	%
Major customer
A	11	11	11
B	—	7	—

(b)	Details of individual suppliers accounting for more than 5% of the Group's cost of sales are as follows:

	Year ended April 30,	8 months period ended December 31,	Year ended December 31,
	2004	2004	2005
	%	%	%
Major suppliers
L	10	14	-
N	24	34	19
O	11	13	-
P	—	6	—
R	—	—	12

	45	67	31

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

18.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in two business segments, being the provision of (i) air forwarding and (ii) sea forwarding services. The following table summarizes the Group’s operations analyzed into air and sea forwarding services:

(i)	During the years ended April 30, 2004 and the 8 months period ended December 31, 2004

	Air forwarding		Sea forwarding		Elimination		Total
	Year ended April 30,	8 months period ended December 31,	Year ended April 30,	8 months period ended December 31,	Year ended April 30,	8 months period ended December 31,	Year ended April 30,	8 months period ended December 31,
	2004	2004	2004	2004	2004	2004	2004	2004
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	10,329	10,427	7,394	6,159	(8)	(2)	17,715	16,584
Cost of forwarding	(9,216)	(9,450)	(5,305)	(4,657)	8	2	(14,513)	(14,105)
Depreciation	(8)	(11)	(19)	(24)			(27)	(35)
Interest income	2	1	—	—			2	1
Interest expense	—	(2)	—	(4)			—	(6)
Other segment income	17	5	23	8			40	13
Other segment expenses	(800)	(777)	(1,291)	(1,178)			(2,091)	(1,955)
Taxation	(57)	(39)	(129)	(57)			(186)	(96)

	267	154	673	247			940	401
Corporate expenses							(56)	(125)

Segment income from continuing operation before minority interest							884	276

Segment assets	2,101	3,709	2,562	2,367	(713)	(1,247)	3,950	4,829

Unallocated assets							207	317
Total assets							4,157	5,146
Property, plant and equipment - additions	25	38	68	64			93	102

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
Year ended April 30, 2004, 8 months period ended December 31, 2004 and year ended December 31, 2005

18.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	During the year ended December 31, 2005:

	Air forwarding	Sea forwarding	Elimination	Total
	2005	2005	2005	2005
	US$	US$	US$	US$

Revenue	26,912	25,811		52,723
Cost of forwarding	(23,962)	(19,619)		(43,581)
Depreciation	(47)	(93)		(140)
Interest income	13	6		19
Interest expense	(31)	(101)		(132)
Other segment income	233	217		450
Other segment expenses	(2,529)	(5,317)		(7,846)
Taxation	(111)	(243)		(354)

Segment income from continuing operation before minority interest	478	661		1,139

Corporate expenses				(547)

Segment income from continuing operation before minority interest				592

Segment assets	6,476	7,894		14,370
Unallocated assets				4,705

Total assets				19,075

Property, plant and equipment - additions	110	204		314

EXHIBIT INDEX

3.1	Certificate of Incorporation of Wako Logistics Group, Inc. (1)

3.2	Bylaws of Wako Logistics Group, Inc. (1)

4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (3)

10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O’Neill (USA Holdings) Limited, Kay O’Neill (USA) LLC and Wako Logistics Group, Inc. (2)

10.2
Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.3
Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

10.4	Employment Agreement dated as of April 1, 2005, by and between Kay O’Neill (USA) LLC and Stewart Brown. (4)

10.5	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (7)

10.6	Wako Logistics Group, Inc. 2005 Stock Incentive Plan (7).

10.7	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen (5).

10.8	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005 (6)

10.9	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005 (8)

21.1	Subsidiaries of the Registrant. (8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(8)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our Form 10-QSB filed on May 18, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(8)	Filed herewith.