Form 10QSB
period 2006-03-31
WAKO LOGISTICS GROUP INC
filed 2006-05-15
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0262555
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 12, 2006 the registrant had 25,390,080 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED MARCH 31, 2006

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-QSB contains forward-looking statements concerning Wako Logistics Group, Inc. (“WLG,” the “Company” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG’s services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2005.

WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Consolidated Statements of Operations
3 months ended March 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		3 months ended March 31,
		2005	2006
		(unaudited)	(unaudited)
	Note	US$	US$
Revenues:
Freight		5,889	11,894
Agency services		234	543
Other services		723	7,245

Total revenues		6,846	19,682

Operating expenses
Cost of forwarding		(5,748)	(16,536)
Selling and administrative expenses		(935)	(3,217)
Depreciation and amortization		(22)	(144)

Total operating expenses		(6,705)	(19,897)

Income/(Loss) from operations		141	(215)
Other income/ (expense)
Interest income		4	6
Interest expense		(4)	(92)
Other income, net		25	72

Income/(Loss) before income taxes		166	(229)

Provision for income taxes		(40)	(26)

Net Income/(Loss)		126	(255)

Dividend on preferred stock		—	(22)

Income/ (Loss) applicable to common stock		126	(277)
Other comprehensive income, net of taxes:
Foreign currency translation adjustment		—	6

Total comprehensive income (loss)		126	(271)

Net income/ (loss) per share:

Basic earnings/ (loss) per share	2	0.01	(0.01)

Diluted earnings/ (loss) per share	2	0.01	(0.01)

Weighted average common shares outstanding
Basic		20,441,000	25,390,080

Diluted		20,441,000	26,915,755

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2005 and March 31, 2006

(Dollars in thousands except share data and per share amounts)

		At December 31, 2005	At March 31, 2006
			(unaudited)
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,212	1,982
Restricted cash		282	282
Certificates of deposit, restricted		245	245
Trade receivables, net of allowance (2006 - $338, 2005 - $310)		10,446	8,159
Deposits, prepayments and other current assets		525	775
Tax prepaid		67	79
Due from related parties	5	542	506

Total current assets		13,319	12,028

Property, plant and equipment, net		850	803
Deferred tax assets		213	187
Intangible assets		2,105	2,022
Goodwill		2,588	2,588

Total assets		19,075	17,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		584	527
Trade payables		5,802	4,913
Accrued charges and other creditors		996	1,433
Bank loan - maturing within one year	3	2,870	2,380
Current portion of capital lease obligations		122	113
Due to related parties	5	46	33
Due to directors	5	325	263
Dividend payable		—	22
Income tax payable		208	124

Total current liabilities		10,953	9,808

Non-current liabilities
Non-current portion of capital lease obligations		150	125
Other non-current liabilities		21	15

		171	140

Commitments and contingencies	4	—	—

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2005 and March 31, 2006

(Dollars in thousands except share data and per share amounts)

	At December 31, 2005	At March 31, 2006
		(unaudited)
	US$	US$
Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and nil issued	—	—
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued	2	2
Common stock, US$0.001 par value, 55 million shares authorized, 25,390,080 (At 12.31.2005: 25,390,080) shares issued and outstanding	25	25
Additional paid-in capital	6,714	6,714
Employee benefit compensation	(8)	(8)
Accumulated other comprehensive income	19	25
Retained earnings	1,199	922

Total stockholders' equity	7,951	7,680

Total liabilities and stockholders' equity	19,075	17,628

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
3 months ended March 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

	3 months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
	US$	US$
Cash flows from operating activities:
Net income/(loss)	126	(255)

Adjustments to reconcile net income/ (loss) to net cash provided by operating activities
Depreciation	22	59
Amortization	—	82
Bad debts written off	—	74
Other non-cash items	7	3

Changes in working capital:
Trade receivables	(558)	2,213
Deposits and prepayments	64	(228)
Due from related parties	37	35
Trade payables	1,037	(889)
Accrued charges and other creditors	—	430
Due to related parties	—	(12)
Due to directors	325	(62)
Income tax payable	40	(76)

Net cash provided by operating activities	1,100	1,374

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(66)	(25)

Net cash used in investing activities	(66)	(25)

Cash flows from financing activities:
Certificates of deposit	115	—
Restricted cash	(179)	—
Bank overdrafts	(135)	(56)
Bank loan repaid	(73)	(490)
Due from related parties	27	1
Capital lease obligations paid	—	(34)
Advance from a director	1,000	—

Net cash provided (used in) financing activities	755	(579)

Net increase in cash and cash equivalents	1,789	770
Cash and cash equivalents at beginning of period	306	1,212

Cash and cash equivalents at end of period	2,095	1,982

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

1.            BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services, throughout the world, from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia and the United States. WLG serves its customers both through its offices and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (US)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

After the first quarter of 2005, the Group acquired WLG (US), ALI and Asean and established WLG (Aust), and their financial information is included in the Group’s consolidated financial statements for the three months ended March 31, 2006. As of March 31, 2006, all subsidiaries are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2006, and for the 3 months ended March 31, 2006 and 2005, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The unaudited interim, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006, and for the 3 months ended March 31, 2006 and 2005, have been made. The results of operations for the 3 months ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

2.             EARNINGS/ (LOSS) PER SHARE

Earnings/ (Loss) per share were computed as follows:

	3 months ended March 31, 2005
	Income	Weighted average number of shares	Per share amount
			US$
Net income	126

Basic earnings per share
Income available to common stockholders	126	20,441,000	0.01

Diluted earnings per share
Income available to common stockholders	126	20,441,000	0.01

There are no anti-dilutive shares.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

	3 months ended March 31, 2006
	Income (Loss)	Weighted average number of shares	Per share amount
			US$
Net loss	(255)

Dividends on Convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic loss per share
Loss available to common stockholders	(277)	25,390,080	(0.01)

Effect of dilutive securities
Warrants	—	32,432
Convertible redeemable preferred stock	—	1,493,243

Diluted loss per share
Loss available to common stockholders
assuming conversion	(277)	26,915,755	(0.01)

There are no anti-dilutive shares.

3.             BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2005	At March 31, 2006
		(unaudited)
	US$	US$
Facilities granted
Committed lines
- bank guarantee	681	676
- overdraft facilities	425	413
- bank loans	3,520	4,168

Total committed bank facilities	4,626	5,257

The terms of the loan facilities, including the amounts, are agreed by the banks and the Group from time to time.

The bank guarantees of $514 will expire within one year but may be renewed as long as the Group makes available to the banks the amounts of collateral that are required to support each guarantee. The remaining bank guarantee of $162 and overdraft facilities of $413 have no expiration date, and these may be terminated by the bank or WLG by giving 30 days notice. The bank loan facilities mature on various dates as follows: (i) $750 on August 1, 2006, (ii) $452 on October 5, 2006, and (iii) $ $129 on December 24, 2006. The remaining loan facility of $2,837 has no expiration date, but may be terminated by either the bank or the Company giving 30 days notice.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

3.             BANKING FACILITIES (CONTINUED)
	At December 31, 2005	At March 31, 2006
		(unaudited)
	US$	US$
Utilized
Committed lines
- bank guarantee	681	676
- overdraft facilities	425	413
- bank loans	2,870	2,380

Total utilized	3,976	3,469

The bank guarantees of $676 are collateralized by cash of $514. The remaining bank guarantee of $162 is secured by a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, a registered mortgage debenture over all of the assets of Asean and real estate owned by various individuals associated with Asean. The overdraft facilities of $413 are secured by a guarantee and Indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, a registered mortgage debenture over all of the assets of Asean and real estate owned by various individuals associated with Asean.

For the total loan facility granted of $4,168, (i) $581 is unsecured and repayable within two years by monthly installments, and (ii) $750 is secured by substantially all of the assets of WLG (US) and a personal guarantee provided by an employee of the Group and (iii) $2,837 is secured by accounts receivables of Asean, a registered mortgage over the assets of Asean and personal guarantees from the former shareholders of Asean. As of March 31, 2006, these bank loans carried interest rates of 6.75% to 10.85%.

4.             COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes these approximate future minimum lease payments for operating leases in effect as of March 31, 2006:

	At December 31, 2005	At March 31, 2006
		(unaudited)
	US$	US$

Within one year	626	657
Over one year but not exceeding two years	456	418
Over two years but not exceeding three years	282	233
Over three years but not exceeding four years	98	92
Over four years but not exceeding five years	47	23
Thereafter	—	—

Total operating lease commitments	1,509	1,423

Rent expense under operating leases for the 3 months ended March 31, 2005 and 2006, was $54 and $169, respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

4.             COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group has entered into written agreements with various commercial airfreight carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of March 31, 2006, the cost of the minimum amount of cargo space to be utilized for the coming twelve months is $5,974.

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business and generally relate to cargo that it arranges to have shipped and for other services performed for its customers. In most cases, such claims are covered by insurance carried by the Group.

As of March 31, 2006, the aggregate outstanding amount being claimed by third parties was approximately $5. It is the opinion of management that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

5.            RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group

Christopher Wood (“CW”)	Shareholder and director of WLG
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries
Paul Pomroy (‘’PP’’)	PP is a director of Asean and WLG (Aust) Pty Ltd
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“Asean”)	CW was a shareholder and director of Asean until June 25, 2004. On November 9, 2005, Asean became a subsidiary of the Group
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Angus International Freight Pty Limited (‘’AIFP’’)	PP is a director of AIFP
Warehouse Solutions International Pty Limited (‘’WSIP’’)	PP is a director of WSIP
Asean Cargo Services (Qld) Pty Limited (‘’ACSQ’’)	PP is a director of ACSQ
Bettervale Pty Limited (‘’BPL’’)	PP is a director of BPL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

5.             RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of March 31, 2006)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC until Feb 2005 and dormant thereafter #	CW PY	50% 50%

Asean	Provision of sea freight and air freight forwarding services in Australia #	WLG (Australia) Pty Ltd	100%

ALI	Provision of sea freight and air freight forwarding services in the United States #	WLG (USA)	100%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Leases property to CW	CW	100%

# :

In the normal course of business, the Group enters into agency agreements with various overseas agents so that both the Group and the overseas agents can jointly handle customer shipments on behalf of the other in both the port of loading and the port of destination.

Under these agency agreements, the Group and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition, under theses agency agreements, sometimes either the Group or the overseas agent is obliged to act as a “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is determined by both the shipper and the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to raise an invoice to the other party for an amount attributable to it. The amounts include the service fees earned and may also include the freight cost collected by the other party.

During the periods indicated, four (after June 25, 2004: three, for the year ended December 31, 2005: two as of March 31, 2006) of these overseas agents either were or are related parties. For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only acted as collection agents, are not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

5.            RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2005	At March 31, 2006
		(unaudited)
	US$	US$
Due from related parties (Note (i))
WLT	13	23
AIFP	190	177
ACSQ	179	176
WSIP	146	120
BPL	7	1
PP	7	9

	542	506

Due to related parties (Note (i))
ACSQ	24	23
WSIP	22	10

	46	33

Due to directors (Note (i))
CW	325	263

Notes:

(i)
With the exception of amounts due to directors, the amounts due from / to related parties are unsecured, interest-free and repayable on demand. Movements in these accounts during the periods covered by these financial statements represented mainly:

a)  amounts paid / collected on behalf of related parties;
b)  amounts paid / payable to and received / receivable from directors, including dividends; and
c)   handling income receivable / handling fee payable / rental payable and related settlements.

(ii)	Effective October 1, 2005, ALI and Asean became subsidiaries of the Group and the respective intercompany balances are eliminated in consolidation.

(iii)
Amounts due to directors are unsecured, interest free and repayable on demand, except for the Promissory Note, which prior to conversion to Convertible redeemable preferred stock, did bear interest at the rate of 6% p.a.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

5.             RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WSIP	BPL	WEC	PP	ACSQ	ALI	AIFP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$	US$	US$

January 1, 2005	—	—	208	—	—	97	—	11	316
	—	—		—			—
Trade transactions	—	—	202	—	—	—	—	1	203
Expenses paid	—	—	92	—	—	—		—	92
Net settlements	—	—	(262)	—	—	—	—	(2)	(264)
Reclassified as non-related parties	—	—	—	—	—	(97)	—	—	(97)

March 31, 2005	—	—	240	—	—	—	—	10	250

January 1, 2006	124	7	—	7	155	—	190	13	496

Trade transactions	(42)	(24)	—	—	2	—	—	22	(42)
Expenses paid	—	—	—	—	—	—	—	—	—
Net settlements	28	18	—	2	(4)	—	(13)	(12)	19
Reclassified as non-related parties	—	—	—	—	—	—	—	—	—

March 31, 2006	110	1	—	9	153	—	177	23	473

Notes:

•
Trade transactions for WEC, Asean, ALI and WLT include revenues earned by the Group and amounts collected on behalf of the Group (or freight costs incurred by the Group and amounts collected on behalf of the agents) in the ordinary course of business. For BPL, the trade transactions are for rental expenses paid to BPL. For WSIP, the trade transactions refer to warehouse service fees of $49 paid to WSIP and rental income of $7 paid by WSIP.

•	Expenses include amounts paid by the Group on the related parties’ behalf (or paid by the related parties on the Group’s behalf).

•	Net settlements are the amounts that the Group paid (or received) in respect of the intercompany balances owed and/or receivable.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

5.             RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions

	3 months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
	US$	US$
Handling income received/receivable
WEC	5	—

Handling fee paid/payable
WEC	16	1

Rental paid/payable
JWP	16	27

Summary of transactions during the periods with directors / shareholders:

CW
(unaudited)
US$

January 1, 2005	(733)
Advance	(1,325)

March 31, 2005	(2,058)

January 1, 2006	325
Expenses paid	(62)

March 31, 2006	263

Notes:

Expenses / loan repayment include amounts that were either paid directly to or for the benefit of CW.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2005 and 2006

6.             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	3 months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	4	92
Income taxes	—	58

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2005 and 2006

7.             SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding and (ii) sea forwarding services and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage segments are summarized in the following table :

(i)	During the 3 months ended March 31, 2005 and 2006 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Elimination		Total
	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	4,121	6,497	3,058	7,591	—	5,594	(333)		6,846	19,682
Cost of forwarding	(3,742)	(5,458)	(2,339)	(5,753)	—	(5,325)	333		(5,748)	(16,536)
Depreciation	(7)	(19)	(15)	(35)	—	(5)			(22)	(59)
Interest income	4	3	—	3	—	—			4	6
Interest expense	(1)	(23)	(3)	(46)	—	(23)			(4)	(92)
Other segment income	5	12	56	57	—	1	(36)		25	70
Other segment expenses	(325)	(964)	(626)	(1,815)	—	(310)	36		(915)	(3,089)
Taxation	(12)	(9)	(28)	(31)	—	14			(40)	(26)

	43	39	103	(29)	—	(54)			146	(44)

Corporate expenses									(20)	(233)

Income/ (loss) applicable to common stock									126	(277)

Segment assets	4,050	5,137	4,717	6,516	—	1,331	(2,409)		6,358	12,984

Unallocated assets									1,114	4,644

Total assets									7,472	17,628

Property, plant and equipment - additions	45	10	21	12	—	3			66	25

(b) The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2006, and 2005, analyzed by geographical locations:

	3 months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
	%	%
Revenues
Americas	10	20
Asia and others	5	33
Australia	57	30
Europe	28	17

	100	100

(c) The Company made sales during the three months ended March 31, 2005, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total sales). Sales to this customer as a percentage of total sales are as follows:

	3 months ended March 31,
	2005	2006
	(unaudited)	(unaudited)
	%	%

Customer A	11	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services, throughout the world, from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia and the United States. We serve our customers both through our offices and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (US)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

Wako Logistics Inc. was incorporated in Delaware on December 2, 2003 and, on January 8, 2004, changed its name to Wako Logistics Group, Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value US$0.001 per share. On the date of our name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, between us and Mr. Wood (and his nominee), we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock in exchange for 100% of the outstanding shares of common stock of WEHK and WAE. After these share exchanges, WEHK and WAE became wholly-owned subsidiaries of WLG. Following this transaction, Mr. Wood owned all 20,001,000 shares of our common stock then issued and outstanding.

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of handling sea freight for its customers, both export and import, between Hong Kong and the rest of the world, with particular concentration historically on Australian trade lanes and more recently, on the trade lanes with the U.S. and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is focused on handling air freight, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the U.S. and Europe.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group’s parent company, Wako Logistics Group, Inc. All of our Asian business operations have been conducted by our two Hong Kong based subsidiaries from January 18, 2004 (the date we acquired WEHK and WAE) to March 31, 2006, and through WE China, following the commencement of business by it in February 2005.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O’Neill, an Illinois limited liability company. Kay O’Neill is a U.S. based logistics business with offices in Des Plaines, Illinois, and Taylor, Michigan, and primarily serves U.S. based customers by providing services similar to those offered by the Group in Asia and elsewhere. On June 29, 2005, Kay O Neill changed its name to WLG (USA) LLC., and is now using the name WLG (USA) LLC as part of the process of creating brand identity for the Group in the North American market.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies are permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualifies under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides both air and sea freight handling services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in probably China’s three most important commercial centers: Beijing, Shanghai and Guangzhou.

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

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD, completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984, and based in Sydney, Australia, Asean also has an office in Melbourne and maintains agency relationships with other freight and logistics companies in all of Australia’s mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG’s acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

In addition to our subsidiaries and branch offices, we also have working relationships with approximately 149 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, and the Middle East. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

We have obtained a listing for our shares of common stock, and our shares are traded on the Over the Counter Bulletin Board under the symbol WKOL.OB.

WLG does not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services required for forwarding freight on behalf of our customers. As part of our normal services, we will arrange for the pick up of a shipment at the customer’s location and either deliver the goods directly to a commercial carrier or to a third party warehouse where we are often engaged by customers to provide certain value-added services, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the selected destination airport, shipping warehouse, ship, or railway station, at which point we may be engaged to arrange for the pick up and delivery of the goods to the recipient’s location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Revenue derived from our freight forwarding services is based on the rates that we charge our customers for the movement of their freight from origin to destination and from the charges for value-added and other services, such as customs brokerage. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carrier’s charges. As part of the industry practice covering the shipment of a customer's goods, we also become liable for any claims for damages to such goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since many shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost, damaged or destroyed.

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

A significant portion of our expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense. Staff costs represent our second largest expense for our operations. Due to the nature of our business, we have the experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, for short periods, we may not be able to reduce or increase our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to enable us to maximize the weight and cubic capacity for all of our shipments. With the acquisition of Asean, we are now able to provide in-house customs brokerage services to our customers, but this business tends to be high volume, and to have profit margins that are less than those of our traditional freight forwarding operations

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from commercial air carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the minimum amount. In the past we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

Even though a majority of our costs are paid to third party carriers for the shipment of freight and are thus variable, we also have significant costs which in short periods, such as three months, are essentially the same as fixed costs. Our business is seasonal and, historically, the first quarter of the calendar year has been our slowest period. Because of the seasonality of our business and the level of fixed operating costs in the first quarter of 2006, our operating results for this period are less than the results we expect to record for the remaining quarters of calendar 2006

Two of the acquisitions we completed in the fourth quarter of last year, ALI and Asean, incurred operating losses for the first quarter of 2006, and this negatively impacted our results for this period. The business of both companies is seasonal, particularly that of Asean, which was the larger of the two acquisitions.

A number of factors, other than seasonality, also contributed to the operating loss reported by Asean. In the first quarter of 2006, the volume of Asean’s less profitable customs business was greater than its freight forwarding business, producing a lower overall gross margin. Also, Asean suffered lower than expected margins on some of its freight business, and it is taking steps to raise its rates for some of its lower margin customers as a means of improving its overall margins in this segment of its business. Its results were also negatively impacted by of a weakening of the Australian currency. With the exception of the customs brokerage and currency issues, many of these same issues were encountered at ALI. Steps are underway to improve ALI’s margins and reduce its operating costs. This latter step is being accomplished by consolidating the customer service and administrative operations of ALI with those of WLG (US).

During the first quarter of 2006, costs and management time continued to be incurred to integrate the three acquisitions made in 2005. These costs and the related time are a part of the Group’s plan to grow its business, and are necessary to ensure that the three new companies become synergistic to the business of the Group.

Finally, our business may be impacted by increasing fuel prices and political events, such as rising protectionism and trade tariffs, particularly between China and the U.S. and events in the Middle-East. One or all of these occurrences could negatively impact our sales and operating profits.

We would caution that a full understanding of the changes that have occurred in 2005, as well as the changes that may occur in 2006, will be needed to make a meaningful comparison of our 2006 results to those reported for 2005. We do not anticipate providing sales and profit projections until our new acquisitions are more fully integrated into the Group.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Total revenue for the three months ended March 31, 2006, increased approximately 187% compared with total revenue for the three months ended March 31, 2005, growing from approximately $6.85 million to $19.68 million, respectively. Approximately $1.01 million or 8% of this increase is attributable to the growth of our Hong Kong business. Revenues from our operations in China, which commenced in February 2005, grew by $0.64 million over the same period last year, adding approximately 5% to the total increase. The acquisition of WLG (US) in the U.S., which occurred on April 1, 2005, added revenues of approximately $2.27 million, or 18%, for the three months ended March 31, 2006, and our second U.S. acquisition, ALI, which was acquired on October 1, 2005, added approximately $0.45 million, accounting for 3% of the total increase. The remaining increase of $8.46 million is from Asean, our Australian subsidiary which was acquired effective October 1, 2005.

Gross profits rose from $1.10 million in the three months ended March 31, 2005, to $3.15 million for the three months ended March 31, 2006, for an increase of $2.05 million for the first quarter of 2006 as compared to the first quarter of 2005. Of this increase, our Hong Kong operations contributed $0.11 million and our China business and new acquisitions added $1.94 million. The Group’s overall gross margin was 16.0 % for the three months ended March 31, 2006, compared to 16.03% for the same period in 2005.

During the three months ended March 31, 2006, our operating expenses increased to about $19.90 million, as compared to approximately $6.71 million for the three months ended March 31, 2005, for an increase of 197%. Selling and administrative costs increased by approximately 244% from $935,000 to $3.22 million. These cost increases are in line with the increases in our sales revenue and the additional operating costs attributable to the operations of WE China, WLG (US), ALI and Asean. Adding to our operating costs was a bad debt of approximately $61,000 resulting from the bankruptcy of a major customer in the United Kingdom. Lastly, our administrative expenses increased as a result of the need to incur the necessary legal and other advisory expenses, to permit the Group to meet the reporting and governance requirements to maintain its status as a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management staff, as well as for normal salary increases for our existing employees. See Salaries and Allowances below.

Amortization expense totaled approximately $83,000 in the first quarter of 2006, and was nil for the same period in 2005. The amortization expense is attributable to the intangible assets recorded as part of the three acquisitions completed during last three quarters of 2005.

After the net provision for income taxes, the Group incurred a loss of $255,000 for the three months ended March 31, 2006, compared to net income of $126,000 for the same period in 2005. Our subsidiaries in Hong Kong and China, along with WLG (US) in the U.S. all reported operating profits in the three months ended March 31, 2006. However, the two companies acquired in the fourth quarter of 2005, both reported operating losses for the three months ended March 31, 2006. Asean’s loss, before amortization expense of $49,000, was approximately $182,000 and ALI’s loss, before deducting amortization expense of $8,000, was about $103,000.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended March 31, 2006, increased from approximately $4.12 million to $6.50 million, or approximately 58% when compared with the same period in 2005. This increase in revenues, which was attributable to the growth of our existing Hong Kong business, improvements in our agency network and from the addition of new clients, accounted for 30% of the increase. Business generated from WE China’s operations in the PRC added 6% of the growth, and revenues of WLG (US) and ALI in U.S, which were not part of the Group during the first quarter of 2005, contributed 19% of the growth. Our subsidiary in Australia, which was acquired during the fourth quarter of 2005, accounted for the remaining growth of 45%.

Costs for our airfreight forwarding operations increased by approximately 46%, from about $3.74 million to $5.46 million. This increase was due to an increase in freight traffic arranged by us, but more specifically, the increase is attributable to the same factors described in the foregoing paragraph with respect to increases in sales revenue.

Gross profit margins increased from 9.2% for the three months ended March 31, 2005, to 16.0% for the same period in 2006. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the airfreight business attributable to WE China, WLG (US) and Asean, which reported gross margins of 17.7%, 16.8% and 18.1%, respectively.

Total segment overhead attributable to our airfreight operations increased by approximately 198%, from approximately $336,000 for the three months ended March 31, 2005, to $1.0 million for the same period in 2006. This increase is attributable to the new overhead costs attributable to the operations of WE China, and to the acquisitions of WLG (US), ALI and Asean. Combined, the increase in overhead for WE China and the three acquisitions for the first quarter was $650,000. The overhead for the existing Hong Kong business only increased by approximately $14,000.

Net segment income for our airfreight operations was approximately $39,000, compared to net income of $43,000 in the prior period of 2005. Asean’s air freight operations lost approximately $46,000 in the first quarter of 2006, but this loss was offset by the growth in net income in our Hong Kong and China airfreight businesses. Even though Asean’s airfreight margins were the highest in the Group for the first quarter, Asean’s loss was attributable to low revenue volumes caused by the seasonality of its business.

Sea freight operations: Revenues from sea freight operations for the three months ended March 31, 2006, increased approximately 148% when compared with 2005, growing from approximately $3.06 million to $7.59 million. Growth in our Hong Kong business accounted for 7% of the increase, and the revenues generated by WE China’s operations in the PRC accounted for 4% of the growth. Revenues of WLG (US) and ALI in U.S, which were not part of the Group during the first quarter of 2005, contributed 50% of the growth. In addition, Asean’s sea freight business, which we acquired in the fourth quarter of 2005, provided 39% of the increase in revenues.

Costs for our sea freight forwarding operations increased 148% from $2.34 million for the three months ended March 31, 2005, to $5.75 million for the same period in 2006. This increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above.

Gross profit margins improved slightly from approximately 23.5% for the three months ended March 31, 2005, to 24.2% for the same period in 2006. The increase is due to higher gross profit margin attributable to WE China’s sea-freight business, which recorded a gross margin of 25.1% for the three months ended March 31, 2006.

Total segment overhead attributable to our sea freight business increased by 204%, from approximately $616,000 for the three months ended March 31, 2005, to $1.87 million for the same period in 2006. This increase is attributable the operating costs of WE China and the three acquisitions, which combined totaled $1.22 million for the first quarter of 2006. Overhead costs in the existing Hong Kong business increased by only $37,000.

There was a net segment loss of approximately $29,000 for our seafreight operations in this quarter, compared to a net income of $103,000 in the prior period of 2005. This reduction in our sea freight income is largely attributable to losses of $97,000 and $83,000, for ALI and Asean respectively. The losses are partly due to seasonal factors as the first quarter is usually the slowest season of the year, while most of each company’s administrative expenses are fixed for relatively short periods such as one to three months. In addition, Asean had certain jobs for which the total direct costs exceeded the revenue, thereby creating a net loss for these jobs.

Customs brokerage services: Asean’s operations include a division that provides customs brokerage services. During the three months ended March 31, 2006, revenue from customs duty services was approximately $5.59 million. Direct and administrative costs, less a tax benefit of $14, totaled approximately $5.66 million. Taken together, this business segment of Asean incurred a loss of $54,000 for the first quarter of 2006.

Other Operating Expenses

Salaries and allowances

Salaries and salary related allowances for the three months ended March 31, 2006, increased 239% from $0.56 million to $1.90 million. These increases were attributable to normal increases in employee salaries at the beginning of 2006, and to increases in the number of operational staff and management personnel. WE China’s salary costs are included for a full three months for the period ended March 31, 2006, compared to only one and one-half months for the first quarter of last year. From the inception of its business in February 2005, WE China has added approximately 81 employees to our personnel headcount. With the acquisitions of WLG (US), ALI and Asean, the Group added a further 69 employees bringing our total headcount as of March 31, 2006, to 210 personnel.

Sales Commissions

Sales commissions payable by us during the three months ended March 31, 2006, were $31,000 compared to $29,000 for the same period in 2005, reflecting an increase of 7%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 204% from $51,000 for the three months ended March 31, 2005, to $155,000 in 2006. The increase was mostly due to the offices of our new subsidiaries, which were added to the Group in 2005. We have leased eight offices for our operations in China, and these offices only incurred rental expense from March 2005, except the Beijing office which began paying rent in February 2005. In addition, WLG (US) and ALI’s operations occupy three offices in the U.S., and we added two more office premises with the acquisition of Asean. WLG (US), ALI and Asean were all acquired after the first quarter of 2005.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $22,000 for the three months ended March 31, 2005 to $59,000 for the same period in 2006. This increase of $37,000 mainly related to the combined depreciation expense of nearly $29,000, which is attributable to the operations of WLG (US), ALI and Asean for the first quarter of 2006.

Amortization expense is attributable to the customer lists acquired in conjunction with the acquisitions of WLG (US), ALI and Asean. In connection with the acquisition of WLG (US), we recorded a customer list asset of $512,000 and are amortizing this cost on a straight-line basis over 5 years. Asean’s customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $164,000 was assigned to ALI’s customer list, which is being amortized over five years. During the three months ended March 31, 2006, amortization expense attributable to WLG (US), Asean and ALI was $25,614, $48,831 and $8,207, respectively. There was no amortization expense for the three months ended March 31, 2005.

Interest Expense

Interest expense increased from $4,000 for the three months ended March 31, 2005, to $92,000 for the same period in 2006. This increase is attributable to interest of $77,000 for the bank debt of Asean and interest of $11,000 attributable to bank debt of WLG (US).

Provision for Income Taxes

The provision for income taxes decreased from $40,000 for the three months ended March 31, 2005 to $26,000 for the same period in 2006 because of the losses incurred by Asean and ALI. Our U.S. operations of ALI and WLG (US) have a consolidated loss and no provision for income taxes is required for U.S. taxes or state income taxes, nor was any benefit given for their losses. Asean’s operations reported an operating loss for the three months ended March 31, 2006, and an income tax credit of approximately $50,000 was recorded by it.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, our operations generated net cash of approximately $1.37 million compared with $1.10 million of cash provided by operations for the three months ended March 31, 2005. In 2006, cash was provided by the following items: a decrease of trade receivables of about $2.21 million, an increase of accrued charges of $430,000, amortization and depreciation of $141,000, provision for bad debts of $74,000, decrease in current assets of $35,000 and other items totaling $3,000. Major components that used cash in the first quarter included a decrease in trade payables of $889,000, an increase in deposits and prepayments of $228,000, a net loss from operations of $255,000, a decrease in income tax payable of $76,000, and a net decrease in amounts owed to related parties of $74,000.

Net cash used by financing activities totaled about $579,000 for the three months ended March 31, 2006, compared with $755,000 net cash provided by financing activities for the same period in 2005. Cash provided for financing activities for the three months ended March 31, 2005, consisted primarily of a loan of $1.0 million from the Company’s Chief Executive Officer and controlling shareholder in March 2005, for the purchase of WLG (US). The loan was converted to Convertible redeemable preferred stock during the year ended December 31, 2005. Cash used by financing activities for the three months ended March 31, 2006, consisted primarily of the repayment of bank loans and overdraft facilities of $489,000 and $57,000, respectively. In addition, we repaid a capital lease obligation of $33,000.

As of March 31, 2006, we have provided bank guarantees to certain airlines in the amount of $514,000 as support for credit facilities provided to a subsidiary to allow it to make freight payments, which must be advanced to the airlines by the subsidiary prior to payments being received from its customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which in the aggregate total approximately $527,000. We also have given a bank guarantee of approximately $162,000 in favor of the owner of premises occupied by our subsidiary in Australia.

In April 2004, WEHK and WAE, ("The Hong Kong subsidiaries"), obtained a short-term bank loan of approximately $67,000, of which $45,000 was for the purchase of capital assets. The remaining $22,000 was used for general working capital purposes. This short-term bank loan was repaid in full by March 31, 2005. In October 2004, the Hong Kong subsidiaries obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. The interest rate on this loan was 6.75% per annum and the outstanding principal amount was approximately $132,000 as of March 31, 2006. In October 2005, the Hong Kong subsidiaries obtained an additional loan of approximately $129,000, and used the proceeds to pay income taxes and for general working capital purposes. By March 31, 2006, the principal amount of this loan had been reduced to approximately $87,000, and it carried an annual interest rate of 7.75%.

At March 31, 2006, WLG (US) owed $656,000 in bank debt for funds used by it for general working capital needs. This bank loan, which bore interest at the prime rate of 7.75% as of March 31, 2006, is secured by substantially all of the assets of WLG (US) and the personal guarantee of WLG (US)’s Chief Executive Officer. WLG (US)’s borrowings are subject to certain covenants, including the maintenance of its tangible net worth which must be at least $200,000 and debt service coverage of at least 1.2 to 1.0. WLG (US) was in violation of the debt service covenant as of December 31, 2005, but the violation was waived by its bank until the maturity date of the loan facility, which is August 2006.

Asean has a receivables loan facility of approximately $2.8 million which is secured by and based on its accounts receivable, and it also has an overdraft facility of $413,000. At March 31, 2006, Asean’s outstanding bank debt for both facilities was approximately $1.92 million, with an interest rate of approximately 10.85%. In addition to the charge over all of Asean’s accounts receivable, the bank also holds a first registered mortgage over all of Asean’s assets, and it has personal guarantees from each of the former shareholders of the company.

Part of our business plan is to make strategic acquisitions to help us expand our business on a global scale. In all likelihood, we will need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of new capital that may be required because the amount will vary with the size, type and nature of the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we do, completing the acquisitions of the target companies. Nor can there be any assurance that we would be successful in our efforts to raise additional capital in the form of either long-tem debt or equity.

Our approximate contractual cash obligations at March 31, 2006, are outlined in the table below which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $552,000 per month for coming twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations: Equipment lease and office rental obligations	$1,423	$657	$743	$23	$—

Other Obligations: Cargo space commitment	5,970	$5,970	—	—	—
Total Contractual Cash Obligations	$7,393	$6,627	$743	$23	$—

During the three months ended March 31, 2006 and 2005, we have not engaged in any:

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

Gross customs brokerage revenue is derived from services provided to facilitate the clearance of inbound cargo by the governmental customs authorities. Revenue is recognized upon completion of the brokerage clearance services and the clearance of the respective goods.

Other services include fees earned for the provision of terminal and documents handling services. These revenues are recognized upon completion of the services.

Recognition of Cost of Forwarding

The receipt of invoices for the cost of freight forwarding services are usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends, and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amount accrued. Any differences where the actual cost varies significantly from the accrual would require an adjustment at the time the actual amounts are known.

Accounting for Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, we are required to estimate actual current tax expense, identify permanent differences between financial income and taxable income, and assess temporary differences resulting from the differing treatment of items for income tax and accounting purposes. Temporary timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ (deficit) equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of March 31, 2006, other comprehensive income (loss) included approximately $6,000 of cumulative income from foreign currency translation.

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) provided companies with a choice to follow the provisions of SFAS 123 in determination of stock-based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include retrospective, prospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method only relates to the options that were issued prior to January 1, 2006 and have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company anticipates adopting the modified prospective method to account for stock options starting in 2006.

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the “Stock Plan”), for which the Board of Directors has authorized 4,000,000 shares of common stock to be reserved for future issuance under the Plan. In September 2005, the Company agreed the terms of an employment contract by which it committed to grant a stock option to an employee for the purchase of 200,000 shares of common stock pursuant to the Stock Plan, but no grant of an option to purchase these shares had been made as of March 31, 2006. Other than this commitment, as of March 31, 2006, the Company has not granted any other stock options, stock awards or committed to make any similar awards pursuant to this Plan.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. We expect many of these claims to be settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are ultimately responsible to our customers for any of these claims, we believe that such claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At March 31, 2006, and through the date of filing of this quarterly report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ending March 31, 2006, and through the date of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

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

WAKO LOGISTICS GROUP, INC.

Date: May 15, 2006	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer, ( Principal Executive Officer) and Director

Date: May 15, 2006	By:	/s/ David L. Koontz
David L. Koontz Chief Financial Officer, (Principal Financial Officer and Accounting officer)

Exhibit Index

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).
31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).