Form 10QSB
period 2006-06-30
WAKO LOGISTICS GROUP INC
filed 2006-08-14
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

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

As of August 11, 2006 the registrant had 25,390,080 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED JUNE 30, 2006

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		3 months ended June 30,		6 months ended June 30,
		2005	2006	2005	2006
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		8,424	13,363	14,923	25,258
Agency services		(444)	773	(820)	1,316
Other services		1,431	6,794	2,155	14,038

Total revenues		9,411	20,930	16,258	40,612

Operating expenses
Cost of forwarding		(7,638)	(17,496)	(13,386)	(34,031)
Selling and administrative expenses		(1,659)	(3,144)	(2,595)	(6,363)
Depreciation and amortization		(53)	(145)	(75)	(289)

Total operating expenses		(9,350)	(20,785)	(16,056)	(40,683)

Income / (Loss) from operations		61	145	202	(71)

Other income (expense)
Interest income		2	6	6	22
Interest expense		(22)	(90)	(26)	(182)
Other income, net		15	4	39	67

Income / (Loss) before income taxes		56	65	221	(164)

Provision for income taxes		(41)	(62)	(80)	(88)

Net Income / (Loss)		15	3	141	(252)

Dividend on preferred stock		-	(23)	-	(45)

Income / (Loss) applicable to common stock		15	(20)	141	(297)

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		-	4	-	10

Total comprehensive income / (loss)		15	(16)	141	(287)

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

Net Income / (Loss) per share:

Basic earnings / (loss) per share	2	0.00	(0.00)	0.01	(0.01)

Diluted earnings / (loss) per share	2	0.00	(0.00)	0.01	(0.01)

Weighted average common shares outstanding
Basic		20,641,000	25,390,080	20,541,000	25,390,080

Diluted		22,641,000	27,422,512	21,541,000	27,422,966

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2005 and June 30, 2006

(Dollars in thousands except share data and per share amounts)

		At December 31, 2005	At June 30, 2006
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,212	1,271
Restricted cash		282	319
Certificates of deposit, restricted		245	245
Trade receivables, net of allowance (2006 - $329; 2005 - $310)		10,446	9,293
Deposits, prepayments and other current assets		525	566
Due from related parties	5	542	479
Tax prepaid		67	56

Total current assets		13,319	12,229

Property, plant and equipment, net		850	786
Deferred tax assets		213	194
Intangible assets, net		2,105	1,940
Goodwill		2,588	2,588

Total assets		19,075	17,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		584	669
Trade payables		5,802	5,147
Accrued charges and other creditors		996	1,151
Bank loans - maturing within one year	3	2,870	2,537
Current portion of capital lease obligations		122	117
Due to related parties	5	46	25
Due to directors	5	325	235
Income tax payable		208	75

Total current liabilities		10,953	9,956

Non-current liabilities
Non-current portion of capital lease obligations		150	101
Other non-current liabilities		21	16

		171	117

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2005 and June 30, 2006

(Dollars in thousands except share data and per share amounts)

	At December 31, 2005	At June 30, 2006
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and nil issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1.5 million)	2	2
Common stock US$0.001 par value, 55 million shares authorized, 25,390,080 (At 12.31.2005: 25,390,080) shares issued and outstanding	25	25
Additional paid-in capital	6,714	6,714
Accumulated other comprehensive income	19	29
Employee benefit compensation	(8)	(8)
Retained earnings	1,199	902

Total stockholders' equity	7,951	7,664

Total liabilities and stockholders' equity	19,075	17,737

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
For the 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

	6 months ended June 30,
	2005	2006
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss)	141	(252)

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	49	119
Bad debts written off	-	76
Amortization of intangible assets	26	165
Other non-cash items	6	5

Changes in working capital:
Trade receivables	(681)	1,077
Deposits and prepayments	-	(45)
Due from related parties	193	34
Trade payables	764	(655)
Accrued charges and other creditors	(62)	156
Due to related parties	(53)	(20)
Due to directors	258	(90)
Income tax payable	63	(103)

Net cash provided by operating activities	704	467

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(137)	(53)
Acquisition of subsidiary	(1,000)	-
Due from related parties	93	29

Net cash used in investing activities	(1,044)	(24)
Cash flows from financing activities:
Restricted cash	(64)	(37)
Bank overdrafts	(137)	85
New bank loan	175	-
Bank loan repaid	(129)	(333)
Repayment of capital lease obligations	(1)	(54)
Dividend paid	-	(45)
Advance from a director	1,000	-

Net cash provided by (used in) financing activities	844	(384)

Net increase in cash and cash equivalents	504	59
Cash and cash equivalents at beginning of period	306	1,212

Cash and cash equivalents at end of period	810	1,271

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

1.	BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia, the United States and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

The Group acquired WLG (USA) in April 2005, and acquired ALI and Asean and established WLG (Aust) in the fourth quarter of 2005. Each of these company’s financial information is included in the Group’s consolidated financial statements for the three months and six months ended June 30, 2006. As of June 30, 2006, all subsidiaries are wholly owned. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of June 30, 2006, and for the three months and six months ended June 30, 2006 and 2005, have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s audited, consolidated financial statements for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The unaudited, interim, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, have been made. The results of operations for the three and six months ended June 30, 2006 and 2005, are not necessarily indicative of the operating results for the full year.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS / (LOSS) PER SHARE

Earnings / (Loss) per share were computed as follows:

	3 months ended June 30, 2005

	Income	Weighted average number of shares	Per share amount
			US$
Net income	15

Basic earnings per share
Income available to common stockholders	15	20,641,000	0.00

Diluted earnings per share
Income available to common stockholders	15	22,641,000	0.00

There are no anti-dilutive shares.

	6 months ended June 30, 2005

	Income	Weighted average number of shares	Per share amount
			US$
Net income	141

Basic earnings per share
Income available to common stockholders	141	20,541,000	0.01

Diluted earnings per share
Income available to common stockholders	141	21,541,000	0.01

There are no anti-dilutive shares.

	3 months ended June 30, 2006

	Income (Loss)	Weighted average number of shares	Per share amount
			US$
Net income	3

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Loss available to common stockholders	(20)	25,390,080	(0.00)

Effect of dilutive securities
Warrants	-	32,432
Convertible redeemable preferred stock	-	2,000,000

Diluted loss per share
Loss available to common stockholders
assuming conversion	(20)	27,422,512	(0.00)

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS / (LOSS) PER SHARE (CONTINUED)

	6 months ended June 30, 2006

	Income (Loss)	Weighted average number of shares	Per share amount
			US$
Net loss	(252)

Dividends on convertible redeemable preferred stock	(45)	2,000,000	0.02

Basic loss per share
Loss available to common stockholders	(297)	25,390,080	(0.01)

Effect of dilutive securities
Warrants	-	32,886
Convertible redeemable preferred stock	-	2,000,000

Diluted loss per share
Loss available to common stockholders
assuming conversion	(297)	27,422,966	(0.01)

There are no anti-dilutive shares.

3.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2005	At June 30, 2006
	US$	US$
		(unaudited)
Facilities granted
Committed line - bank guarantees	681	718
- overdraft facilities	425	425
- bank loans	3,520	4,250

Total committed bank facilities	4,626	5,393

The terms of the loan facilities, including the amounts, are agreed by the banks and the Group from time to time.

Bank guarantees of $551 will expire within one year but may be renewed as long as the Group makes available to the banks the amounts of collateral that are required to support each guarantee. The remaining bank guarantee of $167 and the overdraft facilities have no expiry date but may be terminated by either the bank or WLG giving 30 days notice. The bank loan facilities mature on various dates as follows: (i) $750 on August 1, 2006, (ii) $452 in October 2006, and (iii) $129 on December 24, 2006. The remaining loan facilities of $2,919 have no expiry date but may be terminated by giving 30 days notice.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

3. BANKING FACILITIES (CONTINUED)

	At December 31, 2005	At June 30, 2006
	US$	(unaudited)
		US$
Utilized
Committed line - bank guarantees	681	718
- overdraft facilities	425	425
- bank loans	2,870	2,537

Total bank facilities utilized	3,976	3,680

Bank guarantees of $551 are collateralized by cash of $564. The remaining bank guarantee of $167 is secured by (i) a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean. The overdraft facilities of $425 are secured by (i) a guarantee and Indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean.

For the total loan facility granted of $4,250, (i) $581 is unsecured and repayable within two years by monthly installments, (ii) $750 is secured by substantially all of the assets of WLG (US) and a personal guarantee provided by an employee of the Group, (iii) $2,919 is secured by accounts receivables of Asean and (iv) a registered mortgage charge over the assets of Asean and personal guarantees from the former shareholders of Asean. As of June 30, 2006, these bank loans carried interest rates of 7% to 10.85% per annum.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for obligations in effect as of June 30, 2006:

	At December 31, 2005	At June 30, 2006
	US$	(unaudited)
		US$

Within one year	626	592
Over one year but not exceeding two years	456	389
Over two years but not exceeding three years	282	174
Over three years but not exceeding four years	98	95
Over four years but not exceeding five years	47	-

Total operating lease commitments	1,509	1,250

Rent expense under operating leases for the 6 months ended June 30, 2005 and 2006, was $170 and $374, respectively.

Cargo space commitments

The Group has entered into written agreements with various commercial airfreight carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of June 30, 2006, the cost of the minimum amount of cargo space to be utilized for the coming twelve months is $4,616.

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business and generally relate to cargo that it arranges to have shipped and for other services performed for its customers. In most cases, such claims are covered by insurance carried by the Group.

As of June 30, 2006, the aggregate outstanding amounts claimed by third parties was approximately $22. It is the opinion of management that the disposition or ultimate resolution of such claims will not have a material, adverse effect on the financial position of the Group.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group

Christopher Wood (“CW”)	Shareholder and director of WLG
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006
Paul Pomroy (‘’PP’’)	Director of Asean and WLG (Aust) Pty Ltd
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“Asean”)	CW was a shareholder and director of Asean until June 25, 2004. On November 9, 2005, Asean became a subsidiary of the Group.
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Angus International Freight Pty Limited (“AIFP”)	PP is a director of AIFP
Warehouse Solutions International Pty Limited (“WSIP”)	PP is a director of WSIP
Asean Cargo Services (Old) Pty Limited (“ACSQ”)	PP is a director of ACSQ
Bettervale Pty Limited (“BPL”)	PP is a director of BPL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of June 30, 2006)
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC until Feb 2005 and then became dormant #	CW PY	50% 50%

Asean	Provision of sea freight and air freight forwarding services in Australia #	WLG (Australia) Pty Ltd	100%

ALI	Provision of sea freight and air freight forwarding services in the United States #	WLG (US)	100%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Property holding for letting to the Wako Group	CW	100%

#:
In the normal course of its business, the Group enters into agency agreements with various overseas agents so that both the Group and the overseas agents can jointly handle customer shipments on behalf of the other in both the port of loading and the port of destination.

Under these agency agreements, the Group and the overseas agents are obliged to perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition to the above, under the agency agreements, sometimes either the Group or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is solely determined by both the shipper and the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to raise an invoice to the other party for an amount attributable to it. The invoice amounts include the services fees earned and may also include the freight cost collected by the other party.

During the periods indicated, three of these overseas agents either were or are related parties. For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only acted as collection agents, are not shown as related party transactions. Likewise, the amounts that the related party overseas agents billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2005	At June 30, 2006
	US$	(unaudited)
		US$
Due from related parties (Note (i))
WLT	13	20
AIFP	190	171
ACSQ	179	181
WSIP	146	96
BPL	7	2
PP	7	9

	542	479

Due to related parties (Note (i))
ACSQ	24	24
WSIP	22	1

	46	25

Due to directors
CW	325	235

Notes:

(i)
With the exception of amounts due to directors, the amounts due from / to related parties are unsecured, interest-free and repayable on demand. Movements in these accounts during the periods covered by these financial statements represented mainly:

a)	amounts paid / collected on behalf of related parties;

b)	amounts paid / payable to and received / receivable from directors, including dividends; and

c)	handling income receivable / handling fees payable / rental payable and related settlements.

(ii)	Effective October 1, 2005, ALI and Asean became subsidiaries of the Group and the respective intercompany balances were eliminated in consolidation.

(iii)
Amounts due to directors are unsecured, interest free and repayable on demand, except for the Promissory Note, which prior to conversion to convertible redeemable preferred stock, did bear interest at the rate of 6% p.a.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WEC	ACSP	ALI	WLT	Total
	US$	US$	US$	US$	US$

January 1, 2005	208	-	97	11	316

Trade transactions	203	-	-	10	213
Expenses paid	128	-	-	-	128
Net settlements	(458)	-	-	(19)	(477)
Reclassified as non-related parties	-	-	(97)	-	(97)

June 30, 2005	81	-	-	2	83

	AIFP	ACSQ	WSIP	BPL	PP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$

January 1, 2006	189	156	124	7	7	13	496

Trade transactions	-	-	(27)	(71)	-	38	(60)
Net settlements	(19)	1	(2)	66	3	(31)	18

June 30, 2006	170	157	95	2	10	20	454

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions:
	3 months ended June 30		6 months ended June 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Handling income received/receivable
WEC	-	-	5	-
WLT	-	-	1	-

Handling fee paid/payable
WEC	-	-	16	-
WLT	-	1	-	2

Rental paid/payable
JWP	27	27	43	54

Summary of transactions during the periods with directors / shareholders:

CW
(unaudited)
US$
January 1, 2005	(733)
Advance	(1,325)
Expense/draws	68
June 30, 2005	(1,990)

January 1, 2006	(325)
Expense/repayment	90
June 30, 2006	(235)

Notes:

Expenses / loan repayment include amounts that were either paid directly to or for the benefit of CW.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	6 months ended June 30,
	2005	2006
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	26	182
Income taxes	-	124

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

7.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i) For the 3 months ended June 30, 2005 and 2006 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Elimination		Total
	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	4,957	7,143	4,454	8,205	-	5,582			9,411	20,930
Costs of forwarding/customs	(4,327)	(6,079)	(3,311)	(6,258)	-	(5,159)			(7,638)	(17,496)
Depreciation	(10)	(19)	(17)	(34)	-	(7)			(27)	(60)
Interest income	2	1	-	5	-	-			2	6
Interest expense	(3)	(25)	(5)	(37)	-	(28)			(8)	(90)
Other segment income	9	9	60	(5)	-	-	(54)		15	(4)
Other segment expenses	(592)	(959)	(1,083)	(1,640)	-	(386)	54		(1,621)	(2,985)
Taxation	(15)	(3)	(26)	(55)	-	(4)			(41)	(62)

	21	68	72	181	-	(2)			93	247
Corporate expenses									(78)	(244)
Net Income									15	3

Segment assets	3,436	6,130	4,073	5,568	-	1,473			7,509	13,171

Unallocated assets									1,254	4,566

Total assets									8,763	17,737

Property, plant and equipment - additions	23	6	48	18	-	3			71	27

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

7.	SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(ii) For the 6 months ended June 30, 2005 and 2006 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Elimination		Total
	2005	2006	2005	2006	2005	2006	2005	2006	2005	2006
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	9,079	13,339	7,179	16,096	-	11,177			16,258	40,612
Costs of forwarding/customs	(8,069)	(11,235)	(5,317)	(12,312)	-	(10,484)			(13,386)	(34,031)
Depreciation	(17)	(38)	(32)	(69)	-	(12)			(49)	(119)
Interest income	5	13	1	9	-	-			6	22
Interest expense	(5)	(47)	(7)	(84)	-	(51)			(12)	(182)
Other segment income	14	14	116	53	-	-	(91)	-	39	67
Other segment expenses	(915)	(1,926)	(1,712)	(3,456)	-	(695)	91	-	(2,536)	(6,077)
Taxation	(27)	(12)	(53)	(86)	-	10			(80)	(88)

	65	108	175	151	-	(55)			240	204

Corporate expenses									(99)	(456)
Net Income / (Loss)									141	(252)

Segment assets	3,436	6,130	4,073	5,568	-	1,473			7,509	13,171

Unallocated assets									1,254	4,566

Total assets									8,763	17,737

Property, plant and equipment - additions	50	16	87	31	-	5			137	52

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

7.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and six months ended June 30, 2006, and 2005, analyzed by geographical locations:

	3 months ended June 30,		6 months ended June 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	10	6	10	13
Asia and others	16	46	11	40
Australia	53	30	55	30
Europe	21	18	24	17

	100	100	100	100

(c)
The Group made sales during the three months and six months ended June 30, 2006, and 2005, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues). Sales to this customer as a percentage of total sales are as follows:

	3 months ended June 30,		6 months ended June 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%

Customer A	15	-	14	-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia, the United States and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”).

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of handling sea freight for its customers, both export and import, between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes and, more recently, in the trade lanes running from Asia to the U.S. and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is focused on handling air freight, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the U.S. and Europe.

All of our Asian business operations have been conducted through our two Hong Kong based subsidiaries since January 18, 2004, (the date we acquired WEHK and WAE) and through WE China, following the commencement of business by it in February 2005.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group’s parent company, Wako Logistics Group, Inc.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O’Neill (USA) LLC (“Kay O’Neill”), an Illinois limited liability company. Kay O’Neill is a U.S. based logistics business with offices in Des Plaines, Illinois, and Taylor, Michigan, and primarily serves U.S. based customers by providing services similar to those offered by the Group in Asia and elsewhere. On June 29, 2005, Kay O’ Neill changed its name to WLG (USA) LLC, and, with effect from the second quarter of 2006, is now using the name WLG (USA) LLC as part of the process of creating brand identity for the Group in the United States. In 2006, WLG (USA) registered to do business in Texas in the U.S.A., and is now conducting a business of providing services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies are permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualifies under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides both air and sea freight handling services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China’s three most important commercial centers: Beijing; Shanghai and Guangzhou.

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

In addition to our subsidiaries and branch offices, we also have working relationships with over 200 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, and the Middle East. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

We have obtained a listing for our shares of common stock, and our shares are traded on the Over the Counter Bulletin Board under the symbol WKOL.OB.

WLG does not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services required for forwarding freight on behalf of our customers. As part of our normal services, we will arrange for the pick up of a shipment at the customer’s location and either deliver the goods directly to a commercial carrier or to a third party warehouse where we may be engaged by our customers to provide certain value-added services, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, shipping warehouse, ship, or railway station. Then we may arrange for the customs clearance, pick up and delivery of the goods to the recipient’s location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Revenue derived from our freight forwarding services is based on the rates that we charge our customers for the movement of their freight from origin to destination and from the charges for value-added and other services, such as customs brokerage. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carrier’s charges. As a matter of industry practice, we are also liable for any claims for damages to a customer’s goods while they are in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since many shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for freight that may be lost, damaged or destroyed.

Gross revenues for our freight business, value added services and customs brokerage practice represent the total dollar value of the services we provide to our customers. Our costs for transportation and handling include only the direct cost of transportation, including ground transportation, rail, ocean, air and other related costs. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third parties.

Due to the volume of shipments we arrange, we are generally able to negotiate shipping rates that are better than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we pay may be reduced due to the increase in the freight volumes that we arrange to have shipped. As a result, our customers, by placing their freight shipments through us benefit from theses lower rates, and we, in turn, benefit by increasing our revenues.

A significant portion of our expenses for each of our business segments is variable and relates directly to the amount of business we book, or the services we provide. Direct transportation costs are our largest variable expense. Staff costs represent our second largest expense. Due to the nature of our business and, given our experience, we are generally able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, for short periods, we may not be able to reduce or increase our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to enable us to maximize the weight and cubic capacity for all of our shipments.

With the acquisition of Asean, we are now able to provide in-house customs brokerage services to our customers, but this business tends to be high volume and to have profit margins that are less than those of our traditional freight forwarding operations.

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from commercial air carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the minimum amount. In the past, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders that will pay us to use the excess cargo space that we are unable to fill. However, we are not able to require our customers to ship minimum amounts, and, as such, we can not pass this risk on to our customers.

Even though a majority of our costs are paid to third party carriers for the shipment of freight and are thus variable, we also have significant costs that in short periods, such as three months, are essentially the same as fixed costs.

Our business is seasonal, and, historically, the first two quarters of the calendar year have been our slowest periods. Because of the seasonality of our business and the level of fixed operating costs in the first half of 2006, our operating results for this period are less than the results we expect to record for the remaining quarters of calendar 2006. However, with the increase in sales of about $1.2 million over sales in the first quarter and the improvement in our gross profit margin during the second quarter of 2006, we have recorded net income before taxation of $65,000 for the three months ended June 30, 2006.

We completed two acquisitions in the fourth quarter of last year. The smaller of the two acquisitions, ALI, incurred an operating loss for both the first and second quarters of 2006. The second and larger acquisition, Asean, incurred an operating loss in the first quarter, but reported an operating profit for the second quarter of 2006. As part of the integration plans for Asean, an effort was undertaken by it to review its customer base with a view to eliminating low margin customers, and this has been done. In response to this work, Asean’s airfreight margins increased in the second quarter to 26%, compared to 17% for the same period in 2005. The operating losses of these two entities have negatively impacted our results for the first six months of 2006. The business of each of these companies is seasonal.

A number of factors, other than seasonality, contributed to the operating losses reported by ALI. And a number of steps have been taken to correct these. In the second quarter of 2006, we continued to implement a series of changes to improve the profitability of ALI. Management was replaced and substantially all of ALI’s administrative and customer service functions were moved to our Chicago office, which was able to absorb this work without increasing its staff. Steps are still underway to introduce new business to ALI and to improve its operating margins. With these improvements, ALI’s operating loss was reduced from nearly $103,000 in the first quarter to only about $30,000 for the second quarter of 2006.

WAE, which provides airfreight services from Hong Kong, incurred an operating loss in the second quarter of this year. This loss was unanticipated and resulted from both seasonal delays and a general downturn in the airfreight market for shipments from Hong Kong. Increasing fuel prices and fuel surcharges have discouraged customers from using air carriers to ship their goods.

During the first half of 2006, we continued to incur costs and management time to both integrate the three acquisitions made in 2005, and the new offices in China with the Group’s existing operations. These costs and the related time are a necessary part of the Group’s plan to grow its business, and are important to ensure that both the three new companies and the China offices become synergistic to the business of the Group.

Finally, our business has and may continue to be impacted by increasing fuel prices and political events, such as rising protectionism and trade tariffs, particularly between China and the U.S. and the on-going events in the Middle-East. One or all of these occurrences could negatively impact our sales and operating profits for the remainder of 2006.

We would caution that a full understanding of the changes that have occurred in 2005, as well as the changes that may occur in 2006, are needed to make a meaningful comparison of our 2006 results to those reported for 2005. We do not anticipate providing sales and profit projections until our new acquisitions and China offices are more fully integrated into the Group.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Total revenue for the three months ended June 30, 2006, increased approximately 122% compared with total revenue for the three months ended June 30, 2005, growing from approximately $9.41 million to $20.93 million, respectively. Approximately $0.83 million or 7% of this increase is attributable to the growth of our Hong Kong business. Revenues from our operations in China grew by $1.01 million over the same period last year, adding approximately 9% to the total increase. Revenue from WLG (USA) for the three months ended June 30, 2006, increased approximately $1.11 million, or 10%, mainly attributable to internal growth and from the operations of its new office in Michigan. ALI, which was acquired on October 1, 2005, added approximately $0.2 million in revenues, accounting for 2% of the total increase. The remaining increase of $8.37 million is from Asean in Australia, which, for reporting purposes, was considered as having been acquired on October 1, 2005.

Gross profit rose from $1.77 million in the three months ended June 30, 2005, to $3.43 million for an increase of $1.66 million for the three months ended June 30, 2006. Of this increase, our existing Hong Kong, China and WLG (USA) operations contributed $0.45 million. ALI and Asean added $1.21 million. The Group’s overall gross margin was 16.4% for the three months ended June 30, 2006, compared to 18.8% for the same period in 2005. The decrease is mainly due to the lower profit margin of Asean’s customs brokerage operations, which reported a gross margin of about 7.5% for the three months ended June 30, 2006.

During the three months ended June 30, 2006, our operating expenses increased to about $3.29 million, as compared to approximately $1.71 million for the three months ended June 30, 2005, for an increase of 92%. Selling and administrative costs increased by approximately 89% from $1.66 to $3.14 million. These cost increases are in line with the growth in our sales revenue and the additional operating costs attributable to the operations of ALI and Asean. We also incurred legal and other advisory expenses, as well as other public company administrative expenses, to permit the Group to meet various reporting and governance requirements to maintain our status as a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management staff, as well as for normal salary increases for our employees. See Salaries and Allowances below.

Amortization expense totaled approximately $85,000 for the three months ended June 30, 2006, compared to $26,000 for the same period in 2005. The increased amortization expense is attributable to the intangible assets recorded as part of the two acquisitions, ALI and Asean, completed in the fourth quarter of 2005.

After the provision for income taxes, the Group had net income of $3,000 for the three months ended June 30, 2006, compared to net income of $15,000 for the same period in 2005. Two of our subsidiaries, WAE and ALI reported net losses for the three months ended June 30, 2006. WAE’s loss, after a tax benefit of about $5,000, totaled approximately $25,000, and was mainly attributable to low freight volumes for air shipments caused by a softening in the market during the second quarter of 2006, as well as an increase in overhead when compared with the same period of 2005. ALI’s loss for the period was about $30,000 before deduction for amortization of $8,000, and represents an improvement over the loss of $103,000 reported by ALI for the first quarter of 2006.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended June 30, 2006, increased from approximately $4.96 million to $7.14 million, or approximately 44% when compared with the same period in 2005. Of this increase in revenues, approximately 2% is attributable to the growth of our Hong Kong business, improvements in our agency network and from the addition of new clients. As part of the development of our airfreight business in China, we signed space commitment agreements with airlines serving China to ensure space for shipments from this market. Taking this step increased business generated by WE China’s operations, accounting for 30% of the total growth of this segment. Revenues of WLG (USA) accounted for 19% of the growth in our airfreight business. ALI in the U.S., which was not part of the Group during the first half of 2005, contributed 3% of the growth. Asean, our subsidiary in Australia, which was acquired during the fourth quarter of 2005, accounted for the remaining growth in revenues of 46%.

Cost of sales for our airfreight forwarding operations increased by approximately 40%, from about $4.33 million to $6.08 million. This increase was due to an overall increase in freight traffic arranged by us, but more specifically, was attributable to the same factors described in the foregoing paragraph with respect to increases in sales revenue.

Gross profit margins increased from 12.7% for the three months ended June 30, 2005, to 14.8% for the same period in 2006. This increase was primarily attributable to the higher gross profit margins in Asean’s airfreight business, which reported gross margins of 25.9%, compared to 17.0% for the same period in 2005. The improvement in Asean's gross margin is a result of the company not retaining low margin business, hiring of an additional export representative in its Melbourne office whose efforts have improved sales and margins, and an improvement of profits sharing ratios with certain of its agents.

Total segment overhead attributable to our airfreight operations increased by approximately 64%, from approximately $609,000 for the three months ended June 30, 2005, to $996,000 for the same period in 2006. Approximately $292,000 of this increase is attributable to the overhead costs arising from the acquisitions of ALI and Asean. We have also added more resources to accelerate the development of WE China’s airfreight operations, causing its overhead to increase by $66,000. In addition, WLG (USA)’s overhead costs increased by approximately $10,000 to cope with the increase in its freight volumes. The overhead for Hong Kong’s business increased by approximately $19,000.

Net segment income for our airfreight operations totaled approximately $68,000 for the three months ended June 20, 2006, compared to net income of $21,000 in the prior period of 2005, an increase of $47,000. Asean and ALI’s operations accounted for approximately $13,000 in this increase of $47,000, and our China airfreight business added about $34,000 to this growth.

Sea freight operations: Revenues from sea freight operations for the three months ended June 30, 2006, increased approximately 84% when compared with 2005, growing from approximately $4.45 million to $8.21 million. Growth in our Hong Kong business accounted for 13% of the increase, and the revenues generated by WE China’s operations accounted for 16% of the growth. Revenues of WLG (USA) contributed 19% of the growth. In addition, Asean and ALI’s sea freight business, which we acquired in the fourth quarter of 2005, provided 52% of the increase in revenues.

Cost of sales for our sea freight operations increased 89% from $3.31 million for the three months ended June 30, 2005, to $6.26 million for the same period in 2006. The increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above.

Gross profit margins decreased from approximately 25.6% for the three months ended June 30, 2005, to 23.8% for the same period in 2006. The decrease is due to increasing freight costs and a lower profit margin attributable to ALI, which recorded a gross margin of 15.7% for the three months ended June 30, 2006.

Total segment overhead attributable to our sea freight business increased by approximately 65%, from approximately $1.07 million for the three months ended June 30, 2005 to $1.77 million for the same period in 2006. About $506,000 of this increase is attributable to the overhead costs added by the acquisitions of ALI and Asean. Overhead for WE China increased by $107,000 to cope with the increase in business in the PRC. In addition, WLG (USA)’s overhead expenses increased by approximately $82,000 to cope with its increase in freight volumes. There was no significant change in the overhead costs for our Hong Kong business.

Net segment income for our seafreight operations was approximately $181,000, compared to net income of $72,000 in the prior period of 2005. ALI recorded a loss of approximately $40,000, mainly attributable to low shipment volumes. The loss incurred by ALI was offset by the growth in the net incomes of our Hong Kong, China and US operations, which recorded a combined net income of $206,000. Asean contributed net income for this segment of approximately $15,000.

Customs brokerage services: Asean’s operations include a division that provides customs brokerage services. During the three months ended June 30, 2006, revenue from customs duty services totaled approximately $5.58 million. Direct and administrative costs, including taxation, also totaled $5.58 million for the period. Taken together, this business segment of Asean generated a net loss of $2,000 for the three months ended 2006.

Other Operating Expenses

Salaries and allowances

Salaries and salary related allowances for the three months ended June 30, 2006, increased 89% from $0.92 million to $1.74 million. These increases were attributable to normal increments in employee salaries at the beginning of 2006, and to increases in the number of operational staff and management personnel, mostly as a result of our acquisitions. The acquisitions of Asean and ALI and the start up of business in China added about 130 new employees to our headcount. As of June 30, 2006, we had 209 personnel.

Sales Commissions

Sales commissions payable by us during the three months ended June 30, 2006, were $39,000, compared to $29,000 for the same period in 2005, reflecting an increase of 34%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 97% from $110,000 for the three months ended June 30, 2005, to $217,000 in 2006. Four offices of WE China moved to larger offices near the end of 2005 in anticipation of increased business in China. In addition, WLG (USA) opened one additional office in the U.S. We added two offices with the acquisition of Asean and one more office following the acquisition of ALI.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $27,000 for the three months ended June 30, 2005, to $60,000 for the same period in 2006. This increase of $33,000 related to the combined depreciation expense attributable to the operations of ALI and Asean, which recorded depreciation expense of $1,000 and $19,000, respectively, and additional depreciation expense for computer and office equipment acquired during the period.

Amortization expense is attributable to the customer lists acquired in conjunction with the acquisitions of WLG (USA), ALI and Asean. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000 and are amortizing this cost on a straight-line basis over 5 years. Asean’s customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $164,000 was assigned to ALI’s customer list, which is being amortized over five years. During the three months ended June 30, 2006, amortization expense attributable to WLG (USA), Asean and ALI was $25,614, $48,831 and $8,207, respectively. WLG (USA) was acquired on April 1, 2005, and the amortization expense attributable to its customer list for the three months ended June 30, 2005, was $25,614.

Interest Expense

Interest expense increased from $22,000 for the three months ended June 30, 2005, to $90,000 for the same period in 2006. This increase is mainly attributable to interest of $76,000 for the bank debt of Asean.

Provision for Income Taxes

The provision for income taxes increased from $41,000 for the three months ended June 30, 2005, to $62,000 for the same period in 2006. The provision is attributable to $19,000 for Asean’s net income, $35,000 for Hong Kong’s seafreight operations and $13,000 for income in China, less a credit of $5,000 for a loss in Hong Kong’s airfreight business. Our U.S. operations of ALI and WLG (USA) have a consolidated operating loss and no provision for U.S. federal and state income taxes was required, and no benefit was given for their losses.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Total revenue for the six months ended June 30, 2006, increased approximately 150% compared with total revenue for the same period in 2005, growing from approximately $16.26 million to $40.61 million, respectively. Approximately $0.52 million or 2% of this increase is attributable to the growth of our Hong Kong business. Revenues from our operations in China, which commenced in February 2005, grew by $2.91 million over the same period last year, adding approximately 12% to the total increase. The acquisition of WLG (USA) in the U.S., which occurred on April 1, 2005, added revenues of approximately $3.41 million, or 14%, for the six months ended June 30, 2006. Our second U.S. acquisition, ALI, which was acquired on October 1, 2005, added approximately $0.65 million, accounting for 3% of the total increase. The remaining increase of $16.86 million in revenue is from Asean, our Australian subsidiary, which, for reporting purposes, was considered as having been acquired on October 1, 2005.

Gross profits rose from $2.87 million for the six months ended June 30, 2005, to $6.58 million for the same period in 2006, for an increase of $3.71 million. Of this increase, our Hong Kong operations contributed $0.22 million and our China operations and the three acquisitions completed in 2005 added $3.49 million. The Group’s overall gross margin was 16.2 % for the six months ended June 30, 2006, compared to 17.7% for the same period in 2005. This decrease in gross margin is mainly due to the lower profit margins for Asean’s customs service operations, which reported a gross margin of about 6.2% for the six months ended June 30, 2006.

During the six months ended June 30, 2006, our operating expenses increased to about $6.65 million, as compared to approximately $2.67 million for the six months ended June 30, 2005, for an increase of 149%. Selling and administrative costs increased by approximately 145% from $2.60 million to $6.36 million. These cost increases are in line with the increases in our sales revenue and the additional operating costs attributable to the operations of WE China, WLG (US), ALI and Asean. Adding to our operating costs was a bad debt of approximately $61,000 resulting from the bankruptcy of a major customer in the United Kingdom. Lastly, our administrative expenses increased as a result of the need to incur legal and other advisory expenses to permit the Group to meet the reporting and governance requirements to maintain our status as a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management staff, as well as for normal salary increases for our existing employees. See Salaries and Allowances below.

Amortization expense totaled approximately $170,000 for the six months ended June 30, 2006, as compared to $26,000 for the same period in 2005. Amortization expense of $165,000 is attributable to the intangible assets recorded as part of the three acquisitions completed during last year. For the first half of 2005, there was only three months’ amortization expense for WLG (USA), following its acquisition on April 1, 2005. The increase in amortization expense is attributable to the intangible assets recorded as part of the two acquisitions, ALI and Asean, completed at the start of the fourth quarter of 2005.

After the provision for income taxes, the Group incurred a loss of $252,000 for the six months ended June 30, 2006, compared to net income of $141,000 for the same period in 2005. WEHK, WE China, along with WLG (USA) in the U.S. all reported operating profits in the six months ended June 30, 2006. WAE had an after-tax loss of about $23,000 during the six months ended June 30, 2006. In addition, the two companies acquired in the fourth quarter of 2005, Asean and ALI, both reported after-tax losses for the six months ended June 30, 2006. Asean’s loss, before deduction for amortization expense of $98,000, was approximately $166,000, net of a tax benefit of $31,000. ALI’s loss, before deducting amortization expense of $16,000, was about $134,000. No tax benefit was recorded for ALI’s loss.

Segment Information

Airfreight operations: Revenue from airfreight operations for the six months ended June 30, 2006, increased from approximately $9.08 million to $13.34 million, or approximately 47% when compared with the same period in 2005. Of this increase in revenues, approximately 36% is attributable to the growth in the business generated from WE China’s operations. WLG (USA), which was acquired during the second quarter of 2005, contributed revenues equal to 22% of the growth. ALI’s operations in the U.S., which were not part of the Group during the first half of 2005, contributed revenues accounting for 2% of the growth. Our subsidiary in Australia, which was acquired during the fourth quarter of 2005, accounted for the remaining growth of 40%. Due to a softening in the general market for airfreight, the revenue of our Hong Kong operations recorded a decrease of about 14%.

Cost of sales for our airfreight operations increased by approximately 39%, from about $8.07 million to $11.24 million. This increase was due to an increase in freight traffic arranged by us, but, more specifically, is attributable to the same factors described in the foregoing paragraph with respect to increases in revenue.

Gross profit margins increased from 11.1% for the six months ended June 30, 2005 to 15.7% for the same period in 2006. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the airfreight business attributable to Asean, which reported gross margins of 21.8%. The gross margin of Asean is as a result of not retaining business with poor margins, hiring of an additional export representative in its Melbourne office whose efforts haves improved sales and margins, and an improvement of profit sharing ratios with certain of its agents.

Total segment overhead attributable to our airfreight operations increased by approximately 111%, from approximately $0.95 million for the six months ended June 30, 2005 to $2.0 million for the same period in 2006. Approxumately $579,000 of this increase is attributable to the overhead costs for the acquisitions of ALI and Asean. We have also added more resources to accelerate the development of WE China’s airfreight operations, which commenced in February, 2005, resulting in an increase of $0.36 million in overhead costs. In addition, WLG (USA)’s overhead costs increased by approximately $82,000 to cope with its increase in freight volumes. Overhead costs for our operations in Hong Kong increased by approximately $33,000.

Net segment income for our airfreight operations totaled approximately $108,000 for the first half of 2006, compared to net income of $65,000 in the prior period of 2005. Asean’s airfreight operations reported a loss of approximately $42,000 in the six months ended June 30, 2006, but this loss was offset by the growth in net income in our China airfreight business.

Sea freight operations: Revenues from sea freight operations for the six months ended June 30, 2006, increased approximately 124% when compared with the same period in 2005, growing from approximately $7.18 million to $16.10 million. Growth in our Hong Kong business accounted for 12% of the increase, and the revenues generated by WE China’s operations in the PRC accounted for 13% of the growth. Revenues of WLG (USA) in the U.S, which was not part of the Group until April 1, 2005, contributed 29% of the growth. In addition, Asean and ALI’s sea freight businesses, which we acquired in the fourth quarter of 2005, provided 40% and 6% of the increase in revenues, respectively.

Cost of sales for our sea freight operations increased 131% from $5.32 million for the six months ended June 30, 2005, to $12.31 million for the same period in 2006. This increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above.

Gross profit margins decreased from approximately 25.9% for the six months ended June 30, 2005 to 23.5% for the same period in 2006. The decrease is due to increasing freight rates and to lower profit margins attributable to ALI, which recorded a gross margin of only 11.1% for the six months ended June 30, 2006.

Total segment overhead attributable to our sea freight business increased by 115%, from approximately $1.69 million for the six months ended June 30, 2005, to $3.63 million for the same period in 2006. The increase is partially attributable to the acquisitions of ALI and Asean, which added overhead costs of $1.15 million to the Group. Overhead for WE China increased by $0.29 million to cope with the increase in its business. In addition, WLG (USA)’s overhead added approximately $0.49 million to the Group following its acquisition on April 1, 2005. Overhead costs in our Hong Kong businesses increased by only $22,000.

Net segment income for our seafreight operations was approximately $151,000 for the six month ended June 30, 2006, compared to net income of $175,000 in the prior period of 2005. ALI recorded a loss of approximately $137,000, mainly attributable to insufficient shipment volumes arranged by it during the first six months of 2006. ALI’s loss was offset by the growth in the net income of our Hong Kong, China and US operations, which together recorded net income of $357,000. Asean’s sea freight business recorded a loss of $69,000 during the six months ended June 30, 2006. Asean’s loss is partly due to seasonal factors as the first two quarters are historically the slowest season of the year, and to rate pressures due to a slowing of business in the Asia-Australian trade lanes.

Customs brokerage services: Asean’s operations include a division that provides customs brokerage services. During the six months ended June 30, 2006, revenue from customs duty services was approximately $11.18 million. Direct and administrative costs, net of a $10,000 tax benefit, totaled approximately $11.23 million. This business segment of Asean incurred a loss of $55,000 for the six months ended June 30, 2006.

Other Operating Expenses

Salaries and allowances

Salaries and salary related allowances for the six months ended June 30, 2006, increased 146% from $1.48 million to $3.64 million. This increase was attributable to normal increments in employee salaries given at the beginning of 2006, and to increases in the number of operational staff and management personnel. The acquisitions of Asean and ALI and the start up of business in China added about 130 new employees to our headcount. As of June 30, 2006, we had 209 personnel.

Sales Commissions

Sales commissions payable by us during the six months ended June 30, 2006, were $70,000 compared to $59,000 for the same period in 2005, reflecting an increase of 19%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 130% from $161,000 for the six months ended June 30, 2005, to $371,000 in 2006. We leased eight offices for our operation in China beginning February 2005, and four of these locations moved to larger offices near the end of 2005 in anticipation of a growth in business in the PRC during 2006. WLG (USA) opened one additional office in the U.S. Two more offices were added with the acquisition of Asean and one more office was added following the acquisition of ALI. Asean and ALI were acquired in the fourth quarter of 2005.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $49,000 for the six months ended June 30, 2005 to $118,000 for the same period in 2006. This increase of $69,000 is largely due to the combined depreciation expense of ALI and Asean, which totaled $40,000. The remaining increase is attributable to additional depreciation expense for the additions of office and computer equipment.

Amortization expense is mainly attributable to the customer lists acquired in conjunction with the acquisitions of WLG (USA), ALI and Asean. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean’s customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $164,000 was assigned to ALI’s customer list, and is being amortized over five years. During the six months ended June 30, 2006, amortization expense attributable to WLG (USA), Asean and ALI was $51,228, $97,663 and $16,414, respectively. WLG (USA) was acquired on April 1, 2005, and the amortization expense attributable to its customer list for the six months ended June 30, 2005 was $25,614.

Interest Expense

Interest expense increased from $26,000 for the six months ended June 30, 2005, to $182,000 for the same period in 2006. This increase is mainly attributable to interest of $153,000 for the bank debt of Asean.

Provision for Income Taxes

The provision for income taxes increased from $80,000 for the six months ended June 30, 2005 to $88,000 for the same period in 2006, mainly attributable to income recorded by our Hong Kong and China operations. Income tax of $72,000 and $52,000 was provided for the net income of Hong Kong’s seafreight business and China’s operations, respectively. The U.S. operations of ALI and WLG (USA) had a consolidated loss and no provision for U.S. federal or state income taxes was required, and no tax benefit was given for their losses. Hong Kong's airfreight business and Asean’s operations each reported an operating loss for the six months ended June 30, 2006. Income tax credits of approximately $31,000 and $5,000 were recorded by Asean and Hong Kong's airfreight operations, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2006, our operations generated net cash of approximately $467,000 compared with $704,000 of cash provided for the six months ended June 30, 2005. In 2006, cash was provided by the following items: a decrease in trade receivables of about $1.08 million, an increase of accrued charges of $156,000, amortization and depreciation of $289,000, provision for bad debts of $76,000 and a decrease in current assets of $34,000. Major components that used cash in the first six months included a decrease in trade payables of $655,000, an increase in deposits and prepayments of $45,000, a net loss from operations of $252,000, a decrease in income tax payable of $103,000, and a decrease in amounts owed to related parties of $110,000.

Net cash used by financing activities totaled about $384,000 for the six months ended June 30, 2006, compared with $844,000 net cash provided for the same period in 2005. Cash provided for financing activities for the six months ended June 30, 2005, consisted primarily of a loan of $1.0 million from the Company’s Chief Executive Officer and controlling shareholder in March 2005, for the purchase of WLG (USA). The loan was converted to convertible redeemable preferred stock during the fourth quarter of 2005. Cash provided by financing activities for the six months ended June 30, 2006, consists of an increase in bank overdrafts of $85,000. Cash used by financing activities for the six months ended June 30, 2006, consisted primarily of the repayment of bank loans and capital lease obligations of $333,000 and $54,000, respectively. In addition, we paid a dividend of $45,000 on our preferred stock. We also increased restricted cash and pledged deposits by $37,000 for bank guarantees used to support our airfreight business.

As of June 30, 2006, we have provided bank guarantees of $551,000 to certain airlines as support for credit facilities provided to a subsidiary to allow it to make freight payments, which must be paid to the airlines prior to payments being received from its customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which in the aggregate total approximately $564,000. We also have given a bank guarantee of approximately $167,000 in favor of the owner of the premises occupied by our subsidiary in Australia.

In April 2004, WEHK and WAE (“The Hong Kong Subsidiaries”) obtained a short-term bank loan of approximately $67,000, of which $45,000 was used for the purchase of capital assets. The remaining $22,000 was used for general working capital purposes. This short-term bank loan was repaid in full by June 30, 2005. In October 2004, the Hong Kong Subsidiaries obtained an additional bank loan of $449,000, which was used to pay income taxes, and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less 1 percent. The interest rate on this loan was 7% per annum and the outstanding principal amount was approximately $75,000 as of June 30, 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the proceeds to pay income taxes and for general working capital purposes. By June 30, 2006, the principal amount of this loan had been reduced to approximately $55,000, and it carried an annual interest rate of 8%.

At June 30, 2006, WLG (USA) owed $653,000 in bank debt for funds used by it for general working capital needs. This bank loan, which bore interest at the rate of 8.25% as of June 30, 2006, is secured by substantially all of the assets of WLG (USA) and the personal guarantee of WLG (USA)’s Chief Executive Officer. WLG (USA)’s borrowings are subject to certain covenants, including the maintenance of its tangible net worth which must be at least $200,000 and debt service coverage of at least 1.2 to 1.0. WLG (USA) was in violation of the debt service covenant as of December 31, 2005, but the violation was waived by its bank until the maturity date of the loan facility, which is August 1, 2006. Negotiations are underway with the bank to increase and renew this loan facility.

Asean has a receivables loan facility of approximately $2.9 million, which is secured by and based on its accounts receivable. It also has an overdraft facility of $426,000. At June 30, 2006, Asean’s outstanding bank debt for both facilities was approximately $2.18 million, with interest rates of approximately 8.4% for the overdraft facility and 10.85% for the receivables loan facility, respectively. In addition to a charge over all of Asean’s accounts receivable, the bank also holds a first registered mortgage over all of Asean’s assets, and it has personal guarantees from each of the former shareholders of the company.

Part of our business plan is to make strategic acquisitions as means of expanding our business on a global scale. In all likelihood, we will need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of new capital that may be required because the amount will vary with the size, type and nature of the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we do, there can be no certainty that we will be able to complete the acquisitions of the target companies. Nor can there be any assurance that we would be successful in our efforts to raise additional capital either in the form of long-tem debt or equity.

Our approximate contractual cash obligations as of June 30, 2006, are outlined in the table below which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $434,000 per month for coming twelve months.

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations: Equipment lease and office rental obligations	$1,250	$592	$563	$95	$-

Other Obligations: Cargo space commitment	$4,616	$4,616	-	-	-
Total Contractual Cash Obligations	$5,866	$5,208	$563	$95	$-

During the six months ended June 30, 2006 and 2005, we have not engaged in any:

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

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. We recognize revenue in this manner because, as a freight forwarder as distinguished from other logistics forwarders who may recognize revenues net of certain expenses as an agent, we are subject to credit risk, inventory/cargo risk, and insurance risk.

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carriers.

Airfreight revenues reflect income for shipments when we act as a freight consolidator. Ocean freight revenues reflect income for shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight-in-transit.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services.

Gross customs brokerage revenue is derived from services provided to facilitate the clearance of inbound cargo through relevant government authorities and the provision of logistics services for final delivery of the goods. Revenue is recognized upon completion of the broker clearance services and the clearance and delivery of the respective goods.

Other services include fees earned for the provision of terminal and documents handling services. These revenues are recognized upon completion of the services.

Recognition of Cost of Forwarding

The receipt of invoices for the cost of freight forwarding services is usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amount accrued. Any differences where actual costs vary significantly from the accrued costs would require an adjustment at the time the actual amounts are known.

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders’ equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of June 30, 2006, other comprehensive income (loss) included approximately $10,000 of cumulative income from foreign currency translation.

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

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the “Stock Plan”), for which the Board of Directors has authorized 4,000,000 shares of common stock to be reserved for future issuance under the Plan. In September 2005, the Company agreed the terms of an employment contract by which it committed to grant a stock option to an employee for the purchase of 200,000 shares of common stock pursuant to the Stock Plan, but no grant of an option to purchase these shares has been made. Other than this commitment, as of June 30, 2006, the Company has not granted any other stock options, stock awards or committed to make any similar awards pursuant to this Plan.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have a number of claims currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. We expect many of these claims to be settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are ultimately responsible to our customers for any of these claims, we believe that such claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At June 30, 2006, and through the date of filing of this quarterly report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ending June 30, 2006, and through the date of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

WAKO LOGISTICS GROUP, INC.

Date: August 14, 2006	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer, ( Principal Executive Officer) and Director

Date: August 14, 2006	By:	/s/ David L. Koontz
David L. Koontz Chief Financial Officer, (Principal Financial Officer and Accounting officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).