Form 10QSB
period 2006-09-30
WAKO LOGISTICS GROUP INC
filed 2006-11-13
CIK 1283236

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________

Commission File Number: 333-113564

WAKO LOGISTICS GROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0262555
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

200 Howard Avenue, Suite 232, Des Plaines, Illinois 60018
(Address of Principal Executive Offices)

(847) 294-1600
(Issuer's Telephone Number, Including Area Code)

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

As of November 10, 2006 the registrant had 25,390,080 shares of common stock, $.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-QSB

QUARTER ENDED SEPTEMBER 30, 2006

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2005. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		3 months ended September 30,		9 months ended September 30,
		2005	2006	2005	2006
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		11,163	13,169	25,335	38,428
Agency services		382	767	625	2,082
Other services		1,538	12,347	3,381	26,385

Total revenues		13,083	26,283	29,341	66,895

Operating expenses
Cost of forwarding		(10,656)	(22,271)	(24,042)	(56,303)
Selling and administrative expenses		(1,913)	(3,163)	(4,509)	(9,528)
Depreciation and amortization		(59)	(141)	(133)	(427)

Total operating expenses		(12,628)	(25,575)	(28,684)	(66,258)

Income from operations		455	708	657	637

Other income/(expense)
Interest income		2	6	8	28
Interest expense		(26)	(91)	(52)	(273)
Other income, net		35	5	74	72

Income before income taxes		466	628	687	464

Provision for income taxes		(142)	(225)	(222)	(313)

Net Income		324	403	465	151

Dividends on preferred stock		-	(23)	-	(68)

Income applicable to common stock		324	380	465	83

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		-	18	-	28

Total comprehensive income		324	398	465	111

Net Income per share:

Basic earnings per share	2	0.02	0.01	0.02	0.00

Diluted earnings per share	2	0.01	0.01	0.02	0.00

Weighted average common shares outstanding
Basic		20,641,000	25,390,080	20,575,066	25,390,080

Diluted		22,204,000	27,416,244	21,840,417	25,421,577

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2005 and September 30, 2006

(Dollars in thousands except share data and per share amounts)

		At December 31, 2005	At September 30, 2006
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,212	872
Restricted cash		282	372
Certificates of deposit, restricted		245	245
Trade receivables, net of allowance (2006 - $340 ; 2005 - $310)		10,446	10,984
Deposits, prepayments and other current assets		525	1,278
Due from related parties	5	542	213
Tax prepaid		67	77

Total current assets		13,319	14,041

Property, plant and equipment, net		850	799
Deferred tax assets		213	215
Intangible assets, net		2,105	2,093
Goodwill		2,588	2,588

Total assets		19,075	19,736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		584	922
Trade payables		5,802	5,860
Accrued charges and other creditors		996	1,388
Bank loans - maturing within one year	3	2,870	2,514
Current portion of capital lease obligations		122	125
Due to related parties	5	46	24
Due to directors	5	325	459
Income tax payable		208	291

Total current liabilities		10,953	11,583

Non-current liabilities
Non-current portion of capital lease obligations		150	72
Other non-current liabilities		21	16

		171	88

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2005 and September 30, 2006

(Dollars in thousands except share data and per share amounts)

	At December 31, 2005	At September 30, 2006
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and nil issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1.5 million)	2	2
Common stock $0.001 par value, 55 million shares authorized, 25,390,080 (At 12.31.2005: 25,390,080) shares issued and outstanding	25	25
Additional paid-in capital	6,714	6,714
Accumulated other comprehensive income	19	47
Employee benefit compensation	(8)	(5)
Retained earnings	1,199	1,282

Total stockholders' equity	7,951	8,065

Total liabilities and stockholders' equity	19,075	19,736

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
For the 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		9 months ended September 30,
		2005	2006
	Note	US$	US$
		(unaudited)	(unaudited)
Cash flows from operating activities:
Net income		465	151

Adjustments to reconcile net income to net cash used by operating activities
Depreciation		82	177
Stock based compensation		7	1
Bad debts written off		-	83
Amortization of intangible assets		51	249
Other non-cash items		6	-

Changes in working capital:
Trade receivables		(2,472)	(570)
Deposits and prepayments		(72)	(751)
Due from related parties		195	215
Trade payables		1,150	(105)
Accrued charges and other creditors		198	399
Due to related parties		(53)	(22)
Due to directors		-	(125)
Income tax payable		194	72

Net cash used in operating activities		(249)	(226)

Cash flows from investing activities:
Acquisitions of property, plant and equipment		(227)	(73)
Acquisition of subsidiary		(1,000)	-
Acquisition of operating assets of U.K. Division	7	-	(163)
Due from related parties		128	114

Net cash used in investing activities		(1,099)	(122)
Cash flows from financing activities:
Restricted cash		(64)	(90)
Bank overdrafts		236	338
New bank loan		325	-
Bank loan repaid		(185)	(356)
Repayment of capital lease obligations		-	(75)
Dividends paid		-	(68)
Due to directors		186	-
Advance from a director		1,000	259

Net cash provided by financing activities		1,498	8

Net increase/(decrease) in cash and cash equivalents		150	(340)
Cash and cash equivalents at beginning of period		306	1,212

Cash and cash equivalents at end of period		456	872

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

1. BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia, the United States, the United Kingdom and through a worldwide network of agents. WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”), Asean Logistics, Inc. (“ALI”) and WLG (UK) Limited (“WLG (UK)”), which is wholly-owned by WLG (UK) Holdings Limited (‘WLG UK Holdings”).

The Group acquired WLG (USA) in April 2005, and it acquired ALI and Asean and established WLG (Australia) Pty Limited (“WLG (Aust)”) in the fourth quarter of 2005. Each of these companies’ financial information is included in the Group’s consolidated financial statements for the three months and nine months ended September 30, 2006. In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to use as vehicles to make acquisitions and conduct business in the U.K. Effective September 15, 2006, WLG (UK) acquired all of the operating assets of a Manchester, UK division (“UK Division”) of a UK company. WLG (UK) now carries on the business of the UK Division, which includes air and sea freight forwarding and warehousing services, primarily for UK based customers.

As of September 30, 2006, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

The accompanying financial data as of September 30, 2006, and for the three months and nine months periods ended September 30, 2006, and 2005, have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations for the three and nine months ended September 30, 2006, and 2005, and cash flows for the nine months ended September 30, 2006, and 2005, have been made. The results of operations for the three and nine months ended September 30, 2006, and 2005, are not necessarily indicative of the operating results for the full year.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2. EARNINGS PER SHARE

Earnings per share were computed as follows:

	3 months ended September 30, 2005
	Income	Weighted average number of shares	Per share amount
			US$
Net income	324

Basic earnings per share
Income available to common stockholders	324	20,641,000	0.02

Diluted earnings per share
Income available to common stockholders	324	22,204,000	0.01

There are no anti-dilutive shares.

	9 months ended September 30, 2005
	Income	Weighted average number of shares	Per share amount
			US$
Net income	465

Basic earnings per share
Income available to common stockholders	465	20,575,066	0.02

Diluted earnings per share
Income available to common stockholders	465	21,840,417	0.02

There are no anti-dilutive shares.

	3 months ended September 30, 2006
	Income	Weighted average number of shares	Per share amount
			US$
Net income	403

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders	380	25,390,080	0.01

Effect of dilutive securities
Warrants	-	26,164
Convertible redeemable preferred stock		2,000,000

Diluted earnings per share
Income available to common stockholders
assuming conversion	403	27,416,244	0.01

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.  EARNINGS PER SHARE (CONTINUED)

	9 months ended September 30, 2006
	Income	Weighted average number of shares	Per share amount
			US$
Net income	151

Dividends on convertible redeemable preferred stock	(68)	2,000,000	0.03

Basic earnings per share
Income available to common stockholders	83	25,390,080	0.00

Effect of dilutive securities
Warrants	-	31,497

Diluted earnings per share
Income available to common stockholders
assuming conversion of Warrants	83	25,421,577	0.00

Common stock equivalents related to convertible redeemable preferred stock of 2,000,000 are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2006, because they have an anti-dilutive effect.

3. BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2005	At September 30, 2006
	US$	US$ (unaudited)
Facilities granted
Committed line - bank guarantees	681	774
- overdraft facilities	425	435
- bank loans	3,520	4,318

Total committed bank facilities	4,626	5,527

The terms of the loan facilities, including the amounts, are agreed by the banks and the Group from time to time.

Bank guarantees of $603 will expire within one year from September 30, 2006, but may be renewed as long as the Group makes available to the banks the amount of cash collateral that is required to support each guarantee. The remaining bank guarantee of $171 and the overdraft facilities have no expiry date but may be terminated by either the bank or WLG by giving 30 days notice. The bank loan facilities mature on various dates as follows: (i) $750 on October 1, 2006, (ii) $452 in October 2006, and (iii) $129 on December 24, 2006. The remaining loan facility of $2,987 is an on going facility that was renewed on 27 January, 2006. After 12 months from its renewal date, the facility may be terminated by either the bank or WLG giving 30 days notice.

For the total loan facility granted of $4,318, (i) $581 is unsecured and repayable within two years by monthly installments, (ii) $750 is secured by substantially all of the assets of WLG (US) and a personal guarantee provided by an employee of the Group, (iii) $2,987 is secured by accounts receivables of Asean and (iv) a registered mortgage charge over the assets of Asean and personal guarantees from the former shareholders of Asean. As of September 30, 2006, these bank loans carried interest rates of 7% to 11.35% per annum.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

3. BANKING FACILITIES (CONTINUED)

	At December 31, 2005	At September 30, 2006
	US$	(unaudited) US$
Utilized
Committed line - bank guarantees	681	774
- overdraft facilities	425	435
- bank loans	2,870	2,514

Total bank facilities utilized	3,976	3,723

Bank guarantees of $603 are collateralized by cash of $617. The remaining bank guarantee of $171 is secured by (i) a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean. The overdraft facilities of $435 are secured by (i) a guarantee and Indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

4. COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for obligations in effect as of September 30, 2006:

	At December 31, 2005	At September 30, 2006
	US$	(unaudited) US$
Within one year	626	547
Over one year but not exceeding two years	456	354
Over two years but not exceeding three years	282	130
Over three years but not exceeding four years	98	88
Over four years but not exceeding five years	47	11

Total operating lease commitments	1,509	1,130

Rent expense under operating leases for the 9 months ended September 30, 2005, and 2006, was $295 and $555, respectively.

Cargo space commitments

The Group has entered into written agreements with various commercial airfreight carriers pursuant to which the Group is committed to utilize a guaranteed minimum amount of cargo space each year. As of September 30, 2006, the cost of the minimum amount of cargo space to be utilized for the coming twelve months is $4,098.

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business and generally relate to cargo that it arranges to have shipped and for other services performed for its customers. In most cases, such claims are covered by insurance carried by the Group.

As of September 30, 2006, the aggregate outstanding amount claimed by third parties was approximately $22. It is the opinion of management that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group

Christopher Wood (“CW”)	Shareholder and director of WLG
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006
Paul Pomroy (‘’PP’’)	Director of Asean and WLG (Aust) Pty Ltd.
Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors
Asean Cargo Services Pty Ltd (“Asean”)	CW was a shareholder and director of Asean until June 25, 2004. On November 9, 2005, Asean became a subsidiary of the Group.
Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Angus International Freight Pty Limited (“AIFP”)	PP was a director of AIFP until May 1, 2006
Warehouse Solutions International Pty Limited (“WSIP”)	PP was a director of WSIP until May 1, 2006
Asean Cargo Services (Old) Pty Limited (“ACSQ”)	PP is a director of ACSQ
Bettervale Pty Limited (“BPL”)	PP is a director of BPL

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of September 30, 2006)
		Name of owner	% held

WEC	Provision of sea and air freight forwarding services in the PRC until Feb. 2005, and then became dormant #	CW PY	50% 50%

Asean	Provision of sea and air freight forwarding and customs brokerage services in Australia #	WLG (Aust)	100%

ALI	Provision of sea and air freight forwarding services in the United States #	WLG (USA)	100%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Property holding for renting to the Wako Group	CW	100%

# :
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

In addition to the above, under the agency agreements, sometimes either the Group or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is solely determined by either the shipper or the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to raise an invoice to the other party for an amount attributable to it. The invoice amounts include the services fees earned and may also include the freight cost collected by the other party.

During the periods indicated, one of these overseas agents is a related party (nine months ended September 30, 2005: three). For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only acted as collection agents, are not shown as related party transactions. Similarly, the amounts that the related party overseas agents billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2005	At September 30, 2006
	US$	(unaudited) US$
Due from related parties (Note (i))
WLT	13	18
AIFP	190	-
ACSQ	179	185
WSIP	146	-
BPL	7	-
PP	7	10

	542	213

Due to related parties (Note (i))
ACSQ	24	24
WSIP	22	-

	46	24

Due to directors (Note (ii))
CW	325	459

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

(ii)
Amounts due to directors are unsecured, interest free and repayable on demand, except for the Promissory Note, which prior to conversion to convertible redeemable preferred stock as of September 30, 2005, did bear interest at the rate of 6% p.a.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WEC	Asean	ALI	WLT	Total
	US$	US$	US$	US$	US$

January 1, 2005	208	-	97	11	316

Trade transactions	202	-	-	10	212
Expenses paid	128	-	-	-	128
Net settlements	(493)	-	-	(20)	(513)
Reclassified as non-related parties	-	-	(97)	-	(97)

September 30, 2005	45	-	-	1	46

	AIFP	ACSQ	WSIP	BPL	PP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$

January 1, 2006	189	156	124	7	7	13	496

Trade transactions	-	-	(27)	(71)	-	41	(57)
Net settlements	(189)	5	(2)	66	3	(36)	(153)
Reclassified as non-related parties	-	-	(95)	(2)	-	-	(97)

September 30, 2006	-	161	-	-	10	18	189

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions:

	3 months ended September 30		9 months ended September 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Handling income received/receivable
WEC	-	-	5	-
WLT	-	-	1	-

Handling fee paid/payable
WEC	-	-	16	-
WLT	-	-	-	2

Rental paid/payable
JWP	27	27	70	81

Summary of transactions during the periods with directors / shareholders:

CW
(unaudited)
US$
Balance as of January 1, 2005	(733)
Advance	(1,261)
Conversion to preferred stock	1,500
Expense/draws	76
Balance as of September 30, 2005	(418)

Balance as of January 1, 2006	(325)
Advance	(259)
Expense/repayment	125
Balance as of September 30, 2006	(459)

Notes:

Expenses / loan repayment include amounts that were either paid directly to or for the benefit of CW.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	9 months ended September 30,
	2005	2006
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	52	273
Income taxes	29	190

7. ACQUISITION OF BUSINESS OF UK DIVISION

On September 15, 2006, WLG’s wholly owned second tier UK subsidiary, WLG (UK), entered into a Purchase Agreement (“Agreement”) with the Administrators acting for a U.K. company (“UK Co.”) pursuant to which WLG (UK) acquired in an all cash transaction (the “Transaction”) certain of the assets of UK Co.’s business located in Manchester, United Kingdom, (“UK Division”).

WLG (UK) acquired the assets of UK Division on an “as is” and “where is” basis and received no warranties or other representations customarily provided in normal purchase transactions. UK Co. had been placed in administration under United Kingdom law (similar to a bankruptcy filing in the United States) on September 11, 2006, and, at the time of the Transaction, was under the legal control of the Administrators, who were acting for UK Co. As such, the Administrators made no representations nor provided any warranties of substance to WLG (UK).

WLG (UK) paid GBP 80,000 (approximately US$150,000, the “Purchase Price”) for the acquisition of certain tangible assets, work-in-progress (“WIP”) and intangible assets including the customer list of UK Division. Except for certain liabilities related to the WIP, which included certain “duress” liabilities to creditors and past due employee salaries and wages, WLG (UK) did not assume any other liabilities of UK Division. As part of the Agreement, WLG (UK) is to be paid a fee to collect the outstanding receivables of UK Co., all of which were retained by the Administrators for the benefit of the creditors of UK Co.

Following the Transaction, all of UK Division’s management and key employees joined WLG (UK), including certain employees that worked in UK Co.’s London headquarters. At the time of the Transaction, WLG made an oral commitment to provide a profit sharing arrangement to certain of UK Division’s key employees. As contemplated, the profit-sharing arrangement will run for three years and will give these key employees the right to receive WLG shares based on the profitability of UK Division.

UK Co. began business in February 2006, and is the successor to a UK company that ceased business in February 2006, also as a result of being placed in administration. Prior to being in placed in administration, UK Division provided a full range of cargo management and logistics services to its customers, including freight-forwarding, customs clearances and warehouse facilities, with a large concentration of its business in the trade lanes that run to the UK from Asia and the Indian subcontinent. WLG and UK Division had worked together prior to the Transaction, providing freight forwarding and logistics services to the customers of each. WLG (UK) now carries on the business of UK Division.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

7. ACQUISITION OF BUSINESS OF UK DIVISION (CONTINUED)

The acquisition of UK Division has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG (UK) has allocated the Purchase Price to the tangible assets, liabilities and intangible assets acquired, based on the fair value of the net assets at the effective date of the acquisition. At September 15, 2006, the fair value of identifiable assets, less the fair value of liabilities of UK Division, was approximately $163, which comprised gross assets of approximately $326, including an intangible asset for customer relationships of $236, less total liabilities of about $163. The intangible asset is being amortized over a period of five years. No goodwill has been recorded in connection with the acquisition of UK Division. UK Division has been through two bankruptcies in the U.K during 2006, (February and September) and, as such, it is unlikely that any goodwill attaches to this business.

Net assets acquired of:
US$

Property, plant and equipment, net	38
Work in progress	52
Trade and other payables	(163)
Intangible assets	236

Net assets	163

Cash consideration	152
Other costs capitalized	11

Total consideration	163

Goodwill arising on acquisition	-

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8. SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i) For the 3 months ended September 30, 2005, and 2006 (unaudited):

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2005	2006	2005	2006	2005	2006	2005	2006
	US$	US$	US$	US$	US$	US$	US$	US$
Revenue	6,604	7,501	6,479	11,943	-	6,839	13,083	26,283
Costs of forwarding/customs	(5,557)	(6,465)	(5,099)	(9,469)	-	(6,337)	(10,656)	(22,271)
Depreciation	(14)	(17)	(19)	(35)	-	(6)	(33)	(58)
Interest income	1	3	1	3	-	-	2	6
Interest expense	(5)	(17)	(6)	(47)	-	(27)	(11)	(91)
Other segment income	25	1	11	4	-	-	36	5
Other segment expenses	(800)	(887)	(1,036)	(1,758)	-	(387)	(1,836)	(3,032)
Taxation	(61)	(55)	(81)	(144)	-	(26)	(142)	(225)

Net income before parent company expenses	193	64	250	497	-	56	443	617
Allocation of parent company expenses							(119)	(214)
Net income							324	403

Segment assets	5,684	5,812	3,353	7,499	-	1,715	9,037	15,026

Unallocated assets							1,234	4,710

Total assets							10,271	19,736

Property, plant and equipment - additions	44	7	46	10	-	3	90	20

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8. SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(ii) For the 9 months ended September 30, 2005, and 2006 (unaudited):

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2005	2006	2005	2006	2005	2006	2005	2006
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	15,683	20,830	13,658	28,049	-	18,016	29,341	66,895
Costs of forwarding/customs	(13,626)	(17,691)	(10,416)	(21,791)	-	(16,821)	(24,042)	(56,303)
Depreciation	(31)	(54)	(51)	(103)	-	(19)	(82)	(176)
Interest income	6	16	2	11	-	1	8	28
Interest expense	(10)	(64)	(13)	(131)	-	(78)	(23)	(273)
Other segment income	38	15	35	56	-	1	73	72
Other segment expenses	(1,715)	(2,812)	(2,656)	(5,213)	-	(1,083)	(4,371)	(9,108)
Taxation	(87)	(67)	(135)	(230)	-	(16)	(222)	(313)

Net income before parent company expenses	258	173	424	648	-	1	682	822

Allocation of parent company expenses							(217)	(671)
Net income							465	151

Segment assets	5,684	5,812	3,353	7,499	-	1,715	9,037	15,026

Unallocated assets							1,234	4,710

Total assets							10,271	19,736

Property, plant and equipment - additions	94	23	133	41	-	9	227	73

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8. SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and nine months ended September 30, 2006, and 2005, analyzed by geographical locations:

	3 months ended September 30,		9 months ended September 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	14	13	12	12
Asia and others	12	45	12	45
Australia	56	28	55	28
Europe	18	14	21	15

	100	100	100	100

(c)
The Group made sales during the three months and nine months ended September 30, 2005, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues). Sales to this customer as a percentage of total sales are as follows:

	3 months ended September 30,		9 months ended September 30,
	2005	2006	2005	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%

Customer A	12	-	13	-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC”, or “China”), Australia, the United States, the United Kingdom and through a worldwide network of agents. WLG's business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Asean Cargo Services Pty Limited (“Asean”) Asean Logistics, Inc. (“ALI”) and WLG (UK) Limited (“WLG UK”), which is wholly-owned by WLG (UK) Holdings Limited (‘WLG UK Holdings”).

Wako Logistics Inc. was incorporated in Delaware on December 2, 2003, and, on January 8, 2004, changed its name to Wako Logistics Group, Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill is a U.S. based logistics business with offices in Des Plaines, Illinois, and Taylor, Michigan, and primarily serves U.S. based customers by providing services similar to those offered by the Group in Asia and elsewhere. On June 29, 2005, Kay O' Neill changed its name to WLG (USA) LLC, and, with effect from the second quarter of 2006, is now using the name WLG (USA) LLC as part of the process of creating brand identity for the Group in the United States. In 2006, WLG (USA) registered to do business in Texas in the U.S.A., and is now conducting a business of providing services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies are permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualifies under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides both air and sea freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in California in September 1999 and based in Torrance, California. ALI is a non-asset based freight forwarding company and provides traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD, completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984, and based in Sydney, Australia, Asean also has an office in Melbourne and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG UK Holdings as a first tier subsidiary and WLG UK as a second tier subsidiary, to use as vehicles to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG UK acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. As such, WLG UK purchased for cash the operating assets of UK Division on a “as is” and “where is” basis from the court appointed Administrator. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG UK. Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

In addition to our subsidiaries and branch offices, we also have working relationships with over 200 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, and the Middle East. As a result, we are represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

We have obtained a listing for shares of our common stock, and these shares are traded on the Over the Counter Bulletin Board under the symbol WKOL.OB.

WLG does not own or operate any aircraft, ships, river barges or railroads. We contract with commercial freight air carriers, ships, river barges and railroads to provide the transportation services required for forwarding freight on behalf of our customers. As part of our normal services, we will arrange for the pick up of a shipment at the customer's location and either deliver the goods directly to a commercial carrier or to a third party warehouse where we may be engaged by our customers to provide certain value-added services, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, shipping warehouse, ship, or railway station. Then we may arrange for the customs clearance, pick up and delivery of the goods to the recipient's location, or we may store the goods and provide warehouse services for later delivery to locations designated by the customer. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. As a result of the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Revenue derived from our freight forwarding services is based on the rates that we charge our customers for the movement of their freight from the point of origin to destination and from the charges for value-added and other services, such as customs brokerage. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carrier's charges. As a matter of industry practice, we are also liable for any claims for damages to a customer's goods while they are in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since many shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for freight that may be lost, damaged or destroyed.

Gross revenues for our freight business, value added services and customs brokerage practice represent the total dollar value of the services we provide to our customers. Our costs for transportation and handling services include only the direct cost of transportation, including ground transportation, rail, ocean, air and other related costs. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profit (gross revenues less the direct costs of transportation, handling and related services) is a good indicator of our ability to source, add value and resell transportation and other services that are provided by third parties.

Due to the volume of shipments we arrange and our knowledge of the logistics industry, we are generally able to negotiate shipping rates that are better than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we negotiate may be reduced due to the increase in the freight volumes that we arrange to have shipped. As a result, our customers, by placing their freight shipments through us, benefit from theses lower rates, and we, in turn, benefit by increasing our revenues.

A significant portion of our expenses for each of our business segments is variable and relates directly to the amount of business we book, or the services we provide. Direct transportation costs are our largest variable expense. Personnel costs represent our second largest expense. Due to the nature of our business and, given our experience, we are generally able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, for short periods, we may not be able to reduce or increase our staff levels to adjust for unexpected peaks and downturns in our business. We also have other significant costs that in short periods, such as three to six months, are essentially the same as fixed costs. Such costs include normal operating expenses such as rent, insurance. computer and other costs.

We also derive a significant portion of our freight revenues from the consolidation of cargo for shipment by air. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to maximize the weight and cubic capacity for all of our shipments.

With the acquisition of Asean, we are now able to provide in-house customs brokerage services to our customers, but this business tends to be high volume and to have profit margins that are less than those of our traditional freight forwarding operations.

A substantial portion of our costs are incurred pursuant to contracts for the advance purchase of cargo space from commercial air carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of cargo space we guarantee, even if we do not use the space. Generally, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders that will pay us to use the excess cargo space that we are unable to fill. However, we are not able to require our customers to ship minimum amounts, and, as such, we can not pass this risk on to our customers. See segment information for three months ended September 30, 2006.

Our business is seasonal, and, historically, the first two quarters of the calendar year are our slowest periods. Because of the seasonality of our business and the level of our fixed operating costs, our operating results for the first half of the year are less than the results we expect to record for the remaining quarters of calendar 2006. As an example, the total revenues and net income for the quarter ended September 30, 2006, were approximately $26.3 million and $0.40 million, respectively. This compares to revenues of $40.6 million and a net loss and of $0.25 million reported for the first six months of 2006.

We completed two acquisitions in the fourth quarter of last year. The business of each of these companies is seasonal, as is the business of the other companies in the Group. The smaller of the two acquisitions, ALI, has incurred an operating loss totaling $162,000 for the first three quarters of 2006, which has negatively impacted our results for this year. The second and larger acquisition, Asean, incurred an operating loss in the first three months of 2006, but has reported operating profits for the second and third quarters of 2006.  Asean reported a net operating loss of $166,000 for the first six months, and for the third quarter of 2006, reported a net profit of $171,000, giving it a year to date net income of $5,000. As part of the integration plans for Asean, efforts were undertaken by it to review its customer base with a view to eliminating low margin customers, and this has been on-going throughout 2006, with the biggest gains in its gross margin starting to occur in the second quarter of 2006.

A number of factors, other than seasonality, have contributed to the operating losses reported by ALI, and we have taken steps to eliminate these. For example, during 2006, ALI’s management was replaced and substantially all of its administrative and customer service functions were moved to our Chicago office, which was able to absorb this work without increasing the number of its staff. Steps are still underway to introduce new business to ALI and to improve its operating margins. With these improvements, ALI's operating loss was reduced from nearly $103,000 in the first quarter to about $30,000 each for the second and third quarters of 2006. Reviewing the profitability and prospects of ALI will continue with a view to taking further actions if ALI continues to report losses.

WAE, which provides airfreight services from Hong Kong, has incurred operating losses in each of the first three quarters of this year. Because WAE has been profitable for many years, these losses were unanticipated. In general, WAE’s operating losses resulted from both seasonal delays and a general downturn in the airfreight market for shipments from Hong Kong. In addition, increasing fuel prices and fuel surcharges have continued to discourage customers from using air carriers to ship their goods. All of this has been exacerbated by the fact the air freight business has become extremely competitive in the Hong Kong market.

During the first three quarters of 2006, we continued to incur management costs and time to integrate the three acquisitions made in 2005, and the new offices in China into the Group's existing operations. These costs and the related time are necessary parts of the Group's plan to grow its business, and are important to ensure that both the new companies and the China offices become synergistic to the business of the Group. In addition, we have explored fund-raising opportunities and have actively pursued four acquisitions during the first three quarters of 2006, all of which are a part of our efforts to execute our business plan. In September 2006, we completed one of the four acquisitions and, as of the date of this report, are working on closing a second acquisition, but there can be no assurance that we will be successful in doing so. While not certain, it is likely that we will not continue to pursue the other two acquisition candidates.

Finally, our business has and may continue to be impacted by increasing fuel prices and political events, such as rising protectionism and trade tariffs, particularly between China and the U.S. and the on-going political events in Asia and the Middle-East. One or all of these factors could negatively impact our revenues and operating profits for the remainder of 2006.

We would caution that a full understanding of the changes that occurred in 2005, as well as the changes that are taking place in 2006, is needed to make a meaningful comparison of our 2006 results to those reported for 2005. We do not anticipate providing sales and profit projections until our new acquisitions and China offices are more fully integrated into the Group.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

Total revenue for the three months ended September 30, 2006, increased approximately 101% for an increase of $13.2 million, compared with total revenue for the three months ended September 30, 2005, growing from about $13.08 million to $26.28 million. Revenues from our operations in China grew by $0.88 million over the same period last year, adding approximately 6% to the total increase. Revenue from WLG (USA) for the three months ended September 30, 2006, increased approximately $1.59 million, adding 12% to the increase in total revenues. The growth in WLG (USA)’s revenues is attributable to internal growth of its existing business. ALI, which was acquired on October 1, 2005, added approximately $0.14 million in revenues, accounting for 1% of the total increase. The remaining increase of $11.03 million was provided by Asean in Australia, which, for reporting purposes, was considered as having been acquired on October 1, 2005. Due to a weakening of the airfreight business in Hong Kong, the revenue from our Hong Kong air operations decreased by $ 0.42 million, from $4.25 million in the third quarter of last year to $3.83 million for the three months ended September 30, 2006.

Gross profit rose from $2.43 million in the three months ended September 30, 2005, to $4.01 million for an increase of $1.58 million for the three months ended September 30, 2006. Of this increase, our Hong Kong and China operations added $0.29 million, and WLG (USA) contributed $0.09 million. Asean and ALI, the two acquisitions made in the fourth quarter of 2005, contributed gross profit of $1.42 million and $0.02 million, respectively. WAE reported a decrease in gross profit of $0.24 million for the three months ended September 30, 2006, compared with same period last year. The Group's overall gross margin was 15.3% for the three months ended September 30, 2006, compared to 18.6% for the same period in 2005. The decrease is mainly due to the lower profit margin of Asean's customs brokerage operations, which reported a gross margin of about 7.3% for the three months ended September 30, 2006, and to a reduction in the gross margin of Hong Kong’s air freight operations, which reported a gross margin of 5.6% for the third quarter of 2006, compared to 10.7% for the same period in 2005.

During the three months ended September 30, 2006, our total operating expenses increased to about $3.30 million, as compared to approximately $1.97 million for the three months ended September 30, 2005, for an increase of nearly 68%. Of this increase, salaries and employee costs increased from $1.20 million to $2.22 million, and all other selling and administrative expenses increased from $0.71 million to $0.94 million. Amortization and depreciation increased from $0.06 million to $0.14 million for an increase of 133%. Of the total increase in operating expenses of $1.33 million, approximately $1.27 million is attributable to the acquisitions made in 2005 and about $0.11 is related to the new business commenced in China. There was a small reduction in operating costs of about $46,000 in the other Group companies for the third quarter of 2006, compared to the same period in 2005. See discussion of Operating Expenses below.

After the provision for income taxes, the Group had net income of $403,000 for the three months ended September 30, 2006, compared to net income of $324,000 for the same period in 2005. Two of our subsidiaries, WAE and ALI, reported operating losses for the three months ended September 30, 2006. WAE's loss of approximately $95,000 was mainly attributable to low freight volumes, reduced selling rates and rising fuel costs for air shipments. ALI's loss for the period was about $28,000 and represents an improvement over the losses of $103,000 and $30,000 reported by ALI for the first and second quarters of 2006, respectively. All other operating companies in the Group reported net operating profits for the third quarter.

Segment Information

Airfreight operations: Revenue from airfreight operations for the three months ended September 30, 2006, increased from approximately $6.60 million to $7.50 million, or approximately 14% when compared to the same period in 2005. Of this increase, approximately 2% is attributable to the growth in WE China's operations. Revenues of WLG (USA) accounted for 4% of the growth, and ALI, also in the U.S., which was not part of the Group during the first three quarters of 2005, contributed 1% to the growth in revenues. Asean, our subsidiary in Australia, which was acquired during the fourth quarter of 2005, accounted for the remaining growth in revenues, or 93%. The increase in revenues of $0.9 million is net of a reduction of $0.4 million in revenues recorded by our Hong Kong airfreight business, which represented a decline in its revenues of 10%.

Cost of sales for our airfreight forwarding operations increased by approximately 16%, from about $5.56 million to $6.47 million. This increase was due to an overall increase in freight traffic arranged by us, but was also caused by higher costs charged by the airlines, consisting mainly of additional fuel charges.

Gross profit margins decreased from 15.8% for the three months ended September 30, 2005, to 13.7% for the same period in 2006. This decrease was primarily attributable to the higher costs charged by the airlines which we were not able to fully pass on to our customers, and to the cost of guaranteed cargo space for Hong Kong shipments that we were unable to use or to resell at a price sufficient to maintain our normal gross margin.

Total segment overhead attributable to our airfreight operations increased by approximately 14%, from $854,000 for the three months ended September 30, 2005, to $972,000 for the same period in 2006. Substantially all of this increase is attributable to the overhead costs of ALI and Asean, both of which were acquired in the fourth quarter of 2005. The overhead of WAE decreased by $11,000, and the overhead of WE China increased by about $20,000. In addition, the overhead expenses allocated to WLG (USA)'s airfreight business decreased by approximately $138,000 due to a disproportionate increase in WLG (USA)’s sea freight revenues.

Net segment income for our airfreight operations totaled approximately $64,000 for the three months ended September 30, 2006, compared to net income of $193,000 in the prior period of 2005. The decrease is mainly attributable to the losses incurred in the airfreight operations of WAE and ALI, which were $95,000 and $17,000, respectively

Sea freight operations: Revenues from sea freight operations for the three months ended September 30, 2006, increased by approximately $5.46 million, or 84%, when compared with 2005, growing from approximately $6.48 million to $11.94 million. Growth in our Hong Kong business accounted for 1% of the increase, and the revenues generated by WE China accounted for 16% of the growth. Revenues of WLG (USA) contributed 28% of the growth. In addition, Asean and ALI's sea freight business, which we acquired in the fourth quarter of 2005, provided 55% of the increase in revenues, most of which is attributable to Asean.

Cost of sales for our sea freight operations increased by $4.38 million, or 86%, from $5.09 million for the three months ended September 30, 2005, to $9.47 million for the same period in 2006. The increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above, as well as higher freight costs during the peak shipping seasons that we were unable to fully charge back to our customers.

Gross profit margins decreased from approximately 21.5% for the three months ended September 30, 2005, to 20.7% for the same period in 2006. The decrease is due to higher freight costs charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by approximately 73%, from $1.13 million for the three months ended September 30, 2005, to $1.98 million for the same period in 2006. About $602,000 of this increase is attributable to the overhead costs added by the acquisitions of ALI and Asean. WE China’s overhead increased by $96,000 to handle the increase in business in China. WLG (USA)'s overhead expenses increased by approximately $160,000 to cope with an increase in its freight business. Overhead costs for our Hong Kong business decreased by about $13,000.

Net segment income for our sea freight operations totaled approximately $497,000, compared to net income of $250,000 for the same period of 2005, for an increase of nearly 100%. Net income was up for all Group companies, except ALI. Our Hong Kong, China and US operations recorded a combined net income of $439,000, and Asean contributed net income for this segment of approximately $69,000. ALI reported a net loss of $11,000 for this quarter.

Customs brokerage services:  Asean's operations include a division that provides customs brokerage services. During the three months ended September 30, 2006, revenue from Asean’s customs duty services totaled approximately $6.84 million. Direct and administrative costs, including taxation, totaled $6.78 million for the period. Taken together, this business segment generated a net operating profit of about $56,000 for the three months ended 2006.

Operating Expenses

Salaries and employee costs

Salaries and personnel related allowances for the three months ended September 30, 2006, grew 85% from $1.20 million to $2.22 million, for an increase of $1.02 million. Most of this increase is attributable to the payroll and related personnel costs of the Asean and ALI acquisitions and to the start up of business in China. Together, these companies added salaries and related costs of about $0.98 million to the Group’s personnel costs, accounting for about 96% of the total increase of $1.02 million. The remaining increase of about $39,000 was attributable to normal increments in employee salaries granted at the beginning of 2006, and to new hires.

Sales Commissions

Sales commissions payable by us during the three months ended September 30, 2006, were $33,000, compared to $27,000 for the same period in 2005, reflecting an increase of 22%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 24% from $117,000 for the three months ended September 30, 2005, to $145,000 for the same period in 2006, for a total increase of $28,000. Near the end of 2005, four offices of WE China moved to larger offices in anticipation of increased business in China, adding about $30,000 of rent expense per quarter for 2006 over 2005. In addition, WLG (USA) opened one additional office in the U.S., which added an additional $14,000 in rent expense for the third quarter of 2006 over the same period in 2005. Rental expense for our Hong Kong operations declined in the third quarter of 2006 by about $17,000, compared to the same period in 2005.

Other Selling and Administrative Expenses (“Other SG&A”)

Other SG&A expenses for the three months ended September 30, 2006, totaled $942,000 compared to $713,000 for the comparable period in 2005, for an increase of about $229,000. The entire increase of $229,000 was attributable to the Other SG&A expenses of Asean and ALI, which we acquired in the fourth quarter of 2005. For the other companies in the Group, there was no net increase in Other SG&A expenses for the third quarter of 2006, compared to the same period in 2005.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $33,000 for the three months ended September 30, 2005, to $58,000 for the same period in 2006. This increase of $25,000 is mostly attributable to the combined depreciation expense for the operations of ALI and Asean, which recorded depreciation expense of $1,000 and $17,000, respectively, and to additional depreciation expense of about $5,000 for computer and office equipment acquired for operations in China.

Amortization expense is attributable to the customer lists acquired in conjunction with the acquisitions of WLG (USA), ALI and Asean. We recorded a customer list asset of $512,000 as part of the WLG (USA) acquisition and are amortizing this cost on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $164,000 was assigned to ALI's customer list, which is being amortized over five years. During the three months ended September 30, 2006, amortization expense attributable to WLG (USA), Asean and ALI was $25,614, $48,831 and $8,207, respectively. WLG (USA) was acquired on April 1, 2005, and the amortization expense attributable to its customer list for the three months ended September 30, 2005, was $25,614.

Interest Expense

Interest expense increased from $26,000 for the three months ended September 30, 2005, to $91,000 for the same period in 2006. This increase is attributable to interest expense of $75,000 for Asean’s bank and other debt facilities. Asean was not part of the Group during the third quarter of 2005.

Provision for Income Taxes

The provision for income taxes increased from $142,000 for the three months ended September 30, 2005, to $225,000 for the same period in 2006. The provision of $225,000 is attributable to the net incomes of Asean, Hong Kong's sea freight operations and China, which together reported pre-tax income of $860,000, and is an effective income tax rate of 26% for the income of these Group companies. Our U.S. operations of ALI and WLG (USA) are consolidated for tax purposes with WLG and, combined, have a consolidated operating loss for the third quarter. As such, no provision for U.S. federal and state income taxes was required, and no income tax benefit was given for their losses, which combined, totaled $56,000 after excluding approximately $42,000 of non-deductible expenses. After consideration of all losses for which no income tax benefit was provided, the effective tax rate on the Group's income for the third quarter of 2006 is approximately 35%.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

Total revenue for the nine months ended September 30, 2006, increased approximately 128% compared with total revenue for the same period in 2005, growing from approximately $29.34 million to $66.90 million. Approximately $0.18 million, or 0.5% of this increase, is attributable to revenues from our Hong Kong business. Revenues from our operations in China, which commenced in February 2005, grew by $3.79 million over the same period last year, adding approximately 10% to the total increase. The acquisition of WLG (USA) in the U.S., which occurred on April 1, 2005, added revenues of approximately $4.90 million, or 13%, for the nine months ended September 30, 2006. Our second U.S. acquisition, ALI, which was acquired on October 1, 2005, added approximately $0.79 million in revenues, accounting for 2% of the total increase. The remaining increase of $27.90 million, or 74.5%, in revenue is from Asean which, for reporting purposes, was considered as having been acquired on October 1, 2005.

Gross profits rose from $5.30 million for the nine months ended September 30, 2005, to $10.59 million for the same period in 2006, for an increase of $5.29 million, or 100%. Of this increase, our Hong Kong operations contributed $0.12 million and our China operations and the three acquisitions completed in 2005 added $5.17 million. The Group's overall gross margin was 15.8 % for the nine months ended September 30, 2006, compared to 18.1% for the same period in 2005. This decrease in gross margin is mainly due to the lower profit margins for Asean's customs service operations, which reported a gross margin of about 6.6% for the nine months ended September 30, 2006, and to lower gross margins reported by WLG (USA) and WAE. WLG (USA) reported a gross margin of 24.5% in 2005, and for 2006, has reported a gross margin of 17.9%. The decrease in WLG (USA)’s gross margin is largely due to our decision to increase its import business from Asia. In growing this geographical segment of its business, WLG (USA) has had to initially accept lower margins than what it has earned on business from and to other parts of the world. WAE's gross margin for the nine months ended September 30, 2006, was 8%, as compared to about 10% for the same period in 2005. A weakening of the airfrieght business in Hong Kong and the inability to use all guaranteed cargo space during about the third quarter of 2006, compared to the same period last year, is responsible for the decrease in WAE's gross margin.

During the nine months ended September 30, 2006, total operating expenses increased to about $9.95 million, as compared to approximately $4.64 million for the nine months ended September 30, 2005, for an increase of 114%. Of this increase, salaries and related personnel costs increased nearly 128% from $2.77 million to $6.30 million, and other selling and administrative costs increased by approximately 86% from $1.74 million to $3.23 million, for a total increase of $1.49 million. Amortization and depreciation increased from $0.13 million to $0.43 million, for an increase of 231%. Of the total increase in operating costs of $5.31 million, approximately $4.29 million is attributable to the acquisitions made in 2005 and about $0.59 million is related to the new business commenced in China in 2005. The remaining increase of $0.43 million in operating costs is in line with the increases in our sales revenue, and with the additional management and staff added in late 2005. Also, part of the $0.43 million increase is due to a bad debt of approximately $61,000 which arose from the bankruptcy of a major customer in the United Kingdom.  See discussion of Operating Expenses below.

After the provision for income taxes, the Group’s net income for the nine months ended September 30, 2006, totaled $151,000, compared to net income of $465,000 for the same period in 2005. All operating subsidiaries, except WAE and ALI, reported net profits for the nine months ended September 30, 2006. WAE and ALI had net losses of about $118,000 and $163,000, respectively for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, WAE reported a net profit of $174,000, and ALI was not part of the Group as of this date.

Segment Information

Airfreight operations: Revenue from airfreight operations for the nine months ended September 30, 2006, increased from approximately $15.68 million to $20.83 million, or approximately 33% when compared to the same period in 2005. Revenues from our China airfreight business accounted for 30% of the total growth of this segment. As part of the development of our airfreight business in China, we signed cargo space commitment agreements with airlines serving China to ensure we had adequate capacity for shipments from this market. Obtaining this guaranteed space for China helped to increase our revenues in this market. WLG (USA), which was acquired during the second quarter of 2005, added revenues equal to 14% of the growth for this segment. ALI's operations in the U.S., which were not part of the Group during the first nine months of 2005, contributed revenues accounting for 2% of the growth. Airfreight revenues attributable to our subsidiary in Australia, which we acquired during the fourth quarter of 2005, accounted for the remaining growth of 54%. Due to a softening in the general market for airfreight in Hong Kong, the revenue of our Hong Kong operations decreased by about $1.0 million, or 10%.

Cost of sales for our airfreight operations increased by approximately 30%, from about $13.63 million to $17.69 million. This increase was due to higher volumes of freight traffic arranged by us, and to higher operating costs with the primary one being fuel costs passed on to us by the airlines. We were not able to pass all of these higher costs on to our customers. In addition, our costs increased, particularly in the third quarter, because we were unable to use all of the space that we had guaranteed to the airlines and/or to resell it at a price sufficient to maintain our normal gross margin.

Gross profit margins increased from 13.1% for the nine months ended September 30, 2005 to 15.1% for the same period in 2006. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the airfreight business of Asean, which reported a gross margin of 20.4%, and which offset the lower margins reported by WAE. Asean was not part of the Group during the first nine months of 2005.

Total segment overhead attributable to our airfreight operations increased by approximately $1.17 million, or 65%, from approximately $1.80 million for the nine months ended September 30, 2005, to $2.97 million for the same period in 2006. Approximately $0.82 million of this increase is attributable to the overhead expenses resulting from the acquisitions of ALI and Asean. We have also added more resources to accelerate the development of WE China's airfreight business, which commenced in February, 2005, resulting in an increase of $0.38 million in overhead costs over last year. Overhead costs for our operations in Hong Kong increased by approximately $22,000, WLG (USA)'s overhead costs decreased by nearly $42,000, mainly as a result of more of its overhead costs being allocated to its sea freight business, which grew at a faster rate than its airfreight operations.

Net segment income for our airfreight operations totaled approximately $173,000 for the nine months ended September 30, 2006, compared to net income of $258,000 in the prior period of 2005. WAE reported a loss of approximately $118,000 in the nine months ended September 30, 2006, but this loss was partially offset by the growth in net income in our China airfreight business.

Sea freight operations: Revenues from sea freight operations for the nine months ended September 30, 2006, increased approximately 105% when compared to the same period in 2005, growing from approximately $13.66 million to $28.05 million. Growth in our Hong Kong business accounted for 9% of the increase, and revenues generated by WE China's operations accounted for 13% of the growth. WLG (USA), which was not part of the Group until April 1, 2005, contributed revenues equal to 28% of the growth. In addition, Asean and ALI's sea freight businesses, which we acquired in the fourth quarter of 2005, provided 45% and 5% of the increase in revenues, respectively.

Cost of sales for our sea freight operations increased 109% from $10.42 million for the nine months ended September 30, 2005, to $21.79 million for the same period in 2006. This increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above.

Gross profit margins decreased from approximately 23.7% for the nine months ended September 30, 2005, to 22.31% for the same period in 2006. The decrease is due to increasing freight rates charged by the shipping lines and to lower profit margins attributable to WLG (USA) and ALI, which recorded gross margins of 16.9% and 10.5%, respectively, for the nine months ended September 30, 2006. We were not able to pass on to our customers all of the increases in freight rates that we were charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by $2.79 million, or 99%, from approximately $2.82 million for the nine months ended September 30, 2005, to $5.61 million for the same period in 2006. The increase is partially attributable to the acquisitions of ALI and Asean, which added overhead costs of $1.74 million to the Group. Overhead for WE China increased by $0.39 million to cope with the increases in its business. In addition, WLG (USA)'s overhead added approximately $0.65 million to the Group following its acquisition on April 1, 2005. Overhead expenses in our Hong Kong businesses increased by $10,000.

Net segment income for our sea freight operations was approximately $648,000 for the nine month ended September 30, 2006, compared to net income of $424,000 in the same period of 2005. ALI recorded a loss of approximately $148,000, mainly attributable to insufficient shipment volumes arranged by it during the first nine months of 2006. ALI's loss was offset by the growth in the net income of our Hong Kong, China and US operations, which together recorded net income of $796,000.

Customs brokerage services:  Asean's operations include a division that provides customs brokerage services. During the nine months ended September 30, 2006, revenue from customs duty services was approximately $18.02 million. Direct and administrative costs, net of taxation of $16,000, totaled about $18.02 million producing net income of $1,000 for the nine months ended September 30, 2006.

Other Operating Expenses

Salaries and allowances

Salaries and personnel related allowances for the nine months ended September 30, 2006, increased by $3.54 million, or 128%, from $2.76 million to $6.30 million. This increase was attributable to normal increments in employee salaries given at the beginning of 2006, and to increases in the number of operational staff and management personnel. The acquisitions of WLG (USA), Asean and ALI and the start up of business in China added about 144 new employees to our headcount, and increased personnel costs by $3.24 million for the nine months ended September 30, 2006, compared to the same period in 2005. As of September 30, 2006, the Group’s employee headcount was 223.

Sales Commissions

Sales commissions payable by us during the nine months ended September 30, 2006, were $103,000 compared to $86,000 for the same period in 2005, reflecting an increase of 20%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 86% from $278,000 for the nine months ended September 30, 2005, to $516,000 for the same period in 2006, for an overall increase of $238,000. We leased eight offices for our operation in China beginning February 2005, and four of these locations moved to larger offices near the end of 2005 in anticipation of a growth in business in 2006. In total, the new offices in China added about $107,000 in rent expense to the Group. WLG (USA) opened one additional office in the U.S., accounting for an additional $15,000 of rent for the nine months ended September 30, 2006, compared to the same period in 2005. Two more offices were added with the acquisition of Asean and another office was added following the acquisition of ALI. Asean and ALI were acquired in the fourth quarter of 2005, which added rent expense of $58,000 and $9,000, respectively. Rent expense for the nine months ended September 30, 2006, for our Hong Kong operations declined by about $33,000 compared to the same period in 2005.

Other Selling and Administrative Expenses

Other SG&A expenses for the nine months ended September 30, 2006, totaled $3.23 million compared to $1.74 million for the same period in 2005, for an increase of about $1.49 million over Other SG&A expenses for the same period last year. Of this increase, approximately $1.20 million is attributable to the Other SG&A costs taken on in conjunction with the acquisitions made in 2005. In addition, $160,000 was attributable to Other SG&A expenses for WE China, which commenced business in February of 2005. For the other companies in the Group, there was a net increase of $135,000 in Other SG&A costs for the nine months of 2006, compared to the same period in 2005.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $82,000 for the nine months ended September 30, 2005, to $176,000 for the same period in 2006. This increase of $94,000 is partially due to the combined depreciation expense of ALI and Asean, which totaled $59,000 for the nine months ended September 30, 2006. The remaining increase is attributable to additional depreciation expense for the additions of office and computer equipment, mostly for our offices in China.

Amortization expense is mainly attributable to the customer lists acquired in conjunction with the acquisitions of WLG (USA), ALI and Asean. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $164,000 was assigned to ALI's customer list, and is being amortized over five years. During the nine months ended September 30, 2006, amortization expense attributable to WLG (USA), Asean and ALI was $76,842, $146,495 and $24,621, respectively. WLG (USA) was acquired on April 1, 2005, and the amortization expense attributable to its customer list for the nine months ended September 30, 2005 was $51,228.

Interest Expense

Interest expense increased from $52,000 for the nine months ended September 30, 2005, to $273,000 for the same period in 2006. This increase is mainly attributable to interest expense of $228,000 for Asean’s bank and other debt facilities. Asean was not part of the Group during the third quarter of 2005.

Provision for Income Taxes

The provision for income taxes increased from $222,000 for the nine months ended September 30, 2005, to $313,000 for the same period in 2006, mainly attributable to income recorded by our Hong Kong, China and Australian operations. Income tax of $313,000, representing an effective income tax rate of 25%, was provided for the net incomes of Hong Kong's sea freight business, China's operations and Asean’s operations, which combined reported total net income of $1.25 million. The U.S. operations of ALI and WLG (USA) are included in a consolidated income tax return with the Group’s parent company and, together, these companies had a consolidated net loss. As such, no provision for U.S. federal or state income taxes was required, and no income tax benefit was given for their losses, which totaled $354,000 after elimination of $170,000 of non-deductible expenses. Also, no income tax benefit has been provided for the operating loss incurred by Hong Kong's air freight operations. After consideration of all losses for which no income tax benefit was provided, the effective tax rate on the Group's net income for the nine months ended September 30, 2006, is approximately 67%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, our operations used net cash of approximately $226,000 compared with $249,000 of cash used for the nine months ended September 30, 2005. In 2006, cash was provided by the following sources: an increase in accrued charges of $399,000, amortization and depreciation of $427,000, provision for bad debts of $83,000, a decrease in due from related parties of $215,000, an increase in income tax payable of $72,000 and net income of $151,000. Major components that used cash in the first nine months of 2006 included an increase in trade receivables of $570,000, an increase in deposits and prepayments of $751,000, a decrease in trade payables of $105,000, repayment to a director of $125,000 and a decrease of $22,000 in amounts owed to related parties.

Net cash provided by financing activities totaled about $8,000 for the nine months ended September 30, 2006, compared with $1.50 million of net cash provided for the same period in 2005. Cash provided for financing activities for the nine months ended September 30, 2005, consisted primarily of a loan of $1.0 million in March 2005, from the Company's Chief Executive Officer and controlling shareholder for the purchase of WLG (USA), as well as new bank loans of $376,000. The loan from the Company’s Chief Executive Officer was converted to convertible redeemable preferred stock at the end of the third quarter of 2005. Cash provided by financing activities for the nine months ended September 30, 2006, consists of an increase in bank debt of $338,000 and an advance of $259,000 from the Company’s Chief Executive Officer used for the purchase of and initial working capital for the UK Division. Cash used by financing activities for the nine months ended September 30, 2006, consisted primarily of the repayment of bank loans and capital lease obligations of $356,000 and $75,000, respectively. In addition, we paid dividends of $68,000 on our preferred stock. We also increased restricted cash and pledged deposits by $90,000 for bank guarantees used to support our airfreight business.

As of September 30, 2006, we have provided bank guarantees of $603,000 to certain airlines as support for credit facilities provided to one of our subsidiaries to allow it to make freight payments, which must be paid to the airlines prior to payments being received from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which, in the aggregate, total approximately $617,000. We also have given a bank guarantee of approximately $171,000 in favor of the owner of the premises occupied by our subsidiary in Australia.

In April 2004, WEHK and WAE (“The Hong Kong Subsidiaries”) obtained a short-term bank loan of approximately $67,000, of which $45,000 was used for the purchase of capital assets. The remaining $22,000 was used for general working capital purposes. This short-term bank loan was repaid in full by September 30, 2005. In October 2004, the Hong Kong Subsidiaries obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the outstanding principal amount was approximately $19,000 as of September 30, 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the proceeds from it to pay income taxes and for general working capital purposes. As of September 30, 2006, the principal amount of this loan was approximately $22,000, and it carried an annual interest rate of 8%.

At September 30, 2006, WLG (USA) owed $533,000 in bank debt used by it for general working capital needs. This bank loan, which bore interest at the rate of 8.25% as of September 30, 2006, is secured by substantially all of the assets of WLG (USA) and the personal guarantee of WLG (USA)'s Chief Executive Officer. WLG (USA)'s borrowings are subject to certain covenants, including the maintenance of its tangible net worth, which must be at least $200,000 and debt service coverage of at least 1.2 to 1.0. WLG (USA) was in violation of the debt service covenant as of December 31, 2005, but the violation was waived by the bank until the maturity date of the loan facility, which, as extended, is November 1, 2006. Negotiations are underway with this bank to increase and renew this loan facility, and also with a second bank to obtain a new and larger credit facility.

Asean has a receivables loan facility of approximately $2.99 million, which is secured by and based on its accounts receivable. It also has an overdraft facility of $435,000. At September 30, 2006, Asean's outstanding bank debt for both facilities was approximately $2.38 million, with interest rates of approximately 8.9% for the overdraft facility and 11.35% for the receivables loan facility. In addition to a charge over all of Asean's accounts receivable, the bank also holds a first registered mortgage over all of Asean's assets, and it has personal guarantees from each of the former shareholders of the company.

Part of our business plan is to make strategic acquisitions as a means of expanding our business to provide services on a global scale. In all likelihood, we will need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of new capital that we may need because the amount will vary with the size, type and nature of the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we do, there can be no certainty that we will be able to complete the acquisitions of the target companies. Nor can there be any assurance that we would be successful in our efforts to raise additional capital either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of September 30, 2006, are outlined in the table below which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $387,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities Obligations: Equipment lease and office rental obligations	$1,130	$547	$484	$99	$-

Other Obligations: Cargo space commitment	$4,098	$4,098	-	-	-
Total Contractual Cash Obligations	$5,228	$4,645	$484	$99	$-

During the nine months ended September 30, 2006 and 2005, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Airfreight revenues reflect income for shipments when we act as a freight consolidator. Ocean freight revenues reflect income for shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier's terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight to its ultimate destination. We have reviewed the effect on our reported results if we were to recognize revenue and accrue the associated costs only upon the completion of a shipment to its ultimate destination compared to reporting revenues and accruing costs at the points of departure for air freight and ports of arrival for sea freight. We have determined that no material differences exist for either air or sea freight such that revenues and direct costs associated with air and ocean shipments, as reported, would not be materially different than what would have been reported if all revenue and associated costs were recognized after the freight arrived at its destination.

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

Recognition of Costs of Freight Forwarding

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

Foreign Subsidiaries

The Company has foreign subsidiaries whose local currency has been determined to be the functional currency. For these foreign subsidiaries, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using the weighted average of historical exchange rates during the reporting period. The adjustments resulting from translation have been recorded separately in shareholders' equity as “other comprehensive income (loss)” and are not included in determining the consolidated net loss. As of September 30, 2006, other comprehensive income (loss) included approximately $28,000 of cumulative income from foreign currency translation.

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

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the “Stock Plan”), for which the Board of Directors has authorized 4,000,000 shares of common stock to be reserved for future issuance under the Plan. In September 2005, the Company agreed the terms of an employment contract by which it committed to grant a stock option to an employee for the purchase of 200,000 shares of common stock pursuant to the Stock Plan, but no grant of an option to purchase these shares has been made. Other than this commitment, as of September 30, 2006, the Company has not granted any other stock options, stock awards or committed to make any similar awards pursuant to this Plan.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have a number of claims currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. We expect many of these claims to be settled by the carriers we engage to ship goods on behalf of our customers. In the event that we are ultimately responsible to our customers for any of these claims, we believe that such claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At September 30, 2006, and through the date of filing of this quarterly report, we are not aware of any uninsured claim that would have a materially adverse economic effect on the company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None in the quarter ending September 30, 2006, and through the date of this report.

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

WAKO LOGISTICS GROUP, INC.

Date: November 13, 2006	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: November 13, 2006	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).