Form 10KSB
period 2006-12-31
WAKO LOGISTICS GROUP INC
filed 2007-04-02
CIK 1283236

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2006

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

Registrant's revenues for its most recent fiscal year: $100,307,072

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 9, 2007, computed by the average bid and asked price as of March 9, 2007, at which the stock was sold, was $3,432,114 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 25, 2007, the registrant had 25,390,080 shares of common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

WAKO LOGISTICS GROUP, INC.

FORM 10-KSB

FISCAL YEAR ENDED DECEMBER 31, 2006

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-KSB contains forward-looking statements concerning Wako Logistics Group, Inc. (“WLG,” the “Company” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2006. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

General

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, the United States (“US”), the United Kingdom (“UK”) and through a worldwide network of agents. WLG's business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Sea Systems Ocean Line, Inc. (“Sea Systems”), Asean Cargo Services Pty Limited (“Asean”), Asean Logistics, Inc. (“ALI”) and WLG (UK) Limited (“WLG (UK)”).

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of handling sea freight for its customers, both export and import, between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes and, more recently, on the trade lanes running from Asia to the US and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is dedicated to handling air freight, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the US and Europe.

All of our Asian business operations have been conducted through our two Hong Kong based subsidiaries since January 18, 2004, (the date we acquired WEHK and WAE) and through WE China, following the commencement of business by it in February 2005.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill was a US based logistics business, and at the date of acquisition, had an office in Des Plaines, Illinois, and primarily served US based customers by providing services similar to those offered by the Group in Asia and elsewhere. On June 29, 2005, Kay O' Neill changed its name to WLG (USA) LLC, and, with effect from the second quarter of 2006, is now using the name WLG (USA) LLC as part of the process of creating brand identity for the Group in the United States. In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies are permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualifies under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California. At the date of acquisition, ALI was based in Torrance, California. ALI is a non-asset based freight forwarding company and provides traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD (“WLG Aust”), completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984, and based in Sydney, Australia, Asean also has an office in Melbourne and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to use as vehicles to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. As such, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis from the Administrator acting on behalf of the UK Co. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state provides customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

Industry

The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution and warehousing and customs brokerage services. Moreover, with the continuing technical requirements of this industry, customers are requiring logistics companies to maintain sophisticated information systems to track shipments and provide timely shipment and delivery information to them. We believe that to be successful, companies in our industry must be able to provide their customers with integrated, global supply chain solutions. As supply chain management becomes more complicated, we think it likely that customers of this industry will increasingly seek full service solutions from a single or limited number of service providers that are familiar with the requirements, processes and procedures for serving customers that do business globally. Today, there is a continuing trend for logistics companies to provide a wider range of non-freight forwarding services known as value added services (“VAS”). VAS include warehousing, pick and pack, labeling and other related activities needed to hold, prepare and distribute product both to wholesales and to the ultimate consumer.

Business Overview

We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services, including warehousing, freight forwarding, customs brokerage and VAS, such as scanning, pick and pack and ground transportation. We coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production and trading locations throughout the world. Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China. For the year ended December 31, 2006, approximately 41% of our revenues were derived from services related to the export of goods from Hong Kong and China to various destinations throughout the world, about 32% of our revenues were for services to export and import of goods from and to other jurisdictions and roughly 27% of our revenues related to customs brokerage and other services. During the latter part of 2006, we completed the acquisitions of the MSA Group and WLG (UK), and gained new offices and service capabilities in the United States and the United Kingdom, respectively. (See Item 1, Business General).

WLG does not own or operate any aircraft, ships, river barges or railroads. We contract with companies owning aircraft, ships, river barges and railroads to provide the transportation services required for shipping freight on behalf of our customers. We have developed a core of skills that allow us to arrange shipment for many types of cargoes, including garments on hangers, refrigerated goods, hazardous materials and perishable goods. In addition, we provide a portfolio of other services to our customers that may include customs brokerage, local delivery and supply chain management services.

As part of our normal services, we will arrange for the pick up of a shipment at the customer's location and either deliver the goods directly to a commercial carrier or to a third party warehouse where we may be engaged by customers to provide certain VAS, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, warehouse, ship, or railway station. Upon the shipment's arrival, we may then, using either one of our offices or an oversea agent, arrange for the delivery of the goods to the recipient's location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. Given the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Much of our work is performed in conjunction with overseas cargo agents. We have written agreements with some but not all of our overseas cargo agents, and the current trend is to execute agreements with all new agents. All of these relationships are non-exclusive and generally have no termination date. As a result, we normally engage the services of our agents on a shipment by shipment basis, depending on several factors, including shipping rates and the services required. Our costs for maintaining this network of cargo agents are nominal.

Revenue derived from our freight forwarding services is generally earned on a job by job basis and is based on the rates that we charge our customers for the movement of their goods from origin to destination and from the charges for value-added services. For our custom brokerage services, we generally are compensated for each clearance, based on fees negotiated with each customer, Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carriers’ charges. In assuming the responsibility for the shipment of our customers' goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since some shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost or damaged.

Gross revenue represents the total dollar value of the services we provide to our customers. Our costs for transportation and handling include only the direct cost of transportation, including ground transportation, rail, ocean, air and other directly related costs. In addition, to have space available, we frequently commit to space with airlines prior to receiving orders from our customers. To the extent we do not use such space, we incur a liability to the carriers. We act principally as a service provider to add value and expertise in the procurement and execution of these services for our customers. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third parties that own the actual transportation assets.

As noted earlier, we have a network of freight forwarding agents around the world for which each party performs services for the customer of the originating agent. For exports, we may be the originating agent and for imports, we may provide services to an overseas agent. In general:

Our cargo agents:

●	Collect freight on our behalf and ship it to the designated location, which may be anywhere in the world, but mostly to Australia, the US and Europe;

●	Provide sales and marketing support;

●	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance, and;

●	Arrange for the local delivery of the goods.

For our cargo agents, we;

●	Arrange for shipments of cargo from point of origin to point of destination.

●	Provide domestic pick-up and transshipment services from point of origin to consignee

●	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance, and local delivery of goods;

●	Provide warehousing and storage;

●	Provide value added services such as pick & pack, bar coding and quality control inspection.

Commissions generated on air and sea freight shipments are generally shared equally between us and the applicable cargo agent.

Operations in Hong Kong

Hong Kong, as a Special Administrative Region (“SAR”) of the PRC, is now under the Basic Law of Hong Kong, a mini-constitution which was codified prior to the return of Hong Kong to the PRC. The Chinese government may not continue to respect the new law, or it may make major changes to it. Notwithstanding that there is no certainty as to the future political thinking in China, the evidence to date suggests that the autonomy of Hong Kong is respected by China. It is important to our business that the Basic Law of Hong Kong continues as currently applied because the Hong Kong legal system provides a stable framework for our business operations, including those of our customers. In addition, the applicable tax rates in Hong Kong are lower, and therefore more beneficial to our business than the tax rates imposed in China. Our two companies in Hong Kong, WEHK and WAE, provide traditional air and sea freight forwarding services to our customers and support our offices in other countries. In addition, they also act as the local agent for originating cargo agents in other parts of the world. Some value added services are performed by our Hong Kong companies, but with the opening of China, the differential in wage rates and the expanding production in the PRC, the performance of VAS is being transferred to the major manufacturing and shipping locations in China.

Operations in China

Following the commencement of operations in the PRC in February 2005 by our wholly-owned subsidiary, WE China, we have been able to significantly increase our business in China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to establish wholly-owned enterprises in the PRC to provide a full range of freight forwarding and logistics services to local and international customers. Our ability to continue operations and grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as providing a stable legal and economic environment for foreign companies. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA, and in 2004, we received approvals to operate our freight forwarding and logistics business in Beijing, Shanghai and Guangzhou, three of China's key commercial cities. We have five other offices located throughout China, and these offices are classified as liaison offices. As business increases, we will apply to have these locations converted into full service offices. Our offices in China provide air and sea freight forwarding and local transportation services to our customers as well as act as an agent to overseas freight forwarders. Moreover, we are seeing an increased interest on the part of our customers to require our China offices to provide an increasing range of value added services. The revenues from this part of our business are still small, but we do see a growing trend that will require us to add more resources in China to increase our capacity to provide value added services to our overseas customers.

Operations in Australia

We operate our business in Australia through our wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open import and export environment. Asean provides air and sea freight forwarding and customs brokerage services, with a concentration on a large number of Australian businesses that import goods from China and other parts of Asia into Australia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customer base, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe, particularly in tandem with the offices we have acquired in these locations in 2005 and 2006. In late 2006, Asean opened an office in Brisbane and is looking at opportunities to establish an office in New Zealand.  Asean has all of the permits and approvals that are required by it to conduct business in Australia.

Operations in the USA

In April 2005, we acquired all of the voting interests of Kay O'Neill, which is based in Des Plaines, Illinois, and which changed its name to WLG (USA) LLC in June 2005. WLG (USA) opened a branch in Taylor, Michigan, (a suburb of Detroit) in June 2005, and in 2006, it opened a branch office in Houston, Texas. Effective October 2005, WLG (USA) acquired all of the voting stock of ALI, a company based in Torrance, California, and which continued to do business under the name Asean Logistics Inc. During 2006, we completed the transfer of all of ALI’s operations, except for sales, to Chicago, and discontinued the use of the name Asean Logistics Inc. As part of its expansion strategy, the Group acquired MSA in December 2006, which had offices in Seattle, Washington and Long Beach California. Each of these offices has a customs practice and the Seattle office also carries on a freight-forwarding and logistics business. With this acquisition, we obtained two locations that provide customs clearance services, which we expect will give us a competitive advantage and help us to remain competitive in the US market.

All of the Group's US business is conducted by these companies, with WLG (USA)’s management in Chicago having responsibility for our day to day operations in the US.

WLG (USA) manages our business with customers based in the US and assists in serving our international logistics and freight forwarding customers throughout the world. In the past, WLG (USA)'s main focus, with the exception of its Houston branch, was on export forwarding from the US to Europe, Asia, Bermuda and the Middle East. However, during 2006, WLG (USA) began a sales and marketing effort to obtain more import business, particularly from Asia. This has been aided by the acquisition of the MSA Group. With the change of name in June 2005, WLG (USA) began the process of creating brand identity for the Group in the North American market. WLG (USA)'s Houston branch specializes in the development of logistics support services for heavy lift and project management operations, and is still in the initial stage of obtaining project assignments. ALI concentrates primarily on customers in the western United States that import goods from all parts of Asia, with a strong emphasis on Hong Kong and China.

WLG (USA), ALI and the MSA Group have all of the permits and approvals that are required by them to conduct business in the US,

Operations in the United Kingdom

In September 2006, we purchased a freight-forwarding and logistics business located in Manchester, England, using a second-tier wholly owned UK subsidiary, WLG (UK), and that business is now conducted by WLG (UK). Prior to the acquisition, the Manchester business was a branch of a freight forwarding company that was headquartered in London, and which had been placed in an involuntary UK bankruptcy proceeding.

The Manchester business is a full service logistics provider with a proven VAS business, which it is seeking to expand. It has a large number of customers that import product from Asia, and it also has some key customers that import goods from the US. Our offices in China, Australia and the US are now working closely with WLG (UK), and we expect this synergy to continue.

WLG (UK) also provides in house customs brokerage services, but this practice is common among freight forwarders in the UK.

A number of initiatives are underway to fully integrate the operations of WLG (UK) with those of the Group, with a strong emphasis in developing more UK import business. As an example, WLG (UK) has fully implemented the Group’s operating and financial software, which is a significant improvement over its prior systems. With the increase in Group business to the UK, it is likely that WLG (UK) will need to open an office in London.

Global Agency Network

All of our arrangements with overseas agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute any contracts on our behalf. The fees payable to these agents are usually shared 50:50 with them, and may include additional changes for specific services.

We work with approximately 528 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities and do not generally need to rely on a single agent in any one city.

Through the use of these independent sales and marketing agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices. Given the importance of overseas cargo agents to our business, and even though our costs to retain these agency relationships are nominal, we believe it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents.

Our Services

In order to continue the rapid development of our core business of freight forwarding and logistics services, our goal is to consistently provide cost-effective, reliable and personalized services to our customers. Thus, we continually seek to use our Group offices as well as our global network of agents, information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers' supply chain management while reducing their logistics costs. Many of our competitors may offer only one type of transportation carrier or limited services to their customers. Moreover, many customers need to utilize more than one type of transportation carrier. For example, a customer may source product from an inland factory in China which would require it to ship a container by truck, have it loaded via a feeder boat and transported by a large cargo vessel or aircraft. A customer in this situation may have to engage three separate transportation agents to ship its goods. It may then need assistance to store and pack goods.

By contrast, as a multi-service provider offering air and sea freight forwarding services, we can provide our customers with one-stop transportation solutions, arranging for all necessary forms of transportation at the same time, as well as needed VAS.

We have a diverse customer base. Our customers' industries include textile and apparel retailers, a wide range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. At December 31, 2006, approximately 60% of our freight customers were direct shippers or importers, and the remaining 40% were other freight forwarders who co-load with us when we have excess capacity. We charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.

One air freight carrier, Qantas Airways Limited, accounted for approximately 40% of our air freight shipping activity for the twelve months ended December 31, 2006. Orient Overseas Container Line accounted for approximately 21% of our sea freight business for the year ended December 31, 2006.

Freight Forwarding Services

On instructions from of our customers, we routinely arrange for the import and export of many types of goods, including leather, fabrics, books, perishables and chemical products from and to Hong Kong, China, Australia, UK , US, and other countries around the world.

An import or export freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent listing the quantity and nature of cargo shipped and the expected date of arrival. We promptly notify the relevant shipment details to the consignee of the cargo, and, depending on the consignee's instructions, we may arrange for customs brokerage and clearance and, if required, provide other services such as temporary storage, local delivery and distribution. In cases where we provide local delivery of cargo, we contract with subcontractors to provide the services. Implicit in our freight forwarding business is the importance of providing and maintaining sophisticated software programs that allow for the timely tracking of shipments. We continually review our ability to provide these services and have taken steps to integrate our freight tracking programs with our VAS programs.

We derive our income from air and sea freight forwarding services from the receipt of handling, delivery and other charges from customers and from commissions and other service amounts paid by our overseas agents.

Custom Brokerage Services

With the acquisition of Asean in 2005, and WLG (UK) and MSA in 2006, we have added an in-house brokerage capability to our portfolio of services. Customs brokerage services are performed for both freight and brokerage customers. While customs services may vary from one jurisdiction to another based on the specific governmental requirements of each country, the nature of the services are similar worldwide. In general, customs brokerage services includes preparing all documentation required for the clearance of goods through customs and collecting and making payment of import duties to the appropriate governmental agencies. In addition, customs personnel will often arrange ancillary services for their customers which could include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our clients to pay the duty for the imported goods. These advances represent a considerable use of cash and do carry a credit risk for us. For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers. Normally, countries have electronic payment procedures which allow the importer to make payment directly to the government customs agency, and we encourage our customers to use these facilities.

Brokerage margins are generally less than the margins we earn from our freight-forwarding business. However, operating a brokerage business gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

Value Added Logistic Services (“VAS”)

While still not a substantial source of revenue for the Group, the value added services that we provide include distribution; warehousing; pick and pack for direct shipments to retail stores, preparation of goods for sale in stores, such as placing garments on hangars, packaging the garments and price ticketing them bar coding items or cartons for more efficient processing at destination quality control inspection and information management. WLG (UK) has a well established VAS business in Manchester, and the Group hopes to use the experience in Manchester to help grow its VAS business elsewhere.

VAS include a wide range of activities from the control of the entire supply chain starting with the acceptance of goods from a manufacturer, delivery to the applicable carriers to the final delivery to the customer or ultimate consumer. To date, we have concentrated on the development of our VAS in Hong Kong and China. We provide value-added logistic services close to the manufacturer, or at the point of shipment, which we believe is more efficient than providing such services after the goods have been shipped to their various destinations. For example, we contract with warehouses that are close to manufacturers, and at these locations, goods are picked, price ticketed, packed and identified by store. These goods are then shipped directly to the consignee's stores. For an importer who has many stores spread over many cities in the country of destination, this process may save significant money and time compared with importing all shipments to a central warehouse and then distributing the picked goods throughout the country.

WLG has invested in an automated software system that accepts customers' orders and logs allocations electronically. Packing instructions and bar code labels are then produced automatically, while the system assures the integrity of the packing process through computer controlled scanning. At the date of this Report, we have a project underway to place all operations in the Group on a central computer system that will enhance the ability for customers to access information about their shipments and VAS performed by us.

An important benefit of providing VAS is that it helps to “lock in” the relationship between the Group and its customers. A business relationship founded on VAS necessitates a very close interaction between the customer and the provider. In providing these services, our personnel and technology form essential elements in the customer’s supply chain, helping to make each Group company a partner with its customer.

In general, the advantages of providing value added services to our customers are:

➢	Increased revenues

➢	Integration with customer’s business

➢	Better customer relations

➢	More stable revenue stream

➢	Greater competitive advantage

Currently, we perform these services in Hong Kong, China and the United Kingdom.

Insurance

We carry transport liability insurance on every shipment, which coverage is generally limited to $1.0 million for any one loss, or in the aggregate. The Group also carries errors and omissions insurance for $1.0 million in the aggregate for any one policy year. In addition, we have a warehouse liability policy with a limit of $250,000 for any one loss, or in the aggregate. We believe that this insurance is adequate to cover potential claims by our customers and other third parties, although there can be no assurance that we will not suffer losses in excess of our coverage.

Customers

We have a very broad and varied customer base, including manufacturers and distributors of garments, shoes, textiles, household electrical products, food products, office and residential furniture, industrial plant and machinery, major household appliances such as refrigerators, freezers and microwave ovens, household electrical entertainment appliances such as DVD players, TV's and camcorders, hardware, kitchenware, books and magazines, and giftware. In the year ended December 31, 2006, we served more than 3,000 customers on a recurring basis. Many of our customers produce or buy and sell a wide range of consumer products. The diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2006, no customer accounted for more than 10 % of our air, sea or customs revenues.

Generally, our customers wish to retain some flexibility to choose freight forwarders and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time on the basis of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of an on-going contractual relationship. However, we do have some customers which enter into logistics contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices.

In general, all of our customers, regardless of the size of their businesses, require us to provide them with rate quotations as a condition to engaging our services. Our rates are normally subject to fluctuation and are adjusted according to changes in the market. As a result, the freight rate quotations we provide to our customers do not always guarantee that they will use our services for any one shipment, or continue to have their cargo shipments arranged by us.

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

We conduct some of our business with large freight forwarders who are also our competitors. Since these companies handle customs clearance for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Since these competitors may also be major freight forwarders serving the same routes as us, they may attempt to solicit our customers directly for their business. We expend great efforts to maintain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of our business with any of our customers to these other freight forwarders. With the acquisition of the MSA Group and WLG (UK) with their customs practices in the US and UK, respectively, we have mitigated, to a certain extent, the likelihood of losing freight customers to other forwarders that have in-house customs capabilities.

We also conduct part of our business through our overseas agents. We cannot control the level of service which is provided by our overseas agents and we risk losing business as a result of problems our customers may encounter in dealing with these agents.

It is the nature of the freight forwarding and logistics business that we must continuously seek new customers as a means of growing our business. As previously mentioned, we generally do not have contractual arrangements with our customers. Although some companies with high volume shipping requirements may enter into contractual arrangements with freight forwarders to handle their shipping and related logistics needs, normally we are not in a position to compete with larger freight forwarders for these types of customers because of our lack of branch offices in some key gateway cities and our reliance on overseas agents. As a result, there can be frequent changes in our customer list, and we may not be able to maintain our relationships with any particular customer.

Sales and Marketing

We are committed to providing competitive pricing and efficient, reliable services to our customers worldwide. We believe the Group has good relationships with its customers, major airlines, shipping lines, and extensive network of overseas agents. Also, we believe that our experience in identifying and using overseas agents to ensure compatibility with our operations, as well as the ability of our personnel to foster and maintain these valuable relationships, are key factors contributing to our growth.

Our sales personnel are responsible for marketing our services to a diversified base of customers and for establishing new customer relationships. Sales personnel in each of our operating companies make regular visits to existing and potential customers in the PRC, Europe, Hong Kong, Australia, the UK and the US, to obtain current information on their shipping requirements and to gauge customer satisfaction. During these visits and throughout the year, our sales teams often provide customers with suggestions to ensure cost-effective and efficient delivery of goods, and will recommend services intended to meet the customer's particular needs as to VAS, seasonal demands and special types of freight forwarding services.

Our marketing and sales efforts are directed primarily to distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

We also depend on our cargo agents to actively market and coordinate our freight activities in their respective markets.

Transaction currencies and credit

Our transactions are denominated in a variety of currencies, including Hong Kong dollars, Australian dollars, Chinese Yuan, US dollars and British pounds. The exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the US dollar. However, we do face the possibility of currency losses for the fluctuations in other currencies against the US dollar, but, to date, we have not believed it is necessary to take any specific steps to mitigate currency losses. As our sales grow and, particularly in different currencies, we will review our exposure to currency losses.

Sales are generally made on credit, with freight customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis, which requires that a customer pay for our services as a condition to having their goods released. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount. Credit terms for our customs brokerage practices are shorter than for our freight business, and usually fall between 7 and 15 days.

We generally receive 30 days credit from airlines, but certain airlines require that we provide bank guarantees to ensure payment by us. In contrast, shipping lines normally do not grant credit to their customers, but we do receive some credit in limited cases. For shipping lines, we are usually required to pay a carrier three days prior to the arrival of the vessel at its destination.

Competition

Competition within the freight forwarding, logistics and supply chain management industries is intense, and is expected to remain so. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members' shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms which traditionally have operated outside of the supply chain management industry are now expanding their scope of services to include supply chain related activities so that they may serve the logistics needs of their existing customers and offer their information systems to new customers.

Competitive factors in the freight forwarding and logistics industry include reliability and scope of service, price, available cargo space, technological capabilities and efficient tracking systems.

Our principal competitors are UTI Worldwide Inc., DHL Logistics, Schenker Stinnes Logistics, Kuehne & Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd., EGL, Inc., Expeditors International of Washington, Inc. and many local and regional freight forwarders. All of the named companies are considerably larger, have greater resources than us, and generally conduct their businesses through their own branch offices located throughout the world, rather than using independent agents as we do. The greater resources of many of our competitors may provide them with the ability to acquire and develop more sophisticated computerized tracing and tracking applications and other information systems that are necessary to handle the freight forwarding and logistics requirements of larger customers.

Our ability to provide customs clearance services and a range of valued-added logistics services gives us a competitive advantage over smaller companies whose services are limited to freight forwarding, and which do not have the technical expertise to provide these additional services. We also believe that the relationships we maintain with agents and carriers around the world have helped us to secure business that may otherwise have gone to our larger competitors, which have locally owned offices.

Our ability to compete with other freight forwarding and logistics businesses is dependent on our know-how to price our services competitively in the markets that we serve, the provision of reliable services, securing available capacity and to offer a wide range of value-added services. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing, logistics and other value-added services. We also have in-house customs practices in the UK, US and Australia. Lastly, by establishing a strong business presence in Hong Kong and the PRC, we are in a position to take advantage of the significant increase in China's import and export of goods, which is being helped by its membership in the World Trade Organization.

Government Regulations

We are licensed as airfreight forwarders in the countries in which we have operations. Thus, we are licensed in Hong Kong, the US, the UK and Australia as an airfreight forwarder by the International Air Transport Association. In China, we received approvals in 2004 to operate our freight business in Beijing, Shanghai and Guangzhou, three of China's most important commercial centers. We are also approved to operate liaison offices in five other cities in China. We believe that each of our Group companies have obtained all required licenses to carry-on business as presently conducted, and that each Group company is in compliance with all requirements under these licenses.

WEHK, WLG (USA) and Sea Systems are each licensed as an ocean freight forwarder and are registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission is also responsible for the economic regulation of non-vessel operating common carriers that contract for and sell space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce its regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than in the United States. We believe we are in compliance with all applicable regulations and licensing requirements for sea freight shipments in all countries in which we transact business.

Prior to the acquisition of WLG (USA), our operations were not significantly affected by compliance with United States and foreign governmental regulation. As a result of our acquisition of WLG (USA), our business is now subject to more stringent regulations. Our air freight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of this Act's requirements by the applicable regulations. Our air freight forwarding business in the United States is also subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered and is in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration's regulations. To facilitate compliance with “known shipper” requirements, we are part of a national database which helps delineate shipper status for security purposes. Our foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

The U.S. Federal Maritime Commission regulates ocean freight forwarding and non-vessel operating common carrier operations to and from the United States, and licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to U.S. Federal Maritime Commission regulation under this Commission's tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices.

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

The Group companies are members of many different national and international bodies including the following:

➢	International Air Transport Association

➢	Hong Kong Association of Freight Forwarding Agents Ltd.

➢	International Federation of Freight Forwarders Association

➢	British International Freight Association

➢	National Customs Brokers and Forwarders Association of America

➢	National Motor Freight Transport Association

➢	Australian Quarantine Inspection Service

➢	Customs Brokers & Forwarders Council of Australia, Inc.

➢	Australian Federation of International Forwarders

In addition, our Group companies hold a number of certifications, approvals, and registrations that include the following:

➢	Joint OTI Registration

➢	Indirect Air Carrier (TSA)

➢	Ocean Freight Forwarder Registration

➢	US Food and Drug Administration (HACCP)

➢	Certified Licensed Customhouse Brokers

➢	U.S. Federal Maritime Commission

➢	U.S. Federal Aviation Act

➢	U.S. Transportation Security Administration

➢	Customs-Trade Partnership Against Terrorism (C-TPAT)

Environmental Regulations

In the United States, we are subject to federal, state and local laws regulating the discharge of materials into the environment. Similar laws apply in many of the foreign jurisdictions in which we operate. Although our operations have not been significantly affected by compliance issues in the past, we cannot predict the impact that environmental regulations may have on our business in the future. We do not anticipate making any material capital expenditures for environmental control purposes in the foreseeable future.

Employees

As of end of 2006, we employed 257 persons, all of whom were employed on a full-time basis, as follows:

	WLG	WEHK	WAE	WE China	Asean	WLG USA	MSA	WLG UK	Total
Management	1	2	1	2	7	4	4	1	22
Operations	1	22	12	67	29	11	4	19	165
Sales		4	3	2	4	3	0	1	17
Administration		3	1	5	4	1	0	0	14
Technology (IT)		2	0	1	2	0	0	0	5
Finance	1	6	2	17	4	1	1	2	34
	3	39	19	94	50	20	9	23	257

We are not a party to any collective bargaining agreements in any of the jurisdictions in which we conduct business. Also, we believe that our relationships with our employees are satisfactory in all of our Group companies.

RISK FACTORS

We are dependent on third parties for equipment and services essential to operate our business, and we could lose customers and revenues if we fail to secure this equipment and these services.

We rely on third parties to transport the freight we arrange to have shipped. Thus our ability to forward this freight and the costs we incur in connection therewith is dependent on our ability to find carriers willing to ship such freight at acceptable prices. This in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the year, the shipment's transportation lane, the number of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our profits, as has occurred in the past in cases where we were unable to pass the full amount of increased transportation costs to the customer.

We rely on overseas cargo agents to provide services to us and to our customers, and our ability to conduct business successfully may be affected if we are unable to maintain our relationships with these overseas cargo agents.

We rely extensively on the services of independent cargo agents, who may also be providing services to our competitors, which may include consolidating and deconsolidating various shipments. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we are unable to maintain these relationships or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be reduced.

Political uncertainty in Hong Kong and the PRC makes it difficult to develop long range business plans, which may reduce our revenues and operating profits.

The transition of Hong Kong from the United Kingdom to the PRC in 1997 has resulted in uncertainty regarding the extent to which and how the PRC intends to impose and enforce its laws and business practices in Hong Kong. There can be no assurance that China will permit Hong Kong to continue as a semi-independent entity. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political climate in this region may make it more difficult for us to continue operations in the region and may reduce our revenues and operating profits.

In February 2005, our business in China increased significantly as a result of the commencement of operations in the PRC by WE China. We were able to take advantage of the Closer Economic Partnership Agreement (“CEPA”) between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in the PRC to provide freight forwarding and logistics services in the country. Our ability to continue and to grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as to ensure the presence of a stable and suitable legal and economic environment for foreign businesses. Any change in China's legal and political environment may reduce our revenues and operating profits.

Our business is seasonal and cyclical and our operating results and financial condition may therefore fluctuate.

Our business, as is true generally in the freight forwarding industry, is seasonal; the first quarter of the calendar year has traditionally been the weakest while the third and fourth quarters have generally been the strongest. Significant portions of our revenues are derived from customers in industries such as apparel and department store merchandise, whose shipping patterns are tied closely to consumer demand. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will also fluctuate.

We could lose customers because we do not have an on-going contractual relationship with them, which could reduce our revenues and operating profits.

We have a very broad and varied customer base. In general, our customers prefer to avoid contractual commitments so that they are able to select and change forwarders and service providers at any time on the basis of rates and quality of service. Therefore, in the majority of cases, we render freight forwarding and other services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers will reduce our revenues and operating profits.

We incur significant credit risks in the operation of our business which could reduce our operating profits.

Certain aspects of freight forwarding and customs brokerage involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that we offer 30 days or more credit to many of our customers. Also, it is often necessary to advance funds on behalf of brokerage customers to pay import duties. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices after we have completed shipment of their goods or rendered other services to them, all of which could reduce our operating profits.

Because the majority of our air shipping costs are incurred under space contracts and guarantees, we incur significant risk of loss which could reduce our operating profits.

The majority of our shipping costs are incurred under space contracts pursuant to which we agree in advance to purchase cargo space from air carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to pay for the guarantees and for the purchase of this cargo space even if we do not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In the past, we have been able to minimize any losses from this aspect of our business by seeking to carefully gauge customer demand and the availability of goods, by conducting significant operations in Hong Kong where the demand for shipping space generally exceeds supply, and by making arrangements with other freight forwarders to absorb excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. Any losses resulting from any space contracts and/or credit risk would reduce our operating profits.

Because many of the transactions affected by our operating subsidiaries are denominated in Hong Kong dollars, the Chinese Yuan, the British pound and Australian dollars. Fluctuations in exchange rates between these currencies and the US dollar could reduce our operating profits.

Although we use the United States dollar for financial reporting purposes, many of the transactions of our operating subsidiaries are denominated in other foreign currencies, including Hong Kong dollars, the Chinese Yuan, British pounds and the Australian dollar. Although the value of the Hong Kong dollar is currently pegged to the United States dollar, it may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar may fluctuate significantly against the US dollar. The Australian dollar and British pound are floating currencies, and the Chinese Yuan is a managed currency, so that if these currencies fluctuate against the US dollar, we may experience currency exchange losses. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we choose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rates of currencies, other than the US dollar, could reduce our operating profits.

Because one airfreight carrier accounted for approximately 40% of our airfreight shipping activity from Asia and one shipping line accounted for approximately 21% of our Asian based sea freight shipments for the year ended December 31, 2006, the loss of either of these carriers could reduce our revenues and operating profits.

One air freight carrier accounted for approximately 40% of our Asian airfreight shipping activity and one shipping line accounted for approximately 21% of our Asian sea freight shipping activities for the year ended December 31, 2006. Because we are generally able to negotiate more favorable shipping rates as a result of shipping greater volumes of product with a limited number of transportation providers, the loss of one or both of these providers could result in an increase in our cost of freight forwarding as we anticipate we would have to pay higher rates for replacement carriers.

We are heavily dependent on our management.

Our success depends to a large degree upon the skills of our senior management team and key employees working in our subsidiaries. The Group depends particularly upon Christopher Wood, who is our Chief Executive Officer and sole director. In addition, we rely on the management skills of Phillip Forsyth, Chief Operating Office of the Group, and Anthony Leung, President of our Hong Kong and China subsidiaries. We also rely on Stewart Brown, the Chief Executive Officer of WLG (USA), Paul Pomroy, the Managing Director of Asean, and Antony Wilshaw who runs WLG (UK). (See Item 10 for a discussion of the terms of employment for the named officers.)

Control by Management.

Mr. Wood, Chief Executive Officer and sole director, owned approximately 77% of our outstanding shares of common stock at the end of calendar year 2006. This concentration of ownership provides Mr. Wood with the ability to control and influence all corporate decisions and matters of stockholder voting, including, without limitation, the addition and removal of directors. Additionally, Mr. Wood is able to approve a variety of actions, including any proposed amendment to our certificate of incorporation, merger proposal, proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt.

Holding company operating implications

All of our business operations are conducted through subsidiaries, which in turn are owned by a holding company. Consequently, we rely on dividends or advances from our subsidiaries to meet our financial obligations and to pay dividends on our ordinary and preferred shares. The ability of our subsidiaries to pay dividends and our ability to receive advances is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in our credit facilities. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings, and some countries in which we conduct business require tax to be withheld on dividends and interest paid. Such laws and restrictions could limit the payment of dividends and distributions to us which would restrict our ability to continue operations.

Local management control in each jurisdiction.

We conduct our business in many countries around the world, with local and regional management retaining responsibility for day-to -day operations, profitability and the growth of the business in those jurisdictions. Our operating approach may make it difficult for us to implement strategic decisions, require coordinated actions and to follow group-wide policies.

Our common stock is traded on the Over the Counter Bulletin Board and trading in our common stock may be limited and the price of our common stock may be subject to substantial volatility.

We have obtained a listing for certain shares of our common stock, and these shares are traded on the Over the Counter Bulletin Board, where the trading volumes may be more limited and sporadic than if our common stock was traded on NASDAQ, or a national stock exchange such as the AMEX. Additionally, the price of our common stock may be more volatile as a result of a number of factors, including, but not limited to, the following:

➢	large purchases or sales of common stock

➢	actual or anticipated announcements of new services by us or competitors

➢	acquisitions of companies

➢	investor perception of our business prospects or the freight forwarding/logistics industry

➢	general conditions in the markets in which we compete

➢	economic, financial and political conditions

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located at 200 E. Howard Avenue, Unit 232 Des Plaines, Illinois 60018, and our administrative offices are located in Hong Kong at Units 1301-3 & 11-12 Tower 1 Ever Gain Plaza, 88 Container Port Road, Kwai Chung, N.T. Hong Kong, SAR.

As of December 31, 2006, the Group leased approximately 83,530 sq. ft. of space, inclusive of both office and warehouse space, at an aggregate, annual rental cost of about $1,073,000. We believe that the facilities we now occupy are adequate for our present needs, and we also think that additional facilities, if required, would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

WEHK/ WAE	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Hong Kong	Office	9,320	31-Oct-09	174,733
Shenzhen	Warehouse	9,290	31-Dec-07	41,032
		18,610		$215,765

China premises:
Wako China	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Beijing	Office	1,220	9-Dec-07	25,631
Shanghai	Office	5,170	19-Oct-08	124,571
Shanghai	Warehouse	3,000	31-May-07	8,404
Shanghai	Warehouse	700	31-Mar-08	4,605
Guangzhou	Office	1,500	10-May-07	17,406
Tianjin	Office	960	31-May-07	7,699
Qingdao	Office	400	31-May-07	5,597
Ningbo	Office	1,210	28-Feb-09	15,705
Dalian	Office	480	14-Mar-07	3,683
Shenzhen	Office	1,400	4-Dec-07	19,417
Total China		16,040		$232,718

US premises:

WLG USA	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Des Plaines, Illinois	Office and Warehouse	4,420	30-Sep-08	62,514
Taylor, Michigan	Office and Warehouse	4,460	31-Jul-08	33,400
MSA		8,880		$95,914
Long Beach, California	Office	1,080	Mth-To-Mth	19,905
Seattle, Washington	Office	1,600	30-Jun-08	31,932
		2,680		$51,837
Total USA		11,560		$147,751

Australian premises:

Asean — Australia	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Sydney, Australia	Office	6,350	30-Nov-07	119,810
Melbourne, Australia	Office	7,500	29-Sep-07	82,742
Totals Australia		13,850		$202,552

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

United Kingdom premises

WLG (UK) — United Kingdom	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Manchester, UK	office/warehouse	23,290	Mth to Mth	263,000
London	office	180		11,000
Total United Kingdom		23,470		$274,000

ITEM 3. LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of such claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. At December 31, 2006, and through the date of filing of this Report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WKOL" and has been since July 27, 2005. The closing high and low bid price quotations for our common stock, as reported by the OTCBB are as follows for the periods indicated:

Years Ended December 31, 2006 and 2005:	High	Low
Fourth quarter — 2006	$2.85		$2.85

Third quarter – 2006	$2.85		$2.00

Second quarter – 2006	$3.00		$2.30

First quarter — 2006	$3.50		$2.50

Fourth Quarter -2005	$3.05	$$	2.00

Third Quarter* -2005	$3.00	$$	0.35

* For the period from July 27, 2005 to September 30, 2005.

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock on March 9, 2007, was $1.80.

Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, we reserved 4,000,000 shares of our common stock for the issuance of awards under the Plan, which amount will be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2006, the number of shares reserved under the Plan has been increased to 5,078,016.

As of December 31, 2006, we have not granted any awards under the Plan. We registered 4,000,000 shares of common stock reserved under the Plan pursuant to a Form S-8 Registration Statement filed with the Securities and Exchange Commission on October 24, 2005.

Penny Stock Considerations

Our securities may be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or “Exchange Act”. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market. Further, for companies whose securities are traded on the “pink sheets” or on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) obtain coverage for significant new events because major wire services, such as the Dow Jones New Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Holders

At the close of business on March 25, 2007, there were 25,390,080 shares of our common stock outstanding, which is held by approximately 438 stockholders of record (and approximately 425 beneficial owners).

Dividends

Subject to the rights that have been designated to the holders of our Series A Convertible and Redeemable Preferred Stock and any other holders of preferred stock that may be authorized by our Board, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends on our common stock in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

In September 2005, WLG approved the designation of a new series of preferred stock, consisting of 2.0 million shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series A Preferred Stock”). Effective as of September 30, 2005, WLG's controlling shareholder (the “Holder”) subscribed to all of the Series A Preferred Stock in exchange for $1.5 million in debt represented by a Promissory Note in the face amount of $1.0 million and other debt of $0.5 million owed to the Holder by the Company. Certain conforming amendments were made to the Series A Preferred Stock in November 2006 to correct the original certificate of Series A Preferred Stock. As of December 31, 2006, we had one series of preferred stock authorized, the Series A Convertible and Redeemable Preferred Stock (“Series A Preferred Stock”), par value $.001. The Series A Preferred has a stated, liquidation and redemption value of $0.75 per share. The Series A Preferred pays a 6% annual cumulative dividend, determined on its stated value of $0.75 per share. As of March 27, 2006, there were 2.0 million shares of Series A Convertible Preferred Stock authorized, issued and outstanding. The Series A Preferred is convertible into a maximum 2.0 million common shares, and the conversion ratio shall be the stated value of $0.75 divided by conversion price of $0.50 per share

Recent Sales of Unregistered Securities.

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans in effect as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plan approved by security holders	5,078,016	—	5,078,016
Equity compensation plan not approved by security holders	—	—	—

One member of management, under the terms of his employment contract, has the right to be granted an option to purchase 200,000 shares of WLG's common stock. The Board of Directors has not yet approved the grant of this option.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

WLG is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong, the PRC, Australia, the United Kingdom and the United States. We serve our customers both through our offices and through a worldwide network of agents. All of our business is conducted by our operating subsidiaries.

We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and/or operate commercial aircraft, ships, trucks, river barges and railroads to provide transportation services for the forwarding of freight on behalf of our customers. Our revenues are generated from the freight transportation services that we arrange, customs brokerage services and from other valued added services such as price ticketing and warehousing provided by us. Our customers benefit from the extensive experience we have in arranging freight transportation and performing customs clearance services. For freight forwarding, this experience allows us to focus on large cargo shipments as the shipment of large cargo usually requires sophisticated logistical networks in many countries.

Freight-Forwarding and Related Services

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

A significant portion of our freight business expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense. Staff costs represent our second largest expense for our freight operations. Due to the nature of our business, we have gained the necessary experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the near term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to maximize the weight and cubic capacity for all of our shipments. In general, this improves our profitability on these shipments.

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

Customs Brokerage Operations

We now have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington and Long Beach, California. In each case, we acquired an existing business. These practices are stable businesses and the revenue and expense streams for each tend to be more predictable than those of our freight-forwarding operations. Pricing is very competitive and margins in this business are often small. In some cases, customers are accepted as a strategic decision to obtain additional freight-forwarding customers or to retain the ones we have. Also due to competitive factors, we often advance funds on behalf of our customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which is often quite large. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for these services are based on the number of freight clearances for a particular customer and may include the costs of ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The specific charges are normally similar to what other brokerage companies charge in a specific geographical area. Because this business is stable, we are able to estimate with a degree of certainty what our personnel needs are, with personnel costs being the largest expense for this business.

——— ——— ——— ——— ——— ——— ——— ——— ——— ——— ——— ——— ——— ——— ———

Overall, the year 2006 continued to be a year of transition and change, making it difficult to compare our results for the year ended December 31, 2006, to the results in our Form 10-KSB for the year ended December 31, 2005, and to prior years. In 2004, we took the decision to change the Group's year end from April 30 to December 31, effective at December 31, 2004. During 2005, we acquired three new companies, one in the second quarter and two in the fourth quarter of 2005. Taken together, these three companies added approximately $18.6 million of sales to our revenue line in 2005. In 2006, they accounted for $52.6 million in revenue, or 52.5% of our total revenues. We also commenced business in China through a newly created subsidiary, which added a further $9.2 million in sales for 2005, and $14.6 million in 2006. In calendar 2006, we acquired two companies in the fourth quarter so that the results of each are only included in our consolidated financial statements for the final three months and one month of 2006, respectively. The first business we acquired, WLG (UK), is in Manchester, England, and the results of this company have been consolidated with those of the Group since October 1, 2006. WLG (UK)’s sales and operating income before tax for the post-acquisition period are approximately $4.8 million and $97,000, respectively. Our second acquisition, MSA, was acquired on December 1, 2006, and its revenues and pre-tax profit for December 2006, are $1.3 million and $57,000, respectively.

As part of our plan to supplement internal growth by making acquisitions, we have completed the purchase of five freight forwarding and brokerage businesses in the last two years, three in 2005 and two in 2006. As an ancillary part of our business plan, we achieved a listing for our common stock by filing a registration statement that became effective in mid-2005, allowing WLG’s shares of common stock to be publicly traded. During the years 2005 and 2006, monetary costs and management time have been incurred to maintain our public company status and to complete the acquisitions. Lastly, other costs and time were incurred to integrate the 2005 acquisitions, and similar time and costs have been incurred to integrate the 2006 acquisitions with our existing businesses. This process is important and is on-going, and these costs, to the extent not charged to capital accounts, are reflected in our general and administrative expenses in the periods incurred.

We incurred additional costs to add senior management to the Group, with our Chief Operating Officer and Chief Financial Officer joining us in February and August of 2005, respectively. For 2006, their costs are included for a full year. And as explained more fully later on, our air freight subsidiary in Hong Kong incurred an operating loss for the first time ever in 2006. As a result of this loss and the need to address other operating matters in Hong Kong and China, we added a senior executive in January 2007 to serve as the Chief Operating Officer for our Hong Kong and China operations. Because of the reasons just cited, it is not easy to compare reported results in 2006 to those for 2005. Looking forward, we would caution that a full understanding of the changes that have occurred in 2005 and 2006 would be necessary to make meaningful comparisons of our 2006 results to those reported for 2005 and prior years.

In 2007, we will continue to seek opportunities to make strategic acquisitions. We also expect that our business will grow internally, but with the caveats that volatile fuel prices, political events in Asia and the Middle East and other trade related concerns such as rising protectionism and trade tariffs, particularly between China and the US, could negatively impact our revenues and operating profits. Moreover, there is pressure on the Chinese government to strengthen the Chinese Yuan against the US dollar. If this pressure succeeds, our revenues and profits might be reduced. We do not as of yet provide guidance as to the Group’s financial performance. However, based on the belief that we have nearly completed the integration of our recent acquisitions and on the fact that our new operations in China have been fully operational for one-calendar year, we do expect that the Group’s results for 2007, absent unforeseen political and/or commercial events, will improve as compared to our results reported for 2006.

The following is a recap of some significant developments in our business during the year ended December 31, 2006.

(i)	Began the process to place all Group companies on a central information system to allow more efficient and effective tracking of customers’ shipments worldwide;

(ii)	Completed the acquisition of a freight forwarding and logistics business in Manchester, England, which added our first Group owned office in Europe;

(iii)	Completed the acquisition of MSA, giving us our first in-house customs brokerage practice in the US, with locations in Seattle, Washington, and Long Beach, California, and

(v)	Completed a search in December 2006, to hire a senior executive in the logistics industry to head our business in Hong Kong and China.

 Results of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Total revenue in 2006 increased approximately 90% compared with total revenue for 2005, growing from approximately $52.72 million to $100.31 million. Approximately $2.10 million, or 4.9% of this increase, is attributable to revenues from our Hong Kong business. Revenues from our operations in China, which commenced in February 2005, grew by $5.45 million over the same period last year, adding approximately 11.4% to the total increase. The acquisition of WLG (USA) in the US, which occurred on April 1, 2005, added revenues of approximately $5.44 million, or 11.3%, in 2006. Our second US acquisition in 2005, ALI, which was acquired on October 1, 2005, added approximately $0.24 million, accounting for 0.5% of the total increase. Approximately $28.32 million, or 59.2%, of the increase in revenues is from Asean which, for reporting purposes, was considered as having been acquired on October 1, 2005. The UK acquisition completed in September, 2006, added $4.77 million, or 10% of the total increase in revenue. On December 1, 2006, we acquired MSA in the US, which increased reported revenues by $1.27 million, representing 2.7% of the total increase in our revenue.

Gross profit rose from $9.14 million in 2005, to $15.73 million in 2006, for an increase of $6.59 million, or 72%. Of this increase, our Hong Kong operations contributed $0.23 million, China’s operations and the three acquisitions completed in 2005 added $5.36 million, and our two acquisitions completed in 2006 added $1.00 million. The Group's overall gross margin was 15.7% in 2006, compared to 17.3% in 2005. This decrease in gross margin percentage is mainly due to the profit margins for Asean's and WLG (UK)’s customs brokerage operations, which are lower than the profit margins in our freight-forwarding business. Asean and WLG (UK) reported gross margins of about 7.3% and 9.4%, respectively in 2006 for their brokerage businesses. In addition, part of the decrease is due to lower freight forwarding margins reported by WLG (USA), which reported a gross margin of 23.1% in 2005, compared to 17.5% for 2006.  The decrease in WLG (USA)’s gross margin is largely due to our decision to increase its import business from Asia. In growing this geographical segment of its business, WLG (USA) has had to accept lower margins than what it normally earns on its export business from the US to other parts of the world.

During 2006, total operating expenses increased to about $14.50 million, as compared to approximately $8.12 million in 2005, for an increase of 79%. Of this increase, salaries and related personnel costs increased nearly 87% from $4.70 million to $8.80 million, and other selling and administrative costs increased by approximately 59% from $3.14 million to $4.98 million, for a total increase of $1.84 million.  Amortization and depreciation expense increased from $0.28 million to $0.72 million, or 157%.  Of the total increase in operating costs of $6.37 million, approximately $4.10 million is attributable to the acquisitions made in 2005, about $0.74 million is related to the business commenced in China in 2005, and about $0.89 million is attributable to the acquisitions made in 2006. The remaining increase in operating costs of $0.64 million is in line with the increases in our sales revenue, and with the additional management and staff added in 2005.  Also, part of the $0.64 million increase is due to a bad debt of approximately $61,000 arising from the bankruptcy of a major customer in the United Kingdom. See discussion of Operating Expenses below.

After the provision for income taxes, the Group’s net income in 2006 totaled $553,000, compared to net income of $592,000 for 2005. All operating subsidiaries, except WAE and ALI, reported net profits in 2006. WAE and ALI reported after-tax losses of about $134,000 and $286,000, respectively in 2006.

Segment Information

Segment Information

Air freight operations: Revenue from air freight operations in 2006 increased from approximately $26.91 million to $29.96 million, or approximately 11% when compared to 2005.   Revenues from our China air freight business accounted for 44% of the total growth of this segment.  As part of the development of our air freight business in China, we signed space commitment agreements in 2005 and 2006 with co-loaders and airlines serving China. This was done to ensure we had adequate capacity for shipments from this market. Having this guaranteed space for China helped to increase our revenues in this market. WLG (USA), which was acquired during the second quarter of 2005, added revenues equal to 14% of the growth for this segment. ALI's operations in the US, which were not part of the Group during the first nine months of 2005, contributed revenues accounting for 2% of the growth. Air freight revenues attributable to Asean, which we acquired during the fourth quarter of 2005, accounted for 29% of the growth. WLG (UK), acquired in September, 2006, contributed 11% of the growth in our air freight business. Due to a softening in the general market for air freight in Hong Kong, the revenue of our Hong Kong operations decreased by about $296,000, or 5% from air freight revenues in Hong Kong for 2005.

Cost of sales for our air freight operations increased by approximately 7%, from about $23.96 million to $25.59 million. This increase was due to higher volumes of freight traffic arranged by us, and to higher operating costs, with the primary cause being fuel costs charged by the airlines.  We were able to pass on most but not all of these higher costs to our customers.  In addition, our costs increased, particularly in the second half of the year, because we were unable to use all of the space that we had guaranteed to the airlines and/or resell it at a price sufficient to maintain our normal gross margin.

Gross profit margins increased from 11.0% in 2005 to 14.6% in 2006. This increase in gross profit margins was primarily attributable to the higher gross profit margins for Asean’s air freight business, which reported a gross margin of 19.8%. Asean was not part of the Group during the first nine months of 2005.

Total segment overhead attributable to our air freight operations increased by approximately $1.64 million, or 67%, from approximately $2.47 million in 2005 to $4.11 million in 2006. Approximately $814,000 of this increase is attributable to the overhead costs of ALI and Asean, which were acquired during the fourth quarter of 2005. About $156,000 of the increase is attributable to the overhead costs from the acquisition of WLG (UK) completed in September 2006. We have also added more resources to accelerate the development of WE China's air freight business, resulting in an increase of $490,000 in its overhead costs over last year.  Overhead costs for our operations in Hong Kong increased by approximately $32,000, and overhead costs for WLG (USA) rose by $148,000 over last year, which included only nine months of WLG (USA)’s overhead costs.

Net segment income for our air freight operations is approximately $263,000 in 2006, compared to net income of $478,000 in 2005, for a decline of $215,000.  All of this decrease is attributable to WAE, which reported a loss of approximately $134,000 in 2006, compared to a profit of $191,000 in 2005, for a decrease of $325,000. The growth in net income in our China air freight business added an additional $116,000 to this segment, compared to 2005.

Sea freight operations: Revenues from sea freight operations in 2006 increased approximately 66% when compared to 2005, growing from approximately $25.81 million to $42.90 million. Growth in our Hong Kong business accounted for 16% of the increase, and revenues generated by WE China's operations accounted for 19% of the growth.  WLG (USA), which was not part of the Group until April 1, 2005, contributed revenues equal to 32% of the growth.  Asean and ALI's sea freight businesses, which we acquired in the fourth quarter of 2005, provided 12% and 1% of the increase in revenues, respectively. In addition, the revenues of WLG (UK) and MSA, both acquired during the last four months of 2006, account for 11% and 9% of the increase in revenues, respectively.

Cost of sales for our sea freight operations increased 71% from $19.62 million in 2005, to $33.61 million in 2006. This increase is mainly attributable to a corresponding increase in sea freight revenues and increased ocean rates.

Gross profit margins decreased from approximately 24.0% in 2005 to 21.7% in 2006. The decrease is due to increasing freight rates charged by the shipping lines and to lower profit margins attributable to WLG (USA) and ALI, which recorded gross margins of 16.4% and 15.9%, respectively in 2006.  We were not able to pass on to our customers all of the increases in freight rates that we were charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by $2.69 million, or 49%, from approximately $5.53 million in 2005 to $8.22 million for 2006. The increase is partially attributable to the acquisitions of WLG (UK) and MSA, which together added overhead expenses of $0.48 million during the last three months of 2006.  ALI and Asean, which were not part of the Group until the fourth quarter of 2005, added overhead costs of $1.37 million. Overhead costs for WE China increased by $0.50 million to cope with the increase in its business. In addition, WLG (USA)'s overhead added approximately $0.34 million to the Group, comparing its 2006 overhead expenses to its overhead expenses included for the last nine months of 2005. There is no material change in overhead costs in our Hong Kong operations.

Net segment income for our sea freight operations is approximately $1,082,000 in 2006, compared to net income of $661,000 for 2005. ALI recorded a loss of approximately $252,000, attributable to insufficient shipment volumes arranged by it in 2006, and to an impairment loss of $92,000 which was caused by the loss of some of its larger sea freight customers. ALI's reported loss was offset by the growth in the net income of our Hong Kong, China and WLG (USA)’s operations, which, together, recorded net income of $1,095,000, compared to net income of $548,000 in 2005.  The new acquisitions in 2006, WLG (UK) and MSA, contributed net income of $99,000 to this segment.

Customs brokerage services: Asean, MSA and WLG (UK)’s operations each include a division that provides customs brokerage services. In 2006, revenue from customs brokerage services was approximately $27.45 million. Direct and administrative costs, net of taxation of $35,000, totaled about $27.29 million producing net income of $125,000 in 2006. In 2005, Asean’s customs brokerage revenue and income was included in freight revenues for the period from October 1, 2005 to December 31, 2005.

Other Operating Expenses

Salaries and allowances

Salaries and personnel related allowances in 2006, increased by $4.09 million, or 87%, from $4.70 million to $8.80 million. This increase was attributable to normal increments in employee salaries given at the beginning of 2006, increases in the number of operational staff and management personnel during 2006, and to the effect of the 2005 acquisitions and WE China being in the Group for all of 2006. Total personnel costs for WLG (USA), Asean, ALI and China totaled $5.63 million in 2006, compared to $2.32 million in 2005, for an increase of $3.31 million.  WLG (UK) and MSA, the acquisitions completed in 2006, increased our employee count by 32 and added personnel costs of $0.44 million. The remaining increase in salaries is attributable to our existing operations, As of December 31, 2006, the Group’s employee headcount was 257, compared to 209 employees at the end of 2005 .

Sales Commissions

Sales commissions payable by us in 2006, were $126,000 compared to $111,000 for in 2005, reflecting an increase of 14%. This increase is attributable to higher sales revenues generated by the sales staff for our Hong Kong freight business.

Rent

Rent expense for our facilities increased 92% from $443,000 in 2005, to $850,000 in 2006, for an overall increase of $407,000. We leased eight offices for our operations in China beginning February 2005, and four of these locations moved to larger offices near the end of 2005.  In total, for 2006, the new offices in China added about $120,000 in rent expense to the Group, compared to 2005. WLG (USA) opened one additional office in the US in June of 2005, and, overall, it accounted for an additional $82,000 of rent in 2006, compared to 2005. Two more offices were added with the acquisition of Asean and another office was added following the acquisition of ALI. Asean and ALI were acquired in the fourth quarter of 2005, and together added rent expense of $110,000 and $5,000, respectively, over the amounts included for 2005.   WLG (UK) added $95,000 to our 2006 rent expense. Rental expense in 2006 for our Hong Kong operations declined by about $5,000 compared to 2005.

Other selling and administrative expenses

Other SG&A expenses in 2006 totaled $4.01 million compared to $2.59 million in 2005, for an increase of about $1.42 million over last year.  Of this increase, approximately $1.12 million is attributable to the Other SG&A costs taken on in conjunction with the acquisitions made in 2005 and 2006. In addition, $197,000 is attributable to Other SG&A expenses for WE China, which commenced business in February of 2005.  For the other companies in the Group, there was a net increase of about $103,000 in SG&A costs for the year 2006, when compared to 2005.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $140,000 in 2005 to $283,000 for 2006. This increase of $143,000 is partially due to the combined depreciation expense of ALI and Asean, which were not part of the group until October, 2005. Together these two companies added $58,000 in expense, when compared with 2005. In additional, WLG (UK), which was acquired September 2006, added depreciation expense of $3,000. The remaining increase of $82,000 is attributable to depreciation expense for additions of office and computer equipment, mostly for our offices in China and WLG (USA).

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean and WLG (UK).  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A life of five years and a value of $164,000 was assigned to ALI's customer list, but see below for the recognition of an impairment loss in this asset. WLG (UK)’s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of MSA and Sea Systems, which is being amortized over a 10 year life. These companies were acquired in December 2006, and no amortization expense has been recorded for 2006. During 2006, the amortization expense attributable to WLG (USA), Asean, ALI and WLG (UK) was $102,456, $195,327, $124,742 and $14,014, respectively. Amortization of ALI’s customer list includes an impairment loss of $91,914, resulting from an impairment review, which concluded that a diminution in value had occurred due to the loss of certain of ALI’s larger customers. The amortization expense of WLG (USA), Asean and ALI in 2005 was $76,842, $48,831 and $8,207. WLG (UK) acquired the business of a UK company in 2006 and therefore had no amortization expense in 2005.

Interest Expenses

Interest expense increased from $162,000 in 2005, to $392,000 in 2006. This increase is mainly attributable to additional interest expense of $221,000 for Asean’s trade facilities.  Asean was not part of the Group until October 2005.

Provision for Income Taxes

The provision for income taxes increased from $354,000 in 2005, to $501,000 in 2006, mainly attributable to income recorded by our Hong Kong, China, Australian and new UK operations. Income tax of $477,000 was provided on the combined net income of $2.10 million attributable to Hong Kong's sea freight’s business, China's operations and Asean’s operations, for an effective tax rate of 23%. The US operations of ALI and WLG (USA) are included in a US consolidated income tax return with the Group’s parent company, and together these companies reported a consolidated loss.  As such, no provision for US federal or state income taxes is required, and no income tax benefit, except about $13,000, was given for their losses, which total $710,000. Also, no income tax benefit has been provided for the operating loss incurred by Hong Kong's air freight operations.  After consideration of all losses and amortization expense for which no income tax benefit was provided, the effective tax rate on the Group’s income of $1,054,000 reported for 2006 is approximately 48%.

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Total revenue in 2005 increased approximately 131% compared with total revenue in 2004, growing from approximately $22.86 million to $52.72 million, respectively. Approximately $2.07 million or 7% of this increase is attributable to the growth of our existing business. Our new operations in China contributed approximately $9.16 million, or 31% of the increased revenues following the commencement of business in the PRC by WE China in February 2005. The acquisition of WLG (USA) in the U.S. added new revenues, of approximately $6.32 million, or 21%, for the period from April 1, 2005 to December 31, 2005, and our second U.S. acquisition, ALI, which was acquired on October 1, 2005, added approximately $0.64 million, accounting for 2% of the total increase. The remaining increase of $11.67 million is from our newly acquired subsidiary in Australia, which accounted for the remaining 39% of the increase in overall revenues.

Our gross profit margins increased from 15.29% in 2004 to 17.34% in 2005. This increase in our gross profit margin was primarily attributable to higher gross profit margins of WE China and WLG USA.

During 2005, our total operating expenses increased to about $51.70 million, as compared to approximately $22.39 million in 2004, for an increase of 131%. Forwarding expenses increased by approximately 125% from $19.37 million to $43.58 million and selling and administrative costs increased by approximately 163% from $2.98 million to $7.84 million. The forwarding cost increases are in line with the increases in our sales revenue and track with the additional cost of sales attributable to WE China, WLG (USA), ALI and Asean. Our administrative expenses increased as a result of the expansion of our business, and, also, due to incurring the necessary legal and other advisory expenses in connection with WLG becoming and maintaining its status as a publicly listed company. In addition, personnel salaries and related costs increased significantly as a result of the addition of new employees and management personnel, as well as for normal salary increases for our existing employees. See Salaries and Allowances below.

Net income from operations, after provision for income taxes, for the year ended December 31, 2005 increased approximately 52% from approximately $389,000 to $592,000, as compared to the same period in 2004. The increase is due to the growth in our existing freight business and contributions of new business in China and Australia attributable to our acquisition of Asean.

Segment Information

Airfreight operations: Revenue from airfreight operations in 2005 increased approximately 90% when compared with 2004, from approximately $14.12 million to $26.91 million. This increase in revenue was attributable to the growth of our existing Hong Kong business which accounted for 20% of the increase, new airfreight business generated from WE China's operations in the PRC, which added 46% of the growth, the revenues of WLG (USA) and ALI in US, which contributed 10% of the growth, and our new subsidiary in Australia, which provided additional growth of 24%. Some of the increase in our existing airfreight revenue is also due to improvements in our agency network, as well as from the addition of new clients.

Costs for our airfreight forwarding operations increased by approximately 87%, from about $12.78 million to $23.96 million. This increase was due to an increase in freight traffic arranged by us. More specifically, the increases in forwarding costs were attributable to the same factors described in the paragraph above with respect to increases in sales revenue.

Gross profit margins increased from 9.5% in 2004 to 11.0% in 2005. This increase in gross profit margins was primarily attributable to the higher gross profit margins for the business attributable to WE China and WLG (USA).

Total segment overhead attributable to our airfreight operations increased by approximately 115%, from approximately $1.15 million in 2004 to $2.47 million in 2005. This increase is mainly attributable to our need to expend more resources in the performance of services to accommodate the increases in our air traffic business, which also includes the new overhead costs attributable to the operations of WE China, and to the acquisitions of WLG (USA), ALI and Asean.

Net segment income for our airfreight operations improved by 154% from a profit of $188,000 in 2004 to a profit of $478,000 in 2005. The increase is mainly due to the profit contributions from our existing Hong Kong operations, which accounts for 83% of the increase, as well as new business from WE China and Asean, which accounted for 8% and 9% of the increase respectively.

Sea freight operations: Revenues from sea freight operations in 2005 increased approximately 195% when compared with 2004, growing from approximately $8.75 million to $25.81 million. This increase in revenue was attributable to new revenues generated by WE China's operations in the PRC, which accounted for 19% of the growth, new business from WLG (USA) and ALI which added 29% and 4%, respectively, and new sea freight business from Asean, which accounted for 48% of the increase in revenues.

Costs for our sea freight forwarding operations increased 197% from $6.59 million in 2004 to $19.62 million in 2005. This increase is mainly attributable to a corresponding increase in sea freight revenues for the reasons cited above. Gross profit margins decreased slightly from approximately 24.7% to 24.0%. The decrease is due to increasing sea freight costs in the market, as well as to a lower gross profit margin attributable Asean's sea-freight business.

Total segment overhead attributable to our sea freight operations in 2005 increased by 212%, from approximately $1.77 million in 2004 to $5.53 million in 2005. This increase is attributable to our need to expend more resources in the performance of services as a result of increases in business for this segment, and, particularly, for the overhead costs of WLG (USA) and Asean in the U.S. and Australian markets, respectively.

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

Other Operating Expenses

Salaries and allowances

Salaries and allowances in 2005 increased 185% from $1.54 million to $4.39 million. These increases were attributable to normal increases in employee salaries in 2005, and to increases in the number of operational staff and management personnel. WE China, which commenced operations in February 2005, added approximately 81 employees to our personnel headcount, while the acquisition of WLG (USA) and ALI added 17 employees and the acquisition of Asean added about 51 employees, bringing our total headcount as of March 15, 2005, to 209.

Sales Commissions

Sales commissions payable by us during 2005 were $111,000 compared to $44,000 in 2004, reflecting an increase of over 152%. This increase is attributable to increased sales revenue, and the addition of an independent sales agent in the US.

Rent

Rent expense for our facilities increased 117% from $204,000 in 2004 to $443,000 in 2005. The increase was mostly due to the offices of our new subsidiaries. We have leased eight offices for our new operations in China, acquired three additional offices leased by WLG (USA) and ALI in the US, and added two offices with the acquisition of Asean.

Depreciation and Amortization

Depreciation on property, plant and equipment increased from $50,000 in 2004 to $140,000 in 2005. This increase is mainly attributable to purchases of new fixed assets and computer software for our recently implemented computerized logistics system. This new system was implemented in our WE China, WLG (USA), ALI and Asean operations.

Amortization expense is attributable to the customer lists acquired in conjunction with the acquisitions of WLG (USA), ALI and Asean. For WLG (USA), we recorded its customer list asset at a cost of $512,000 and are amortizing it on a straight-line basis over 5 years. We recorded the value of Asean's customer list at $1,563,000 and are amortizing this amount on a straight-line basis over 8 years. We assigned a value of $164,000 to ALI's customer list and are amortizing the cost over five years. Amortization expense attributable to the customer lists of WLG (USA), Asean and ALI was $76,842, $48,831 and $8,207, respectively.

Interest Expenses

Interest expense increased from $6,000 in 2004 to $162,000 in 2005. This increase is attributable to $10,000 for interest paid for new bank loans obtained during the second half of 2004 and the second half of 2005 by our two Hong Kong subsidiaries, interest of $30,000 paid to the Group's Chief Executive Officer on a $1.0 million promissory note, interest of $22,000 attributable to bank debt of WLG (USA), and interest of $94,000 attributable to bank debt of Asean.

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

EIGHT MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH EIGHT MONTHS ENDED DECEMBER 31, 2003

Total revenue for the eight months ended December 31, 2004 increased approximately 45% compared with total revenue for the eight months ended December 31, 2003, from approximately $11.4 million to $16.66 million. This increase in revenue is attributable primarily to the natural growth of our business, as well as an increase in business from our existing overseas agents and the addition of ten new agents. In addition, our revenue for the eight months ended December 31, 2003 was negatively impacted by the outbreak of Severe Acute Respiratory Syndrome (“SARS”) in Hong Kong and China.

During the eight months ended December 31, 2004, our operating expenses increased approximately 54%, as compared to the same period in 2003, from approximately $10.5 million to $16.2 million. This includes an increase of approximately 52% in forwarding expenses from $9.3 million to $14.1 million and an increase of approximately 75%, from $1.2 million to $2.1 million in selling and administrative expenses. These increases in costs were attributable both to higher sales volumes, and to the total salaries paid to our employees, which increased significantly as a result of the addition of new employees, as well as normal increases in the salary levels of our existing employees. See Salaries and Allowances below.

The gross profit margin decreased from 19.1% for the eight months ended December 31, 2003 to 14.9% for the eight months ended December 31, 2004. The decrease in gross profit margin was primarily attributable to increases in freight costs that we were unable to pass on to our customers.

Net income from operations, after provision for income taxes, for the eight months ended December 31, 2004 decreased approximately 64% from approximately $771,000 to $276,000 as compared to the same period in 2004. This decrease was primarily due to a significant increase in our administrative expenses as a result of the expansion of our business and the legal and accounting fees paid by us in 2004, in connection with the start of the process to register certain of our shares of common stock under the U.S. Securities Act.

Segment Information

Air freight operations: Revenue from air freight operations for the eight months ended December 31, 2004, increased approximately 58% when compared with the eight months ended December 31, 2003, from approximately $6.6 million to $10.4 million. This increase in revenue was primarily attributable to increased sales as a result of the internal growth of our business, increases in airfreight traffic due to improvements in our agency network, as well as the addition of new customers.

Costs for our air freight forwarding operations increased approximately 60%, from approximately $5.9 million to $9.4 million for the eight months ended December 31, 2004, as compared to the same period in 2003. This increase was due largely to an increase in freight traffic arranged by us during the eight months ended December 31, 2004. Increases in costs were attributable to the same reasons that gave rise to an increase in our revenues.

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

Total segment overhead attributable to our air freight operations increased by approximately 49%, from approximately $552,000 in the eight months ended December 31, 2003 to $823,000 for the same period in 2004. This increase is primarily attributable to our need to expend more resources in the performance of our air freight operations in order to cope with the increase in air traffic.

Overall, net segment income for our air freight operations decreased 22%, or approximately $44,000 for the eight months ended December 31, 2004, as compared with the eight months ended December 31, 2003. The decrease in net income was due primarily to an increase in administrative expenses, and a reduction in business attributable to SARS.

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

Sales Commissions

Sales commissions payable by us during the eight months ended December 31, 2004 were $27,000 compared to $20,000 for the same period in 2003, reflecting a 35% increase. This increase was primarily attributable to an increase in sales revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2006, our operations provided net cash of approximately $132,000 compared with $264,000 of cash used in our operation in 2005. In 2006, cash was provided by the following sources: increase of trade payables of $1,572,000, increase in accrued charges of $510,000, amortization and depreciation expense of $727,000, provision for bad debts of $242,000, net decrease in due from related parties of $226,000, increase in income tax payable of $67,000, loss on disposal of property, plant and equipment of $8,000, and net income of $553,000. Major components that used cash for operations in 2006 included an increase in trade receivables of $3,350,000, an increase in deposits and prepayments of $279,000 and the repayment to a director of $144,000.

Net cash provided by financing activities totaled about $1,441,000 in 2006, compared to $2,342,000 of net cash provided in 2005. Cash provided for financing activities in 2005 consisted primarily of a loan of $1.0 million in March 2005, from the Company's Chief Executive Officer and controlling shareholder for the purchase of WLG (USA), new bank loans of $422,000, and an increase in capital of approximately $928,000 from the issuance of 928,000 shares of our common stock for $1.00 each. The loan from the Company’s Chief Executive Officer was converted to convertible redeemable preferred stock at the end of the third quarter of 2005. Cash provided by financing activities in 2006 consists of a net increase in bank debt of $1,345,000, an advance of $258,000 from the Company’s Chief Executive Officer for the purchase of and initial working capital for WLG (UK) and a repayment from related parties of $113,000. Cash used by financing activities in 2006 consisted primarily of the repayment of capital lease obligations totaling $95,000. In addition, we paid dividends of $90,000 on our preferred stock. We also increased restricted cash and pledged deposits by $90,000 for bank guarantees to support our airfreight business.

As of December 31, 2006, we have provided bank guarantees of $603,000 to certain airlines as support for credit facilities provided to one of our subsidiaries.  These guarantees provide credit support to the airlines which in turn grant credit terms to our subsidiary.  In general, we must make freight payments to the airlines prior to payments being received from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which, in the aggregate, total approximately $617,000. We have also given a bank guarantee of approximately $181,000 in favor of the owner of the premises occupied by our subsidiary in Australia.

In April 2004, WEHK and WAE (“The Hong Kong Subsidiaries”) obtained a short-term bank loan of approximately $67,000, of which $45,000 was used for the purchase of capital assets. The remaining $22,000 was used for general working capital purposes. This short-term bank loan was repaid in full by September 30, 2005. In October 2004, the Hong Kong Subsidiaries obtained an additional bank loan of $449,000, which was used to pay income taxes and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the loan was repaid in full by October, 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the loan proceeds to pay income taxes and for general working capital purposes. This loan was repaid by November, 2006.  During 2006, the Hong Kong Subsidiaries borrowed approximately $114,000 to pay income taxes and to use for general working capital purposes.  As of December 31, 2006, the principal amount of this loan was approximately $95,000 and carried an annual interest rate of 7.25%.

As of December 31, 2006, WLG (USA) had borrowed $955,696 under a $1,000,000 revolving line of credit and had also borrowed $1,000,000 on a five year term loan pursuant to a loan agreement with a new bank.  The revolving line of credit expires in October 2007, and the term loan matures in November 2011. Both loans carry interest at LIBOR plus 2.75%, which at December 31, 2006, was 8.1%. In addition, the term loan calls for monthly principal payments of $16,667, plus accrued interest.  Principal payments of $200,000 are due in 2007 and in each of the following four years until maturity at November 31, 2011.  Total borrowings under the revolving line of credit and the term loan are limited to 75% of WLG (USA)’s and MSA’s eligible trade receivables, as defined in the loan agreement.  All borrowings under the these loan facilities with the new bank are secured by a first position blanket lien on substantially all of WLG (USA)’s and MSA’s assets and are guaranteed by the Group’s parent company.  The loan agreement calls for the maintenance of certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and noncash items, all of which are to be applied on a rolling basis at the end of each calendar quarter.  WLG (USA) was in compliance with all covenants at December 31, 2006.

Asean has a receivables loan facility in the face amount of approximately $3.15 million, which is secured by and based on its accounts receivable. It also has an overdraft facility with a limit of about $459,000. At December 31, 2006, Asean's bank debt under its receivables line was $2.13 million and under its overdraft facility, its borrowings were $459,000, with interest rates of approximately 11.6% for the receivables line and 9.15% for the overdraft facility. In addition to a charge over all of Asean's accounts receivable, the bank holds a first registered mortgage over all of Asean's assets. The bank also has personal guarantees from each of the former shareholders of the company.

Part of our business plan is to make strategic acquisitions as a means of expanding our business to provide services on a global scale. In all likelihood, we will need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of new capital we may need because the amount will vary with the size, type and nature of the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we are, there can be no certainty that we will be able to complete the acquisitions of the target companies. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of December 31, 2006, are outlined in the table below, which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $214,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities rental and equipment lease obligations	$1,763	$790	$843	$130	$-
Other obligations: Cargo space commitment	$1,782	$1,782	-	-	-
Total contractual cash obligations	$3,545	$2,572	$843	$130	$-

During the years ended December 31, 2006 and 2005, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Airfreight revenues reflect income for carrying shipments when we act as a freight consolidator. Ocean freight revenues reflect income for carrying shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. In the case of import freight forwarding transactions, revenues and associated expenses are recognized when the shipment arrives at its contracted destination and possession of the shipment is transferred from the overseas carrier. For export freight forwarding transactions, revenues and associated expenses are recognized when the carrier takes possession of the shipment at the point of origin. At that point, the Company has completed its obligations for which the customer had contracted and has the right to receive payment. Under the Company’s revenue recognition policies, it does not account for freight in transit for export transactions by either air or sea. However, it has tested the revenue recognized under its policy and has compared this amounts it would have recognized if it were to apply the revenue and expense recognition policies set forth in Method 3 of EITF No. 91-9, and it believes the results of operations and financial position at the end of any quarter or year-end would not be materially different than reported.

Revenues for customs clearances are recognized when goods are cleared by customs, and revenues for ancillary services performed by each customs practice, such as the delivery of goods, are recognized when the services are completed. Revenues for payment of customs duty is recognized upon payment of the related duty.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services.

Other services include fees earned for the provision of terminal and documents handling services. These revenues are recognized upon completion of the services.

Recognition of Cost of Forwarding

The receipt of invoices for freight forwarding costs are usually delayed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amounts accrued. Any differences where the actual cost varies significantly from the accrual would require an adjustment at the time the actual amounts are known.

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

The full text of our audited consolidated financial statements including the years ended December 31, 2006, and December 31, 2005, and eight months ended December 31, 2004, begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management and Board of Directors were notified by Blackman Kallick Bartelstein, LLP, (“BKB”), the auditor for the Company’s subsidiary, WLG (USA) LLC and its subsidiaries (“WLG (USA)”), that during the course of their audit of WLG (USA)’s consolidated financial statements for 2006 they identified deficiencies in WLG (USA)’s internal control over financial reporting (“internal control”) that they consider to be significant deficiencies. The deficiencies relate to the following: (1) with respect to related party transactions with the Company and the Company’s other subsidiaries, a lack of regular reconciliation of inter-company account balances; (2) a lack of regular review and reconciliation of WLG (USA)’s general ledger and financial statements and failure to maintain proper segregation of accounting duties; (3) WLG (USA)’s year end close procedures did not include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; and (4) WLG (USA)’s chief executive officer’s ability to record transactions in the general ledger. In addition to the forgoing, BKB identified certain control deficiencies in WLG (USA)’s IT security policies and procedures that they did not consider to be significant deficiencies.

WLG (USA)’s management has discussed the deficiencies identified above with BKB and with the Company. The Company and WLG (USA) will work with BKB to resolve the deficiencies that it identified.

This Annual Report on Form 10-KSB does not include a report of our management’s assessment regarding internal control or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for small business issuers that delays the requirement to include either an assessment report by management or an attestation report by the Company’s registered public accounting firm. The Company is currently in the process of reviewing and formalizing its internal controls and procedures for financial reporting in accordance with the Securities and Exchange Commission’s rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes Oxley Act. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our Company’s Chief Executive Officer and Chief Financial Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation and, subject to the deficiencies cited by BKB which did not affect its audit opinion, they have concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Annual Report on Form 10-KSB, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Notwithstanding the deficiencies described above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The Company is working to address the deficiencies identified above and will make certain changes in WLG (USA)’s internal control to address these deficiencies. The forgoing notwithstanding, there was no change in the Company's internal control identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-KSB and that has materially affected, or is reasonably likely to materially affect, the Company's internal control.

ITEM 8B.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person's business experience during the past five years. Their business experience is based on information provided by each of them to us. Directors are to be elected annually at our annual meeting of stockholders and serve in that capacity until the earlier of their resignation, removal or the election and qualification of their successor. Executive officers serve for the terms set forth in their employment agreements or are elected annually by our Board of Directors to hold office until the earlier of their death, resignation, or removal.

NAME	AGE	POSITIONS HELD AND TENURE
Christopher Wood	61	Chief Executive Officer and Director
Phillip Forsyth	43	Chief Operating Officer
David Koontz	64	Chief Financial Officer
Kelvin Tang	34	Secretary

Officers and Directors:

Christopher Wood has been our Chief Executive Officer and sole director since our formation. In addition, he served as our Chief Financial Officer until August 2005. Mr. Wood has been a director and Chief Executive Officer of WEHK from July 1982, and also has been a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has also served as a director of WE China since its formation in July 2004. Following the acquisition of Asean, Mr. Wood serves as a director of that company as well as a director of our newly formed Australian holding company, WLG (Australia) PTY LTD. Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969.

Phillip Forsyth has been our Chief Operating Officer and, in addition, the Chief Executive Officer of WE China since February 2005. Prior to joining us, from January 2001 to February 2005, Mr. Forsyth was a General Manager for South China with Maersk Logistics, a logistics services provider. From June 1996 to December 31, 2000, Mr. Forsyth was the Managing Director of World Connect Limited, a logistics services provider in Hong Kong. In January 2007, Mr. Forsyth relinquished his position as Chief Executive Officer of WE China. Mr. Anthony Leung, who joined the Group in January 2007, assumed the position of Chief Executive Officer for our Hong Kong and China subsidiaries.

David Koontz joined us in August 2005 as our Chief Financial Officer. Following the acquisition of Asean, Mr. Koontz serves as a director of Asean as well as a director of our newly formed Australian holding company, WLG (Aust).  Immediately before joining WLG, he served for over three years as the Chief Financial Officer and director of a U.S. public company in the alternative energy sector. Before that, Mr. Koontz was self-employed and provided consulting service to various entities including companies in Hong Kong and China. Mr. Koontz earned a CPA certificate granted by the state of California, and holds a Bachelors Degree in Business from California State University at Northridge, California.

Kelvin Tang has been our Company Secretary since March 2005. From June 2004, Mr. Tang has also served as the Finance and Accounts Manager for WEHK and WAE. He worked as an auditor for public accounting firms for more than five years before joining us. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a Masters Degree in Corporate Finance from Hong Kong Polytechnics University.

Significant Employees

Anthony Leung, age 58, joined the Group on January 15, 2007, to serve as the Chief Executive Officer of  WEHK, WEA, and WE China. Mr. Leung has over 30 years of experience working with some of the largest companies in the freight forwarding and logistics industry, serving in senior positions in Hong Kong, China and North America. Prior to joining the Group, Mr. Leung served as Country Manager for Southern China and Hong Kong for a large publicly traded international freight forwarding and logistics company headquartered in Houston, Texas.

Paul Pomroy, age 51, is the Managing Director and director of Asean and has worked with the company since its inception in 1984. Paul has extensive experience in all facets of the freight forwarding and logistics industry including air and sea freight forwarding, customs brokerage and related logistics services. He has considerable experience in working in China and is familiar with doing business throughout Asia.

Robert Wong, age 50, has been the Vice President of WEHK since February, 2004. Prior to joining WEHK, Mr. Wong was the group vice president from 1993 to 2002 of Jardine Logistics Services (HK) Ltd, a logistics service provider. He then acted as a logistics consultant at ANL Container Line Pty Ltd in Melbourne, Australia. He is an MBA holder and also has a full membership in The Chartered Institute of Shipbrokers (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

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

Antony Wilshaw, age 44, joined WLG (UK) when it commenced business in the UK in September 2006 and is responsible for operations & finance. He has over 25 years experience in the freight and logistics industry and has worked for several public companies, holding a number of management positions. For the last eleven years, he served as a key executive of one of the UK's largest independent logistics companies. Being responsible for this company's regional UK offices gave him a wide range of experience in operations, sales and finance at a senior level.

Gordon Dean, age 37, joined WLG (UK) when it commenced business in the UK in September 2006 and is responsible for sales and marketing. Gordon has over 20 years working in all facets of the freight forwarding and logistics industry. His experience has been focused on the UK, but with a significant expertise within the Far East and Indian Sub-Continent markets, focusing mainly on the Hong Kong, China and India import trades.

Stewart Brown, age 44, became the Chief Executive Officer of WLG (USA) in April 2005 and a member of the Board of Managers of WLG (USA), in connection with our acquisition of WLG (USA) (formerly Kay O'Neill). Prior to that time and from July 2000, Mr. Brown was the Executive Vice President of Kay O'Neill. Mr. Brown holds an LL.B Degree from the University of Leeds in the United Kingdom.

Janice Williams, age 50, joined the Group when MSA was acquired in December 2006, and serves as the President of Mares-Shreve & Associates, Inc. Prior to the acquisition of MSA by the Group, Janice was the President and a co-owner of MSA, having joined the company in 1984. She has substantial experience in the logistics industry, including working extensively with customers that ship product in the Asian-US trade lanes. Janice also has substantial experience in the area of US customs, and, in addition to being responsible for MSA’s freight business, also oversees its customs practice.

Bill Ip, age 47, has been a vice president of WE China since February 2005 and is responsible for its business in Northern China. He also serves as a director of WE China. Prior assuming his current position, he was the general manager of WEHK beginning in 2000.

Nicholas Hilton, age 42, is the Manager of Asean's operations in the state of Victoria, Australia, and also serves as the company's National Sales Manager. Mr. Hilton has worked for Asean since 1993 in various capacities and has gained extensive experience within the logistics industry, including freight forwarding, customs brokerage and logistic services in Australia and South East Asia.

Peter John Gialouris, age 47, is the Chief Financial Officer of Asean, having joined the company in September 2005. Prior to joining Asean, Mr. Gialouris provided consulting services over the past five years in areas of accounting, business consulting and financial planning for two advisory firms. He holds a Bachelor of Economics degree from the University of Sydney, Australia, and is a Chartered Accountant and member of the Institute of Chartered Accountants in Australia.

Directors serve for a one-year term. Our Bylaws provide for a minimum of one director.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and the Board of Directors (currently one person) serves the function of an audit committee. We have not made a determination as to whether WLG's sole director would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in the management of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Principal Executive Officer and each of the two most highly compensated executive officers, other than the Principal Executive Officer (collectively, the “Named Executive Officers”) for the fiscal year ended December 31, 2006.
.
SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-Equity Incentive	Nonqualified
Name &					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
		(1)	(2)	(3)	(4)		(5)	(6)
Christopher Wood
President and Chief Executive Officer - WLG	2006	$247,742	0	0	0	0	0	$119,822	$367,564

Paul Pomroy
Managing Director -Asean	2006	$169,300	0	0	0	0	0	$56,639	$225,939

David Koontz
Chief Financial Officer - WLG	2006	$185,000	0	0	0	0	0	$25,692	$210.692

(1) The amounts for each named individual include only that person’s base salary. Mr. Wood is the sole director of the Group, but receives no compensation for service as a director.

(2) (3) (4) (5) No payments, accruals or other forms of compensation described in columns d, e, f, g, and h were made to Mr. Wood or any of the other named executives in the Summary Compensation Table for the year ended December 31, 2006.

(6) Mr. Wood received a housing allowance of $108,387. In addition, he was paid $8,845 as an automobile allowance and payments of $1,548 and $1,041 were made on his behalf to a government mandated retirement plan and to a company medical plan, respectively.

(6) Mr. Koontz received a monthly automobile allowance of $750 and a reimbursement of $16,692 for payments to a medical insurance plan.

(6) Mr. Pomroy received an automobile allowance of $22,573, and a further $16,093 as a reimbursement of automobile operating expenses. Payments of $15,237 and $2,736 were made on his behalf to a government sponsored retirement plan and to a medical plan, respectively.

Employment Agreements.

We do not have a written employment agreement with Mr. Wood, who is the Group’s Chief Operating Officer, sole director and largest shareholder. As part of his employment, Mr. Wood receives a salary as shown in the Summary Compensation Table and is reimbursed for his housing and personal automobile expenses. Mr. Wood directly owns 77.5% of all voting shares of the Company’s common stock.

Paul Pomroy: Asean entered into an employment agreement with Paul Pomroy in July 2005 and this agreement remained in effect following the acquisition of Asean. Under his employment agreement, Mr. Pomroy serves as the Managing Director for an indefinite term. Mr. Pomroy is to receive an annual salary of approximately $169,000, an annual car allowance of $22,300, reimbursement of all operating costs, an annual contribution equal to the statutory rate for Australia to a pension fund of his choice, and a bonus and stock options which shall be awarded at the sole discretion of Asean's board of directors. The agreement may be terminated by either party upon six months written notice, or in lieu thereof, upon the payment of six months salary. (All of Mr. Pomroy’s compensation in his employment agreement is denominated in Australian dollars.)

The agreement also contains confidentiality, non-solicitation and non-competition provisions. Under these provisions, Mr. Pomroy may not solicit customers or employees of Asean or work in a competing business for a period of twelve months following termination of his employment. The prohibition against disclosing confidential is unlimited and continues after termination of employment.

David Koontz: In November 2005, the Company entered into an Employment Agreement with David Koontz, to serve as our Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Koontz is entitled to an annual salary of $185,000 and is eligible to receive an annual bonus, at the discretion of the Board, of up to of 100% of his base salary. He is also entitled to reimbursement for health insurance premiums and a car allowance of $750 per month. Pursuant to the agreement, the Company shall grant Mr. Koontz 200,000 stock options at an exercise price of $1.00 per share, which will be granted pursuant to the Company's 2005 Stock Incentive Plan.

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

Upon a change of control, as defined in the agreement, all of Mr. Koontz's outstanding options will vest immediately. The agreement also contains confidentiality, non-solicitation and non-competition provisions. The non-solicitation and non-competition provisions do not apply if the termination is without cause, or if Mr. Koontz terminates the agreement for good reason.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

As of the end of December 31, 2006, there were no outstanding equity awards for the Named Executive Officers listed in the Summary Compensation Table. The Chief Financial Officer, under the terms of his employment contract may be granted a stock option of 200,000 shares of the Company’s common stock, but the Board of Directors had not made the grant as of December 31, 2006.

DIRECTOR COMPENSATION

No amounts were paid or accrued to the Group’s sole director, Mr. Wood, in connection with his service as director for the fiscal year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 25, 2007, we had 25,390,080 shares of common stock issued and outstanding.

The following table sets forth information, as of March 25, 2007, with respect to the beneficial ownership of our preferred and common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (d) (e)		Percent of Class
Series A Preferred Stock	Chris Wood	2,000,000 (a	)	100%

Common Stock	Chris Wood	21,680,550 (a	)	79.2%

	David Koontz	0		0%

	Paul Pomroy	1,160,000 (b	)	4.2%

	All directors and executive officers as a group (eight persons)	23,205,850 (c	)	84.7%

(a)
Mr. Wood owns 19,680,450 shares of common stock directly and beneficially 100 shares of a family member. In addition, he owns 2.0 shares of the Company’s Series A Preferred Stock which is convertible at any time into 2.0 million shares of common stock. For the purpose of determining Mr. Wood’s direct and beneficial ownership of common stock, it has been assumed that Mr. Wood exercised the conversion privilege to convert the Series A Preferred Stock into 2.0 million shares of common stock.

(b)	Mr. Pomroy holds 1,157,000 shares of the Company’s common stock in a trust that he controls. In addition, he beneficially owns an additional 3,000 shares that are in the names of his minor children.

(c)
In addition to the three officers disclosed in the above table, another five officers hold shares of the Company’s common stock. One officer holds 100,000 shares in a trust he controls and beneficially owns 3,000 shares of common stock owned by his minor children. The other officers all hold their shares directly and own no shares beneficially.

(d)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(e)
The percentages shown are calculated based upon 25,390,080 shares of common stock outstanding on March 25, 2007, plus an additional 2,0 million shares of common stock that may be acquired by Mr. Wood upon the conversion of the Series A Preferred Stock owned by him. The numbers and percentages shown include the shares of common stock actually owned as of March 25, 2007, and the shares of common stock that the person or group had the right to acquire within 60 days of March 25, 2007. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 25, 2007, upon the exercise of options, warrants or conversion privilege are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the normal course of business, our subsidiaries enter into agency agreements with various overseas agents, pursuant to which these overseas agents provide services relating to our freight forwarding operations at both the ports of loading and the ports of destination for the shipments we arrange.

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

During the years ended December 31, 2006 and December 31, 2005, we conducted trade transactions through one agent in 2006 and two agents in 2005 that are deemed to be related parties. Trade transactions include revenues earned by us and amounts collected on our behalf (freight costs incurred by us and amounts collected on behalf of the related parties) in the ordinary course of business. In addition, we paid certain expenses on behalf of these related parties, or vice versa. Details are as follows:

Transactions with Wako Express (China) Company Limited ("WEC")

Christopher Wood, our Chief Executive Officer, sole director and majority shareholder, is also a director and shareholder of WEC. Paul Yip, a former director of each of our Hong Kong subsidiaries, is also a director and shareholder of WEC. WEC is equally owned by Mr. Wood and Mr. Yip.

During the year ended December 31, 2005, we made sales through WEC, as our agent, of $204,000 in the ordinary course of our freight business. We also paid certain expenses on behalf of WEC of $128,000 in 2005. The amounts paid on behalf of WEC were mainly for salary. WEC regularly made reimbursements along with payments for the trade transactions. By the end of December 2005, all amounts due from WEC had been settled and no amounts were owed to or receivable from WEC. We had no transaction with WEC in 2006. WEC is in the process of liquidation.

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

On October 1, 2005, we acquired the entire equity interests of ALI.

As of December 31, 2006, ALI owed Christopher Wood $71,823 for funds he advanced to ALI to be used for its working capital needs.

Transactions with Wako Logistics (Thailand) Co. Ltd. ("WLT")

Mr. Wood is a director and owns 50% of the outstanding equity interests of WLT.

During the years ended December 31, 2006 and December 31, 2005, we made sales through WLT, as our agent, of $40,700, $15,000, respectively, in the ordinary course of our freight business. The amount due from WLT as of December 31, 2006, was approximately $18,000.

Transactions with Warehouse Solutions International Pty Limited (“WSIP”)

Paul Pomroy is a director of WSIP. During the year ended December 31, 2005, we accrued rental income from WSIP of $28,400 for an office that Asean shared with WSIP. In addition, in 2005, WSIP provided warehouse services to Asean. Asean incurred $60,900 to WSIP for warehouse services rendered by it. No rental income was earned and no warehouse services were provided in 2006. As of December 31, 2006, there was no outstanding balance from WSIP.

Transactions with Bettervale Pty Limited (“BPL”)

Paul Pomroy is a director of BPL. Asean shares an office with BPL and rental expense of $6,500 was paid or was payable to BPL by Asean in 2005. No rental expense was paid or is payable for 2006. During 2006, Paul Pomroy resigned as director of BPL and BPL ceased to be a related party of the Group.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the years ended December 31, 2006 and 2005, rental expenses of $108,000 and $97,800, respectively, were paid or were payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosure under the section for  Executive Compensation .

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS

Exhibit Number and Document Description

3.1	Certificate of Incorporation of Wako Logistics Group, Inc. (1)

3.2	Bylaws of Wako Logistics Group, Inc. (1)

4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (3)

10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)

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

10.4	Employment Agreement dated as of April 1, 2005, by and between Kay O'Neill (USA) LLC and Stewart Brown. (4)

10.5	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (7)

10.6	Wako Logistics Group, Inc. 2005 Stock Incentive Plan (7).

10.7	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen (5).

10.8	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005 (6)

10.9	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005 (8)

21.1	Subsidiaries of the Registrant. (9)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(9)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our Form 10-QSB filed on May 18, 2005

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005

(8)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.

(9)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Moores Rowland Mazars. Set forth below are the aggregate fees billed by Moores Rowland Mazars for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2006 and 2005, and the review of the financial statements included in the Company's Forms 10−QSB for 2006 and 2005.

Audit Fees
Year ended December 31, 2006:	$96,774
Year ended December 31, 2005:	$89,213
Audit-Related Fees (1)
Year ended December 31, 2006:	$9,032
Year ended December 31, 2005:	$28,387
Tax Fees (2)
Year ended December 31, 2006:	$2,310
Year ended December 31, 2005:	$4,297

(1)
Audit-related service fees include $4,903 for review of Form 8K in connection with an acquisition, and $4,129 for assistance in responding to the Securities and Exchange Committee request for additional information for the Company’s Form 10-KSB filed for the year ended December 31, 2005.

(2)	Tax fees are for preparation of the Hong Kong profit's tax return and related tax computations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAKO LOGISTICS GROUP, INC..

Date: March 31, 2007	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer and Sole Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2007	/s/ David Koontz
David Koontz Chief Financial Office (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation of Wako Logistics Group, Inc. (1)

3.2	Bylaws of Wako Logistics Group, Inc. (1)

4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood, the Chief Executive Officer, Chief Financial Officer and sole director of the Registrant. (2)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (3)

10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)

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

10.4	Employment Agreement dated as of April 1, 2005, by and between Kay O'Neill (USA) LLC and Stewart Brown. (4)

10.5	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (7)

10.6	Wako Logistics Group, Inc. 2005 Stock Incentive Plan (7).

10.7	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen (5).

10.8	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005 (6)

10.9	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005 (8)

21.1	Subsidiaries of the Registrant. (8)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(9)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our Form 10-QSB filed on May 18, 2005

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our report on Form 10-KSB filed on June 1, 2005

(8)	Incorporated by reference to our report on Form 10-KSB filed on March 30, 2006.

(9)	Filed herewith.

HIBIT 31.1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Wako Logistics Group, Inc.
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of Wako Logistics Group, Inc. and its subsidiaries (collectively, (“WLG”, the “Company”, or the “Group”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005, and the 8 months ended December 31, 2004. These financial statements are the responsibility of the WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2006 and 2005, and the results of their operations and cash flows for the years ended December 31, 2006 and 2005, and the 8 months ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong, March 31, 2007

Wako Logistics Group, Inc.

Consolidated Statements of Operations
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		8 months ended December 31,	Year ended December 31,	Year ended December 31,
		2004	2005	2006
	Note	US$	US$	US$
Revenues:
Freight		14,650	38,651	58,196
Agency services		376	2,175	2,787
Other services		1,558	11,897	39,324

Total revenues		16,584	52,723	100,307

Operating expenses
Cost of forwarding		(14,105)	(43,581)	(84,579)
Selling and administrative expenses		(2,082)	(7,839)	(13,778)
Depreciation and amortization		(35)	(284)	(719)

Total operating expenses		(16,222)	(51,704)	(99,076)

Income from operations		362	1,019	1,231
Other income (expense)
Interest income		2	19	46
Interest expense		(5)	(162)	(392)
Other income, net		13	70	169

Income before income taxes		372	946	1,054

Provision for income taxes	3	(96)	(354)	(501)

Net income		276	592	553

Dividend on preferred shares		-	(22)	(90)

Income applicable to common stock		276	570	463

Net income per share:

Basic earnings per share	4	0.01	0.03	0.02

Diluted earnings per share	4	0.01	0.03	0.02

Weighted average common shares outstanding

Basic		20,441,000	21,680,990	25,390,080

Diluted		20,441,000	22,677,951	25,421,163

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		2005	2006
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,212	1,528
Restricted cash	5	282	372
Certificates of deposit, restricted	5	245	245
Trade receivables, net of allowance: (2006-$520, 2005-$310)		10,446	14,635
Deposits, prepayments and other current assets		525	687
Due from related parties	12	542	198
Tax prepaid		67	108

Total current assets		13,319	17,773

Property, plant and equipment, net	6	850	927
Deposits and other non-current assets		-	216
Deferred tax		213	231
Intangible assets, net	7, 8	2,105	4,052
Goodwill	7, 8	2,588	3,888

Total assets		19,075	27,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		584	616
Trade payables		5,802	8,006
Accrued charges and other payables		996	3,534
Bank loans - maturing within one year	9	2,870	3,383
Current portion of capital lease obligation	10	122	138
Due to related parties	12	46	-
Due to a director	12	325	439
Income tax payable		208	287

Total current liabilities		10,953	16,403

Non-current liabilities
Non-current portion of capital lease obligation	10	150	38
Other non-current liabilities		21	28
Bank loans - maturing after one year	9	-	800

		171	866

Commitments and contingencies	11	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

		2005	2006
	Note	US$	US$
Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	13	2	2
Common stock, $0.001 par value, 55 million shares authorized, 25,390,080 (At 12-31-2005: 25,390,080) shares issued and outstanding		25	25
Additional paid-in capital		6,714	8,014
Accumulated other comprehensive income		19	115
Employee benefit compensation		(8)	-
Retained earnings		1,199	1,662

Total stockholders' equity		7,951	9,818

Total liabilities and stockholders' equity		19,075	27,087

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Stockholders’ Equity
8 months ended December 31, 2004 and years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)
	Convertible and redeemable preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Employee benefit compensation	Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$	US$
		(Restated)			(Restated)
Balance as of May 1, 2004	-	-	20,441,000	20	456	-	-	353	829
Comprehensive income:
- net income	-	-	-	-	-	-	-	276	276
- foreign currency translation adjustment	-	-	-	-	-	3	-	-	3
Total comprehensive income									279

Balance as of December 31, 2004	-	-	20,441,000	20	456	3	-	629	1,108
Comprehensive income:
- net income	-	-	-	-	-	-	-	592	592
- foreign currency translation adjustment	-	-	-	-	-	16	-	-	16
Total comprehensive income									608
Dividend paid	-	-	-	-	-	-	-	(22)	(22)
Issue of new shares
- for cash	-	-	928,080	1	928	-	-	-	929
- conversion of promissory note (Note #)	2,000,000	2	-	-	1,498	-	-	-	1,500
- compensation for services	-	-	210,000	-	61	-	-	-	61
- employee compensation	-	-	63,000	-	16	-	(8)	-	8
- acquisition of subsidiaries	-	-	3,750,000	4	3,748	-	-	-	3,752
Cancellation of shares	-	-	(2,000)	-	-	-	-	-	-
Issue of warrant	-	-	-	-	7	-	-	-	7
Balance as of December 31, 2005	2,000,000	2	25,390,080	25	6,714	19	(8)	1,199	7,951
Comprehensive income:
- net income	-	-	-	-	-	-	-	553	553
- foreign currency translation adjustment	-	-	-	-	-	96	-		96
Total comprehensive income									649
Common stock to be issued as earn-out payment (Note *)	-	-	-	-	1,300	-	-		1,300
Dividend paid	-	-	-	-	-	-	-	(90)	(90)
Employee compensation	-	-	-	-	-	-	8	-	8

Balance as of December 31, 2006	2,000,000	2	25,390,080	25	8,014	115	-	1,662	9,818

#:
The additional paid-in capital in excess of par value of convertible and redeemable preferred stock was recorded as preferred stock when the stock was issued and has been restated as additional paid-in capital during the year ended December 31, 2006.

*
According to the sales and purchase agreement for the acquisition of Asean, in addition to the 3.5 million restricted shares as mentioned in Note 1 to the financial statements, a contingent consideration of 1.3 million additional restricted shares of WLG will be issued to the sellers of Asean as Asean has met the requirement specified in the agreement as of December 31, 2006.

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	US$	US$	US$
Cash flows from operating activities:
Net income	276	592	553

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	35	140	283
Bad debts	16	323	242
Amortization of intangible assets	-	134	436
Share based amortization	-	10	8
Other non-cash expenses	-	10	-
Comprehensive income	3	3	-
Loss on disposal of property, plant and equipment	-	5	8

Changes in working capital:
Trade receivables	(1,394)	(1,761)	(3,350)
Deposits and prepayments	2	(7)	(279)
Due from related parties	684	193	271
Trade payables	671	270	1,572
Accrued charges and other payables	89	(48)	510
Due to related parties	(100)	(32)	(45)
Due to a director	(107)	21	(144)
Income tax payable	(175)	(117)	67

Net cash (used in) provided by operating activities	-	(264)	132

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(102)	(314)	(305)
Acquisition of the following:
Kay O’Neill (USA)	-	(1,000)	-
Asean	-	38	-
ALI	-	104	-
MSA	-	-	(797)
UK business	-	-	(163)
Proceeds from disposal of property, plant and equipment	-	-	8
Net cash used in investing activities	(102)	(1,172)	(1,257)

Cash flows from financing activities:
Certificates of deposit	-	(130)	-
Restricted cash	(192)	63	(90)
Bank overdrafts	(34)	3	32
Bank loans - net	366	422	1,313
Repayment of capital lease obligations	-	(42)	(95)
Dividend on preferred stock	-	(22)	(90)
Due from related parties	-	120	113
Receipt from promissory note issued to a major shareholder	-	1,000	-
Advance from a director	-	-	258
Issuance of common stock	-	928	-

Net cash provided by financing activities	140	2,342	1,441

Net increase in cash and cash equivalents	38	906	316
Cash and cash equivalents at beginning of period / year	268	306	1,212

Cash and cash equivalents at end of period / year	306	1,212	1,528

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Wako Logistics Group, Inc. (“WLG”, the “Company”, or the “Group”) was incorporated on December 2, 2003, pursuant to the laws of Delaware in the United States of America, with authorised and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share. All outstanding common stock was issued to Mr. Christopher Wood (“Mr Wood”).

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

WEHK was incorporated in Hong Kong on June 4, 1982. During the periods covered by these financial statements, its authorized capital stock consists of 1,000,000 shares of common stock, par value of HK$1 per share. WEHK’s principal activity is the provision of sea freight-forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989. During the periods covered by these financial statements, its authorized capital stock consists of 10,000 shares of common stock, par value of HK$100 per share. WAE’s principal activity is the provision of air freight-forwarding services.

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
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The shares issued to consultants were for professional services rendered to WLG and were valued at $61, which is the aggregate fair value of the shares issued. The share price and thus the fair value of stock were determined by WLG’s board of directors. The board believes that this value is comparable to the value of similar services offered by other service providers in the market. The amount recorded as consideration and compensation is expensed as the services are rendered.

The WLG shares of common stock were sold to employees and independent third parties at a price of $0.50 per share. Proceeds of $159 from the issuance of these issues are recorded as common stock and additional paid-in capital.

In July and November 2004, the Group established two new 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co Limited (“WECCL”) in Hong Kong. WECCL had not commenced business as of December 31, 2006. The authorized capital stock of WECCL consists of 10,000 shares of common stock with a par value of HK$1 per share, which was fully paid as of December 31, 2004. WE China commenced business in February 2005 and provides freight forwarding services in the PRC. The registered capital of WE China is RMB 6,000 and was paid in full as of December 31, 2005.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC, an Illinois limited liability company based in Chicago, Illinois, and which changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005. As of the end of 2006, WLG (USA) discontinued the use of the name Kay O’Neill (USA). The total purchase price consisted of a cash payment of $1,000 and a professional fee of $50. WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation (“ALI”), in exchange for 250,000 restricted shares of WLG’s common stock pursuant to the terms of an agreement for the purchase and sale of stock between WLG and the seller. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the shares of ALI to WLG (USA).

ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers who ship products primarily between Asia and the United States. Prior to and as of the effective date of the acquisition of ALI, WLG and ALI were parties to an agency agreement pursuant to which each agreed to jointly handle certain shipments of customers of both companies at the ports of loading and destination.

On November 9, 2005, WLG (Australia) Pty Ltd. (“WLG (Aust)”), a wholly owned Australian subsidiary of WLG, completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”) in exchange for 3.5 million restricted shares of WLG’s common stock. In addition to the 3.5 million restricted shares, the sellers of Asean may receive up to 1.3 million additional restricted shares of WLG common stock if Asean achieves certain financial goals during the fifteen-month period ended December 31, 2006. As of December 31, 2006, the 1.3 million shares of WLG’s common stock was determined to have been earned by the sellers, however none of the 1.3 million shares of common stock was issued as of the end of 2006.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Asean is a non-asset based freight forwarding and logistics company and has been in the freight forwarding and logistics business for over 20 years. Based in Sydney, Australia, with offices in Melbourne and Brisbane and representative agents in all of Australia’s mainland states, Asean provides freight-forwarding and logistic services, as well as customs brokerage services to its customers, who ship products primarily between Asia and Australia.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG UK”) as a second tier subsidiary. Effective September 15, 2006, WLG UK acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). This UK Division, which operates in Manchester, UK, provides sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles

The consolidated financial statements and accompanying notes are prepared in accordance with US generally accepted accounting principles.

Basis of consolidation

The consolidated financial statements include the financial information of WLG, WEHK, WAE, WE China, WECCL, WLG (USA) , ALI, WLG (Aust), Asean, WLG (UK), WLG (UK) Holdings, MSA and Sea Systems (collectively known as the “Group”). Since December 31, 2004, the Group acquired WLG (USA), ALI, Asean, MSA, Sea Systems and UK Division and established WLG (Aust), WLG (UK) Holdings and WLG (UK). The financial information of each of the foregoing companies is included in the Group’s audited consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2006, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive income

The Group adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2006, the Group recorded other comprehensive income of $96, being the translation difference arising from the consolidation of its overseas subsidiaries’ financial statements.

Property, plant and equipment and depreciation

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses. The cost of an item of property, plant and equipment includes its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Repairs and maintenance are recorded as an expense during the year in which they are incurred.

Depreciation is provided to write off the cost less accumulated impairment losses of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method. Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonableness basis and depreciated separately.

Computer equipment	3 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Motor vehicle	3 years
Leasehold improvement	over the shorter of estimated useful lives or leased period

Assets held under capital leases are depreciated over the shorter of their expected useful lives or the terms of the leases.

Accounting for the impairment of long-lived assets

Long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is accomplished by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. Impairment losses, if any, are measured as the excess of the carrying amounts of the assets over their estimated fair values. In the year ended December 31, 2006, the company recorded an impairment loss of $92. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leasing

Leases are classified as capital leases whenever the terms of the lease transfers substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under capital leases are recognised as assets of the Group at the lower of the fair value of the leased assets and the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Finance charges implicit in the purchase payment are charged to the statement of operations over the term of the relevant lease so as to produce a constant periodic rate of charge on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Revenue recognition

The Group derives its revenues from three principal sources: air freight, ocean freight and customs brokerage.

As a Non-Vessel Operating Common Carrier, the Group does not own transportation assets. Rather, the Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The sell rate is the rate the Group bills to customers and the buy rate is the rate the Group pays to the carriers. By consolidating shipments from multiple customers and concentrating its buying power, the Group may be able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than customers would otherwise be able to negotiate themselves.

Air freight revenues include income earned by the Group when it acts as a freight consolidator. Ocean freight revenues include income earned when the Group acts as a Non-Vessel Operating Common Carrier. In each case, the Group acts as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier’s terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight.

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

Other services include performing customs brokerage, arranging delivery of goods and preparing and transmitting terminal and shipping documents. Revenues are recognized upon completion of the respective services, and upon the clearance of goods for customs brokerage.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recognition of cost of forwarding

The billing for the cost of forwarding is usually delayed. As a result, the Group has to estimate the cost of purchased transportation and services and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual aggregate transportation costs are not materially different than the amounts accrued. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual is recorded.

Income taxes

Provision for income and other related taxes has been provided in accordance with the tax rates in effect on the income arising in each of the jurisdictions where the Group carries on business.

The Group provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements. (See recent accounting pronouncements).

Uses of estimates

The preparation of the Group’s consolidated financial statements in conformity with US GAAP requires WLG’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the report periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

Foreign currency translation

Transactions involving currencies other than the US dollar are translated at the approximate rates of exchange existing at the transaction dates. Translation differences are included in the consolidated statement of operations.

The reporting currency of the Group is the US dollar. The consolidated financial statements consolidate the financial statements of all foreign subsidiaries. These foreign subsidiaries use their local currencies as the functional currency. For Group consolidation purposes, assets and liabilities of subsidiaries whose functional currency is not the US dollar are translated into US dollars at the rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. The effects of translation adjustments are recorded in accumulated other comprehensive income.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

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

Allowance for doubtful accounts and concentration of credit risk

The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable. It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $310 as of December 31, 2005, and $520 as of December 31, 2006.

Cash and cash equivalents

Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, which are readily convertible to a determinable amount of cash and are so near maturity that the risk of loss in value will be insignificant because of changes in interest rates.

Net income per share

According to the requirements of SFAS No. 128, “Earnings Per Share” (“EPS”), basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued. In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

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
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

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

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to clarify some of the provisions of FIN 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity with which that company is involved. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46R also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Public entities (other than those filing as small business issuers) will be required to apply this statement as of the first annual reporting period that begins after June 15, 2005. In March 2005, the SEC published Staff Accounting Bulletin No. 107, "Share-Based Payment," (SAB 107) to give public entities guidance in applying the provisions of SFAS No. 123R, and to users of financial statements in analyzing the information provided under that Statement. The SAB should be applied upon the adoption of Statement No. 123(R).

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment (Continued)

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the "Incentive Plan"). As of December 31 2006, no stock options or other awards have been made pursuant to this plan. Under the terms of an employment agreement with an employee, the Company has a commitment to issue 200,000 shares of its common stock pursuant to the Incentive Plan.

Recent accounting pronouncements

In June, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation clarified the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109 “Accounting for Income Taxes” (SFAS 109). Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating what effects the adoption of FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company does not expect the adoption of SFAS 159 will have a material impact on its financial statements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense is comprised of the following:

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	US$	US$	US$
Current tax
United States	-	(14)	(13)
Hong Kong	96	183	231
PRC	-	113	165
Australia	-	76	85
United Kingdom	-	-	32
Deferred tax
Australia	-	(4)	1

	96	354	501

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	%	%	%

Statutory tax rate	17.5	40.0	40.0
Effect of permanent differences	8.0	9.1	18.0
Effect of foreign tax rate	-	(29.1)	(31.4)
Increase in valuation allowance		15.0	23.4
Others	0.3	2.4	(2.5)

Effective rate	25.8	37.4	47.5

The statutory tax rate for the 8 months ended December 31, 2004, refers to the Hong Kong statutory tax rate and the statutory rate for the years ended December 31, 2005 and 2006, refers to the US statutory tax rate, including state taxes.

(c)
As of December 31, 2006, the parent company, WLG, had US federal and state income tax loss carryforwards of approximately $907 that may be used to reduce future taxable income. These carryforwards expire for US federal tax purposes in various years beginning in 2024 and ending in 2026. In addition, the Group has a tax loss carryforward of $129 applicable to Hong Kong, and which has no expiration date.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

4.	EARNINGS PER SHARE

Earning per share (EPS) were computed as follows:

	8 months ended December 31, 2004
	Income	Weighted average number of shares	Per share amount
			US$
Net income	276

Basic earnings per share
Income available to common stockholders	276	20,441,000	0.01

Diluted earnings per share
Income available to common stockholders	276	20,441,000	0.01

There are no anti-dilutive shares.

	Year ended December 31, 2005
	Income	Weighted average number of shares	Per share amount
			US$
Net income	592

Convertible redeemable preferred stock	22	500,000	0.04

Basic earnings per share
Income available to common stockholders	570	21,680,990	0.03

Effect of dilutive securities
Warrants	-	3,810
Convertible redeemable preferred stock	-	993,151

Diluted earnings per share
Income available to common stockholders
assuming conversion	570	22,677,951	0.03

There are no anti-dilutive shares.

	Year ended December 31, 2006
	Income	Weighted average number of shares	Per share amount
			US$
Net income	553
Convertible redeemable preferred stock	90	2,000,000	0.05

Basic earnings per share
Income available to common stockholders	463	25,390,080	0.02
Effective of dilutive securities
Warrants	-	31,083
Convertible redeemable preferred stock (Note #)	-	-
Diluted earnings per share
Income available to common stockholders assuming conversion	463	25,421,163	0.02

#: Common stock is not increased by 2,000,000 shares related to the convertible preferred stock because the effect would be anti-dilutive.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan facilities granted by banks:

(i) Certificates of deposit and restricted cash.

	2005	2006
	US$	US$

Certificates of deposit	245	245
Restricted cash	282	372

	527	617

(ii) Accounts receivable and all other assets of Asean, which as of December 31, 2006, were approximately $5, 931.

(iii) The total assets of WLG (USA) and MSA Group, which as of December 31, 2006, were approximately $7,010.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	2005	2006
	US$	US$

Computer equipment	765	914
Office equipment	448	584
Furniture and fixtures	129	166
Motor vehicles	116	102
Leasehold improvements	552	651

	2,010	2,417
Less: Accumulated depreciation	(1,160)	(1,490)

Net book value	850	927

The capital leased assets included above are as follows:

	2005	2006
	US$	US$

Cost	352	373
Accumulated depreciation	(48)	(88)

Net book value	304	285

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2005 and 2006, was:

	2005		2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	US$	US$	US$	US$
Amortized intangible assets
Non-contractual customer list	2,239	134	4,622	570

Amortization expense for the year ended December 31, 2006, is $436, which includes an impairment loss of $92 related to the decline in fair value of the customer list of ALI. Amortization expense for the year ended December 31, 2005, was $134, and there was no amortization expense for the 8 months ended December 31, 2004, as there were no intangible assets during this period.

Estimated amortization expense for each of the following years is:

US$

2007	630
2008	630
2009	630
2010	543
2011	503

The changes in the carrying amount of goodwill are as follows:

US$

Balance as of January 1, 2006	2,588
Contingent purchase price consideration - Asean	1,300

Balance as of December 31, 2006	3,888

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES / BUSINESS OF UK DIVISION

(i) Acquisition of business of UK Division

On September 15, 2006, WLG’s wholly owned second tier UK subsidiary, WLG (UK), entered into a Purchase Agreement (“Agreement”) with the Administrators acting for a U.K. company (“UK Co.”) pursuant to which WLG (UK) acquired, in an all cash transaction. (the “Transaction”) certain of the assets of UK Co’s business located in Manchester, United Kingdom, (“UK Division”).

WLG (UK) acquired the assets of UK Division on an “as is” and “where is” basis and received no warranties or other representations customarily provided in normal purchase transactions. On September 11, 2006, UK Co. had been placed in administration under United Kingdom law, which is similar to an involuntary bankruptcy filing in the United States, and, at the time of the Transaction, was under the legal control of the Administrators, who were acting for UK Co. As such, the Administrators made no representations nor provided any warranties of substance to WLG (UK). Moreover, the acquisition of UK Division was made without the benefit of due diligence or having access to the books and records of UK Division or its parent company. Negotiations were commenced with the Administrator, and the Transaction closed within one week. WLG wished to obtain an operating business with personnel experienced in freight forwarding and logistics that could serve as its first owned location in Europe. Purchasing the UK Division accomplished this goal.

At closing, WLG (UK) paid GBP 80 (approximately US$150, the “Purchase Price”) for the acquisition of certain tangible assets, work-in-progress (“WIP”) and intangible assets including the customer list of UK Division. Except for certain liabilities related to the WIP, which included “duress” liabilities to creditors and past due employee salaries and wages, WLG (UK) did not assume any other liabilities of UK Division. As part of the Agreement, WLG (UK) is to be paid a fee to collect the outstanding receivables of UK Co., all of which were retained by the Administrators for the benefit of the creditors of UK Co.

Following the Transaction, all of UK Division’s management and key employees joined WLG (UK), including one employee that worked in UK Co.’s London headquarters. At the time of the Transaction, WLG made an oral financial commitment to certain of UK Division’s employees in exchange for their assistance to help WLG obtain information about the business prospects of UK Division and in negotiating the terms of sale and purchase with the Administrators. As contemplated, the arrangement will provide these key employees the right to receive WLG shares based on the profitability of UK Division, measured annually beginning January 1, 2007 to December 31, 2009.

UK Co. began business in February 2006, and is the successor to a UK company that ceased business in February 2006, also as a result of being placed in administration. The UK Division provides a full range of supply chain management and logistics services, including freight-forwarding, customs clearances and warehousing, with a large concentration of its business in the trade lanes that run to the UK from Asia and the Indian subcontinent. WLG and UK Division had worked together prior to the Transaction on a limited basis, providing freight forwarding and logistics services to the customers of each. WLG (UK) now carries on the business of UK Division.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES / BUSINESS OF UK DIVISION(CONTINUED)

(i) Acquisition of business of UK Division (Continued)

The acquisition of UK Division has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG (UK) has allocated the Purchase Price to the tangible assets, liabilities and intangible assets acquired, based on the fair value of the net assets at the effective date of the acquisition. At September 15, 2006, the fair value of identifiable assets, less the fair value of liabilities of UK Division, was approximately $760, which comprised gross assets of approximately $923, including an intangible asset for customer relationships of $833, less total liabilities of about $163. The intangible asset is being amortized over a period of five years. Based on the retention of and expected cash flow from UK Division’s pre-acquisition customers, a fair value of $833 has been assigned to the customer list of UK Division. Of this amount, approximately $597 has been accrued as a potential earn-out obligation that may be payable to certain former executives of UK Division. The final amount to be paid is to be measured by the after-tax earnings of WLG (UK) for the three years beginning January 1, 2007, and ending December 31, 2009. No goodwill has been recorded for the acquisition of UK Division.

Net assets acquired of:	US$

Property, plant and equipment, net	38
Work in progress	52
Trade and other payables	(163)
Intangible assets	833

Net assets	760

Cash consideration	152
Accrual of contingent earn-out payment	597
Other cost capitalized	11

Total consideration	760

Goodwill arising on acquisition	-

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES / BUSINESS OF UK DIVISION(CONTINUED)

(ii) Acquisition of Mares - Shreve & Associates, Inc

On December 1, 2006, WLG’s wholly owned subsidiary, WLG (USA) acquired all of the voting shares of Mares-Shreve & Associated, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc, (“Sea Systems”, and collectively. the “MSA Group”). At closing, WLG (USA) made a cash payment of $1,150 to the shareholders (“Sellers”), and placed $50 in a six month escrow account to cover potential claims, if any, that may arise against the MSA Group or the Sellers.

The final purchase price (“Final Purchase Price”) for the MSA shares is the lesser of $2,000 or 4 times MSA Group’s Earnings Before Taxes (“EBT”) for the year ended August 30, 2006. The right to receive the difference in cash between the Final Purchase Price and $1,200 (“Cash Earn-Out Payments”) shall be dependent upon the MSA Group achieving certain financial targets over the three calendar years, beginning on January 1, 2007 and ending December 31, 2009. Also, if certain targets are achieved, WLG may be obligated to issue shares of its restricted common stock (“WLG Shares”) to the Sellers, (together, the” Purchase Price”). In addition to the WLG Shares, the Sellers are potentially entitled to receive the Cash Earn-Out Payments over the next three calendar years as follows: (i) if the EBT of MSA Group, determined on a cumulative basis over the next three calendar years, meets certain agreed targets, WLG (USA) shall pay to the Sellers three annual cash payments, which in the aggregate may not exceed $800; and (ii) if MSA Group’s EBT for the calendar year ending December 31, 2007 exceeds 2006 EBT by at least $25, Sellers shall receive an additional earn-out payment in WLG Shares equal to the lesser of $600 or four times the difference between adjusted net earnings before taxes for fiscal year ending December 31, 2007 and 2006 EBT. The number of WLG shares to be issued to the Sellers is to be valued at their fair market value as of December 31, 2007, with a floor value of $1.00 per share. If the fair market value of WLG’s Shares is less than $1.00, WLG (USA) shall have the right to make payment in cash.

WLG (USA), the Sellers and MSA Group provided representations and warranties that are typical and consistent for a Transaction of this size and scope. Sellers also warranted that the net worth of the MSA Group at closing shall be at least $1,050 and have warranted that 100% of the MSA Group’s trade receivables on hand as of the closing date will be collected within 150 days. Any shortfall in the collection of the trade receivables must be paid by the Sellers to the MSA Group within 10 days following the termination of the 150 day collection period. WLG has provided a guarantee to the Sellers for the payment obligations undertaken by WLG (USA) in connection with the Transaction.

The underlying assets of the MSA Group consist of its work-in-process inventory, trade receivables, office furniture and equipment, computer hardware and software, certain minor prepaid assets and its customer list. MSA Group’s customer base has been very stable with many customers being with the MSA Group for over 15 years.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES / BUSINESS OF UK DIVISION(CONTINUED)

(ii) Acquisition of Mares - Shreve & Associates, Inc (Continued)

The MSA Group provides custom brokerage and freight forwarding services from its offices in Seattle, Washington, and Long Beach, California. MSA, which was incorporated on May 15, 1979, in Washington state, provides customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991 in Washington state, is a non-asset based freight forwarder and provides a full range of air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship product from Asia to the West Coast of the United States (“US”) for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice, than its freight forwarding business. Prior to completion of the Transaction, WLG and the MSA Group had not worked together.

Acquiring the MSA Group achieved several objectives for WLG, including the following:

1.	Obtaining two “gateway city” offices in the US, namely in Seattle, Washington, and Long Beach, California,

2.	Adding in-house customs capabilities for the Group’s US business,

3.	Acquiring additional freight customers with the majority of their shipments originating in China, and

4.	Adding additional freight volumes to the Group in the Asia-Pacific trade lanes.

The acquisition of MSA has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG (USA) has allocated the Purchase Price to the tangible assets, liabilities and intangible assets acquired, based on the fair value of the net assets at the effective date of the acquisition. At December 1, 2006, the fair value of identifiable assets, less the fair value of liabilities of MSA Group, was approximately $2,543, which comprised gross assets of approximately $3,050, including an intangible asset for customer relationships of $1,550, tangible assets of $33, trade and other receivables of $1,121 and cash and cash equivalent of $346, less total liabilities of about $507. The intangible asset is being amortized over a period of ten years. No goodwill has been recorded in connection with the acquisition of MSA. The potential cash earn-out payment of $800 and the obligation to issue WLG shares in the amount of $600 were accrued as a contingent purchase obligation as of the closing date.

Net assets acquired of:	US$
Property, plant and equipment, net	33
Cash and cash equivalent	346
Trade and other receivables	1,121
Trade and other payables	(507)
Intangible assets	1,550

Net assets	2,543

Cash consideration	(1,143)
Accrual of contingent purchase consideration	(1,400)

Goodwill arising on acquisition	-

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES / BUSINESS OF UK DIVISION (CONTINUED)

The following unaudited pro forma information assumes the two acquisitions, UK Division and MSA Group, occurred as of January 1, 2005. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of WLG.

	Year ended December 31,
	2005	2006
	(Unaudited)	(Unaudited)
	US$	US$

Revenue	90,599	130,436

Net income	715	981

Net income per share of common stock

- Basic	0.03	0.04

- Diluted	0.03	0.04

9.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	2005	2006
	US$	US$

Facilities granted
Committed line - bank guarantees	681	784
- overdraft facilities	425	459
- bank loans	3,520	5,266

Total committed bank facilities	4,626	6,509

The terms of the loan facilities, including the amounts and maturity dates, are agreed by the banks and the Group from time to time.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES (CONTINUED)

Bank guarantees of $603 will expire within one year from December 31, 2006, but may be renewed as long as the Group makes available to the banks the amount of cash collateral that is required to support each guarantee. The remaining bank guarantee of $181 and the overdraft facilities have no expiry date but may be terminated by either the bank or WLG by giving 30 days notice. The bank loan facilities mature on various dates as follows: (i) $114 on October 17, 2007 and (ii) $1,000 revolving line of credit in October 2007, and (iii) $1,000 term loan in November 2011. The remaining loan facility of $3,152 is an on going facility that was renewed on 27 January 2006. After 12 months from its renewal date, the facility may be terminated by either the bank or WLG giving 30 days notice.

For the total loan facility granted of $5,266, (i) $114 is unsecured and repayable within one year by monthly installments, (ii) $1,000 revolving line of credit and the $1,000 year term loan are secured by a first position blanket lien on substantially all of WLG (USA)’s and MSA’s assets and a guarantee provided by the Group’s parent company, (iii) $3,152 is secured by accounts receivables of Asean and (iv) a registered mortgage charge over the assets of Asean and personal guarantees from the former shareholders of Asean. As of December 31, 2006, these bank loans carried interest rates of 7.25% to 11.60% per annum.

	2005	2006
	US$	US$

Utilized
Committed line - bank guarantees	681	784
- overdraft facilities	425	459
- bank loans	2,870	4,183

Total bank facilities utilized	3,976	5,426

Bank guarantees of $603 are collateralized by cash of $617. The remaining bank guarantee of $181 is secured by (i) a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean. The overdraft facilities of $459 are secured by (i) a guarantee and Indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

10.	CAPITAL LEASE OBLIGATION

The following is a schedule by year of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

Year ending Dec 31,	Total
US$

2007	149
2008	37
2009	2
2010	-

188
Less amount representing interest	(12)

Present value of future minimum lease payments	176
Less current liabilities	(138)

Non-current portion	38

11.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes these approximate future minimum lease payments for obligations in effect as of December 31, 2005 and 2006:

	2005	2006
	US$	US$

Within one year	626	790
Over one year but not exceeding two years	456	543
Over two years but not exceeding three years	282	300
Over three years but not exceeding four years	98	122
Over four years but not exceeding five years	47	8
Thereafter	-	-

Total operating lease commitments	1,509	1,763

Rent expense under operating leases for the 8 months ended December 31, 2004, was approximately $171, and the amounts for the years ended December 31, 2005, and December 31, 2006, are $465 and $752, respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group in the course of its business enters into agreements with various carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of December 31, 2006, the obligation for the minimum amount of such cargo space to be utilized in the coming 12 months is $1,782.

Contingencies - outstanding claims

The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2006, the aggregate outstanding amount of claims was $13. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director of WLG

Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006

Paul Pomroy (“PP”)	Director of Asean and WLG (Aust)

Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors

Asean Cargo Services Pty Ltd (“Asean”)	CW was a shareholder and director of Asean until June 25, 2004. On November 9, 2005, Asean became a subsidiary of the Group.

Asean Logistics Inc (“ALI”)	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group.

Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Angus International Freight Pty Limited (“AIFP”)	PP was a director of AIFP until May 1, 2006

Warehouse Solutions International Pty Limited (“WSIP”)	PP was a director of WSIP until May 1, 2006

Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ

Bettervale Pty Limited (“BPL”)	PP was a director of BPL until May 1, 2006

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership as of December 31, 2006
		Name of owner	% held

WEC	Provision of sea freight and air freight forwarding services in the PRC until Feb 2005 and then became dormant #	CW PY	50% 50%

Asean	Provision of sea freight and air freight forwarding services in Australia #	WLG (Aust)	100%

ALI	Provision of sea freight and air freight forwarding services in the US #	WLG (USA)	100%

WLT	Provision of sea freight and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Rents property to WLG	CW	100%

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

In addition to the above, under the agency agreements, sometimes either the Group or the overseas agent is obliged to act as “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who has to pay the freight cost is determined by either the shipper and/or the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to raise an invoice to the other party for an amount attributable to it. The invoice amounts include the services fees earned and may also include the freight cost collected by the other party.

During the year ended December 31, 2006, one of these overseas agents is a related party (year ended December 31, 2005: two; eight months ended December 31, 2004: four). For the purposes of identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only act as collection agents, are not shown as related party transactions. Similarly, the amounts that the related party overseas agents billed to the Group, who only act as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	2005	2006
	US$	US$
Due from related parties (Note (i))
WLT	13	18
AIFP	190	-
ACSQ	179	169
WSIP	146	-
BPL	7	-
PP	7	11

	542	198

Due to related parties (Note (i))
ACSQ	24	-
WSIP	22	-

	46	-

Due to a director (Note (ii))

CW	325	439

Notes:

(i)
With the exception of amounts due to directors, the amounts due from / to related parties are unsecured, interest-free and repayable on demand. Transactions in these accounts during the periods covered by these financial statements represented mainly:

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities:

	WEC	Asean	ALI	WLT	AIFP	WSIP	ACSQ	BPL	PP	Total
	US$	US$	US$	US$	US$	US$	US$	US$	US$	US$

May 1, 2004	365	349	159	27	-	-	-	-	-	900

Trade transactions	258	239	180	17	-	-	-	-	-	694
Expenses paid	358	22	9	-	-	-	-	-	-	389
Net settlements	(773)	(131)	(251)	(33)	-	-	-	-	-	(1,188)
Reclassified as non-related parties	-	(479)	-	-	-	-	-	-	-	(479)

December 31, 2004	208	-	97	11	-	-	-	-	-	316

Acquisition	-	-	-	-	190	120	155	-	-	465
Trade transactions	204	-	-	15	-	(33)	-	7	-	193
Expenses paid	128	-	-	-	-	-	-	-	7	135
Net settlements	(540)	-	-	(13)	-	37	-	-	-	(516)
Reclassified as non-related parties	-	-	(97)	-	-	-	-	-	-	(97)

December 31, 2005	-	-	-	13	190	124	155	7	7	496
Trade transactions	-	-	-	41	-	-	-	-	-	41
Net settlements	-	-	-	(36)	(190)	(124)	14	(4)	4	(336)
Re-classified as non-related parties	-	-	-	-	-	-	-	(3)	-	(3)

December 31, 2006	-	-	-	18	-	-	169	-	11	198

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

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

•	Expenses paid include amounts paid by the Group on the related parties’ behalf (or paid by the related parties on the Group’s behalf).

•	Net settlements are the amounts that the Group paid (or received).

Additional details of transactions

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	US$	US$	US$
Handling income received/receivable
Asean	7	-	-
ALI	29	-	-
WEC	25	5	-
WLT	1	2	-

Handling fee paid/payable
Asean	32	-	-
ALI	21	-	-
WEC	69	16	-
WLT	1	-	2

Rental paid/payable
JWP	29	98	108
YHKL	31	-	-

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions during the 8 months ended December 31, 2004, the years ended December 31, 2005 and 2006, with directors / shareholders:

	CW	PY	Total
	US$	US$	US$

May 1, 2004	(830)	(10)	(840)

Expenses/draws	97	10	107

December 31, 2004	(733)	-	(733)

Expenses / repayment	408	-	408

December 31, 2005	(325)	-	(325)
Advances	(258)	-	(258)
Expenses / repayment	144	-	144

December 31, 2006	(439)	-	(439)

Notes:

•	Expenses / loan repayment include amounts that were either paid directly to or for the benefit of CW or PY

13.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock:

During September and October 2005, WLG, through a private transaction received subscriptions for the sale of 928,080 shares of its common stock at a price of $1.00 per share, and received the full proceeds of $928 for all of the subscribed shares as of December 31, 2005.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

WLG, as part of the agreements and/or understandings with certain of its employees, issued 63,000 shares of its common stock to such employees as compensation for services as of December 31, 2005. The fair market value of the shares has been recorded as an addition to paid-in-capital and common stock as of December 31, 2005, and the employee benefit was recorded in the shareholders’ equity section of the accompanying consolidated financial statements. Compensation expense is amortized and recorded in each period the services are rendered, and the related employee benefit account is reduced by a like amount. All amounts of compensation expense for these shares have been fully amortized to expense as of December 31, 2006.

In addition, a consultant was issued 10,000 shares of WLG’s common stock as payment for services in the year ended December 31, 2005. The issuance of these shares is recorded as an expense and as an addition to common stock and additional paid-in capital.

As of December 31, 2006, the terms of an earn-out provision, as measured by the earnings before interest and taxes of Asean for the 15 months ended December 31, 2006, obligated the Company to issue an additional 1.3 million shares of the Company’s common stock to the former shareholders of Asean, Goodwill and additional paid-in capital were increased by $1,300 at December 31, 2006, to record the fair value, as determined by the Board of Directors, of these shares, which are to be issued in 2007.

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

The Series A Preferred Stock has a stated, liquidation and redemption value of $0.75 per share. The Series A Preferred Stock shall pay a 6% annual cumulative dividend, and for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share. The Series A Preferred Stock has a conversion price of $0.50 per share and may be converted, at any time at the option of the Holder into a maximum number of 2.0 million shares of common stock.

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

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	US$	US$	US$

Cash paid for:
Interest expense	5	162	392
Income tax	271	471	434

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

(iv)
On December 31, 2006, additional paid-in capital was increased by 1.3 million shares of common stock to be issued in 2007 in finalization of an earn-out provision in connection with the purchase of Asean.

(v)	On December 31, 2006, additional contingent purchase price consideration of $597 and $1,400 was accrued in connection with the acquisitions of the UK Division and MSA, respectively.

15.	RETIREMENT PLAN

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

Pension expenses of $35 were incurred by the Group during the 8 months ended December 31, 2004. The pension expense incurred for the year ended December 31, 2005 was $70 and the year ended December 31, 2006 is $723. The Group does not participate in any other statutory retirement plans, other than the MPF in Hong Kong.

WLG (USA) and the MSA Group each operate a 401(k) plan for all their personnel.  Both 401(k) plans allow substantially all of WLG (USA) and MSA’s employees to make elective tax-deferred contributions, subject to IRS limitations.  One employee has elected not to participate in such plan. WLG (USA) does not contribute to the 401(k) plan, and MSA Group matches up to 4% of the amounts contributed by its employees.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

16.	OPERATING RISKS

a)	Credit risk and its concentration

The Group provided forwarding services to a number of customers. Details of individual customers accounting for more than 10% of the Group’s sales appear in note 17(a).

Concentration of accounts receivable as of December 31, 2005 and 2006 is as follows:

	2005	2006
	%	%

Customer A	13	-

Certain aspects of the freight forwarding industry and customs brokerage business involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that the Group offer 30 days or more credit to many of its clients. In the customs brokerage business, normal credit terms are from 7 to 15 days. In order to avoid cash flow problems and bad debts, the Group attempts to maintain tight credit controls through the use of credit checks, credit limits and periodic account reviews. However, the Group may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom the Group has extended credit either delay their payments or become unable or unwilling to pay their invoices after the Group has completed shipment of their goods, or performed services on their behalf.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arises from the Group’s major customers and related companies, but the directors, in their opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

b)	Concentration of suppliers

The Group sourced forwarding services from a number of suppliers. Details of individual suppliers accounting for more than 10% of the Group’s cost of sales appear in note 17(b).

As of December 31, 2005 and 2006, no supplier accounted for more than 10% of the Group’s trade payables.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

16.	OPERATING RISKS (CONTINUED)

c)	Geographical concentrations

The Group's customers forward freight to countries including Australia, China, the UK, and the US. It is possible that in the near term, customers in these geographical areas could experience disruptions in their operations, as a result of events such as changes in the economy or political events. As a result, there is a possibility that such events may have a severe impact on the Group’s revenues and receivables derived from activities in these and other countries. Approximate percentages of revenues and receivables in the respective geographic areas are as follows:

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	%	%	%
Revenues
Americas	12	10	13
Asia and others	5	20	45
Australia	55	48	27
Europe	28	22	15

	100	100	100

	2005	2006
	%	%

Trade Receivables
Americas	18	18
Asia and others	28	25
Australia	50	43
Europe	4	14

	100	100

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and
years ended December 31, 2005 and 2006

(Dollars in thousands except share data and per share amounts)

17.	MAJOR CUSTOMERS AND SUPPLIERS

(a)	Details of individual customers accounting for more than 10% of the Group's sales are as follows:

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	%	%	%
Major customer
A	11	11	-
B	7	-	-

(b)	Details of individual suppliers accounting for more than 10% of the Group's cost of sales are as follows:

	8 months ended December 31,	Year ended December 31,	Year ended December 31,
	2004	2005	2006
	%	%	%
Major suppliers
L	14	-	-
N	34	19	12
O	13	-	-
P	-	12	23

	61	31	35

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and years ended December 31, 2005 and 2006

18.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding (ii) sea forwarding and (iii) customs brokerage services. (Note that the Group did not enter the customs brokerage business until the fourth quarter of 2005.) The following table summarizes the Group’s operations analyzed into air and sea forwarding services:

(i) During 8 months ended December 31, 2004 and year ended December 31, 2005

	Air forwarding		Sea forwarding		Elimination		Total
	8 months ended December 31,	Year ended December 31,	8 months ended December 31,	Year ended December 31,	8 months ended December 31,	Year ended December 31,	8 months ended December 31,	Year ended December 31,
	2004	2005	2004	2005	2004	2005	2004	2005
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	10,427	26,912	6,159	25,811	(2)		16,584	52,723
Cost of forwarding	(9,450)	(23,962)	(4,657)	(19,619)	2		(14,105)	(43,581)
Depreciation	(11)	(47)	(24)	(93)			(35)	(140)
Interest income	1	13	-	6			1	19
Interest expense	(2)	(31)	(4)	(101)			(6)	(132)
Other segment income	5	233	8	217			13	450
Other segment expenses	(777)	(2,529)	(1,178)	(5,317)			(1,955)	(7,846)
Taxation	(39)	(111)	(57)	(243)			(96)	(354)

	154	478	247	661			401	1,139
Corporate expenses							(125)	(547)

Segment income from continuing operation before minority interest							276	592

Segment assets	3,709	6,476	2,367	7,894	(1,247)		4,829	14,370

Unallocated assets							317	4,705
Total assets							5,146	19,075
Property, plant and equipment - additions	38	110	64	204			102	314

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and years ended December 31, 2005 and 2006

18.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii) During the year ended December 31, 2006:

	Air forwarding	Sea forwarding	Customs brokerage	Total
	2006	2006	2006	2006
	US$	US$	US$	US$

Revenue	29,957	42,904	27,446	100,307
Cost of forwarding	(25,588)	(33,606)	(25,385)	(84,579)
Depreciation	(100)	(292)	(30)	(422)
Interest income	28	17	1	46
Interest expense	(88)	(193)	(111)	(392)
Other segment income	30	86	14	130
Other segment expenses	(3,871)	(7,473)	(1,775)	(13,119)
Taxation	(105)	(361)	(35)	(501)

Segment income from continuing operation before minority interest	263	1,082	125	1,470

Corporate expenses				(917)

Segment income from continuing operation before minority interest				553

Segment assets	6,696	9,905	2,527	19,128
Unallocated assets				7,959

Total assets				27,087

Property, plant and equipment - additions	53	219	33	305