Form 10-Q
period 2007-03-31
WAKO LOGISTICS GROUP INC
filed 2007-05-15
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10−Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _____________

Commission file number: 333-113564

Wako Logistics Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0262555
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 E. Howard Avenue, Unit 232
Des Plaines, Illinois 60018
(Address of principal executive offices with zip code)

847-294-1600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non−accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b−2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non−accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act.) ☐ Yes  ☒ No

As of May 14, 2007, the registrant had 25,390,080 shares of its common stock outstanding.

Wako Logistics Group, Inc.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q contains forward-looking statements concerning Wako Logistics Group, Inc. (“WLG,” the “Company” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2006. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1: Financial Statements

Wako Logistics Group, Inc.

Consolidated Statements of Operations
3 months ended March 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

		3 months ended March 31,
		2006	2007
		(unaudited)	(unaudited)
	Note	US$	US$
Revenues:
Freight		11,894	15,975
Agency services		543	1,060
Other services		7,245	12,274

Total revenues		19,682	29,309

Operating expenses
Cost of forwarding		(16,536)	(24,561)
Selling and administrative expenses		(3,217)	(4,206)
Depreciation and amortization		(144)	(242)

Total operating expenses		(19,897)	(29,009)

(Loss)/Income from operations		(215)	300

Other income / (expense)
Interest income		6	9
Interest expense		(92)	(118)
Other income, net		72	47

(Loss)/ Income before income taxes		(229)	238

Provision for income taxes		(26)	(88)

Net (Loss)/ Income		(255)	150

Dividend on preferred stock		(22)	(22)

(Loss)/Income applicable to common stock		(277)	128

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		6	28

Total comprehensive income		(271)	156

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Operations
3 months ended March 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

Net (loss) / income per share:

Basic earnings per share	2	(0.01)	0.00

Diluted earnings per share	2	(0.01)	0.00

Weighted average common shares outstanding

Basic		25,390,080	26,690,080

Diluted		26,915,755	26,833,422

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2006 and March 31, 2007

(Dollars in thousands except share data and per share amounts)

		At December 31, 2006	At March 31, 2007
			(unaudited)
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,528	2,122
Restricted cash		372	508
Certificates of deposit		245	245
Trade receivables, net of allowance (2006-$520; 2007-$526)		14,635	12,222
Deposits, prepayments and other current assets		687	862
Tax prepaid		108	108
Due from related parties	5	198	199

Total current assets		17,773	16,266

Property, plant and equipment, net		927	936
Deposits and other non-current assets		216	216
Deferred tax assets		231	254
Intangible assets, net		4,052	3,889
Goodwill		3,888	3,888

Total assets		27,087	25,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts		616	478
Trade payables		8,006	7,374
Accrued charges and other creditors		3,534	3,635
Bank loans - maturing within one year	3	3,383	2,428
Current portion of capital lease obligations		138	131
Due to directors	5	439	374
Income tax payable		287	241

Total current liabilities		16,403	14,661

Non-current liabilities
Non-current portion of capital lease obligations		38	15
Other non-current liabilities		28	33
Bank loans - maturing after one year	3	800	750

		866	798

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Balance Sheets
At December 31, 2006 and March 31, 2007

(Dollars in thousands except share data and per share amounts)

	At December 31, 2006	At March 31, 2007
		(unaudited)
	US$	US$
Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and none issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value of $1,500)	2	2
Common stock, US$0.001 par value, 55 million shares authorized, 25,390,080 shares issued and outstanding	25	25
Additional paid-in capital	8,014	8,030
Accumulated other comprehensive income	115	143
Retained earnings	1,662	1,790

Total stockholders' equity	9,818	9,990

Total liabilities and stockholders' equity	27,087	25,449

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Consolidated Statements of Cash Flows
3 months ended March 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

	3 months ended March 31,
	2006	2007
	(unaudited)	(unaudited)
	US$	US$
Cash flows from operating activities:
Net (loss) / income	(255)	150

Adjustments to reconcile net (loss) / income to net cash provided by operating activities
Depreciation	59	79
Amortization	82	163
Bad debts written off	74	4
Other non-cash items	3	16

Changes in working capital:
Trade receivables	2,213	2,409
Deposits, prepayments and other current assets	(228)	(174)
Due from related parties	35	-
Trade payables	(889)	(632)
Accrued charges and other creditors	430	123
Due from related parties	(12)	(1)
Due to directors	(62)	(65)
Income tax payable	(76)	(69)

Net cash provided by operating activities	1,374	2,003

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(25)	(78)

Net cash used in investing activities	(25)	(78)

Cash flows from financing activities:
Restricted cash	-	(136)
Bank overdrafts	(56)	(138)
Bank loans repaid	(490)	(1,005)
Due from related parties	1	-
Capital lease obligations paid	(34)	(30)
Payment of dividend to preference shareholder	-	(22)

Net cash used in financing activities	(579)	(1,331)

Net increase in cash and cash equivalents	770	594
Cash and cash equivalents at beginning of period	1,212	1,528

Cash and cash equivalents at end of period	1,982	2,122

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

1.	ORGANIZATION AND BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG,” the “Company” or together with its subsidiaries collectively, the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, United States, United Kingdom and through a worldwide network of independent cargo agents.

WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”) , Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”), Mares-Shreve & Associates, Inc (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. (“Sea Systems”) (collectively, “MSA Group”) and WLG (UK) Limited (“WLG (UK)”), which is wholly-owned by WLG (UK) Holdings Limited (“WLG UK Holdings”). With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

Wako Logistics Group, Inc. was incorporated on December 2, 2003, pursuant to the laws of Delaware in the United States of America. Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, WLG consummated a combination with Wako Express (HK) Company Limited and Wako Air Express (HK) Company Limited by the issuance of 20,000,900 shares of common stock in WLG in exchange for 100% of the outstanding stock of WEHK and WAE.

WEHK was incorporated in Hong Kong on June 4, 1982, and its principal activity is the provision of sea freight-forwarding services. WAE was incorporated in Hong Kong on February 24, 1989, to provide air freight-forwarding services.

In July 2004, the Group established WE China as a wholly owned subsidiary. WE China commenced business in February 2005 to provide sea and air freight forwarding and logistics services in China and to companies trading with China.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O'Neill (USA) LLC, a company based in Chicago, Illinois. Kay O’Neill changed its name to WLG (USA) LLC in June 2005, and now operates as WLG (USA). WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services and oversees the Group’s business in the US.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation, and made it a first tier subsidiary of WLG (USA). ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers who ship products primarily between Asia and the United States. Substantially all of ALI’s administrative activities have been assumed by WLG (USA).

On November 9, 2005, the Group acquired all of issued and outstanding common stock of Asean, which is a non-asset based freight forwarding and logistics provider. Based in Sydney, Australia, with offices in Melbourne and Brisbane, Asean provides freight-forwarding and logistics services, as well as customs brokerage services to its customers, who ship products primarily between Asia and Australia.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On September 15, 2006, the Group’s UK subsidiary, WLG (UK) commenced business by acquiring the operating assets and assuming limited liabilities of a division of a UK freight forwarding and logistics company doing business in Manchester, England (“UK Division”). WLG (UK) is located in Manchester, England, and it now operates the former business of UK Division, which provides sea and air freight forwarding, warehousing and logistics services, mostly to UK based customers.

The Group, effective December 1, 2006, acquired all of the voting shares of Mares-Shreve & Associates, Inc. and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. MSA, which was incorporated on May 15, 1979, in Washington State, provides customs brokerage services, and Sea Systems, incorporated in Washington State on February 26, 1991, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services. The MSA Group mainly serves customers that ship products from Asia to the US.

As of March 31, 2007, all subsidiaries are wholly-owned, and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2007, and for the 3 months ended March 31, 2007 and 2006, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2007, and results of operations and cash flows for the 3 months ended March 31, 2007 and 2006, have been made. The results of operations for the 3 months ended March 31, 2007 and 2006, are not necessarily indicative of the operating results for the full year.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

2.	EARNINGS / (LOSS) PER SHARE

Earnings / (Loss) per share were computed as follows:

	3 months ended March 31, 2006

	Income (Loss)	Weighted average number of shares	Per share amount
			US$
Net loss	(255)

Dividend on convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic earnings per share
Loss available to common stockholders	(277)	25,390,080	(0.01)

Effect of dilutive securities
Warrants	-	32,432
Convertible redeemable preferred stock	-	1,493,243

Diluted earnings per share
Loss available to common stockholders
assuming conversion	(277)	26,915,755	(0.01)

There are no anti-dilutive shares.

	3 months ended March 31, 2007

	Income (Loss)	Weighted average number of shares	Per share amount
			US$
Net Income	150

Dividend on convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders		25,390,080
Additional common stock to be issued as earn-out payment		1,300,000
	128	26,690,080	0.00
Effect of dilutive securities
Warrants	-	21,671
Stock option		121,671

Convertible redeemable preferred stock (Note #)	-	-
Diluted earnings per share
Income available to common stockholders
assuming conversion of Warrants	128	26,833,422	0.00

#:	Common stock is not increased by 2,000,000 related to the convertible preferred stock because the effect would be anti-dilutive.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

3.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2006	At March 31, 2007
		(unaudited)
	US$	US$
Facilities granted
Committed lines
- bank guarantees	784	918
- overdraft facilities	459	471
- bank loans	5,266	5,345

Total committed bank facilities	6,509	6,734

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $733 will expire within one year from March 31, 2007, but may be renewed provided the Group makes available sufficient cash required by the banks to collateralize each guarantee. The remaining bank guarantee of $185 and the overdraft facilities have no expiry date, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The bank loans mature on various dates as follows: (i) $114 on October 17, 2007, (ii) $1,000 revolving line of credit in October 2007, and (iii) $1,000 term loan in November 2011. The remaining loan facility of $3,231 is an ongoing facility that may be terminated by either the bank or WLG giving 30 days notice to the other party.

For the total bank loans of $5,345 granted by various banks, (i) $114 is unsecured and repayable within one year by monthly installments, (ii) the $1,000 revolving line of credit and the $1,000 five year term loan are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and MSA Group and a guarantee provided by the Group’s parent company, (iii) $3,231 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and personal guarantees from Asean’s former shareholders. As of March 31, 2007, these bank loans carried interest rates from 8.07% to 11.60% per annum.

Certain of the bank guarantees, totaling $733, are collateralized by cash of $753. The remaining bank guarantee of $185 is secured by (i) a guarantee and indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate owned by various individuals associated with Asean. The overdraft facility of $425 is secured by (i) a guarantee and indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of Asean’s assets and (iii) real estate owned by various individuals associated with Asean.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

3.	BANKING FACILITIES (CONTINUED)

	At December 31, 2006	At March 31, 2007
		(unaudited)
	US$	US$
Utilized
Committed lines
- bank guarantees	784	918
- overdraft facilities	459	471
- bank loans	4,183	3,178

Total bank facilities utilized	5,426	4,567

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes these approximate future minimum lease payments for operating leases in effect as of March 31, 2007, and December 31, 2006:

	At December 31, 2006	At March 31, 2007
		(unaudited)
	US$	US$

Within one year	790	747
Over one year but not exceeding two years	543	487
Over two years but not exceeding three years	300	251
Over three years but not exceeding four years	122	94
Over four years but not exceeding five years	8	5

Total operating lease commitments	1,763	1,584

Rent expense under operating leases for the 3 months ended March 31, 2006 and 2007, was $169 and $207, respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of March 31, 2007, the obligation for the minimum amount of cargo space to be used for the following twelve months is $4,036.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued to cover the Group’s businesses.

As of March 31, 2007, the aggregate, outstanding amount of claims was approximately $34. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group

Christopher Wood (“CW”)	Shareholder and director of WLG

Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006

Paul Pomroy (‘’PP’’)	PP is a director of Asean and WLG (Aust)

Wako Express (China) Company Limited (“WEC”)	Common shareholders and directors

Asean Logistics, Inc.	PY was a shareholder of ALI until January 3, 2005. On October 1, 2005, ALI became a subsidiary of the Group

Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Angus International Freight Pty Limited (‘’AIFP’’)	PP was a director of AIFP until May 1, 2006

Warehouse Solutions International Pty Limited (‘’WSIP’’)	PP was a director of WSIP until May 1, 2006

Asean Cargo Services (Qld) Pty Limited (‘’ACSQ’’)	PP is a director of ACSQ

Bettervale Pty Limited (‘’BPL’’)	PP was a director of BPL until May 1, 2006

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held
WLT	Provision of sea and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Leases property to CW	CW	100%

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

In addition to the above, under theses agency agreements, sometimes either the Group or the overseas agent is obliged to act as a “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who is to pay the freight cost is determined by either the shipper and / or the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to issue an invoice to the other party for an amount attributable to it. The amounts include the service fees earned and may also include the freight cost collected by the other party.

During the periods indicated, one overseas agent is a related party. In identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from related party overseas agents and the handling fees paid by the Group to related party overseas agents are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agents, who only acted as collection agents, are not shown as related party transactions. Similarly, the amounts that the related party overseas agents billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2006	At March 31, 2007
		(unaudited)
	US$	US$
Due from related parties (Note (i))
WLT	18	14
ACSQ	169	174
PP	11	11

	198	199

Due to directors (Note (ii))
CW	439	374

Notes:

(i)
With the exception of amounts due to directors, the amounts due from / to related parties are unsecured, interest-free and repayable on demand. Transactions in these accounts during the periods covered by these financial statements represented mainly:

a)	amounts paid/ collected on behalf of related parties;

b)	amounts paid/ payable to and received/ receivable from directors, including dividends; and

c)	handling income receivable/ handling fee payable/ rental payable and related settlements.

(ii)	Amounts due to directors are unsecured, interest free and repayable on demand.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WSIP	BPL	PP	ACSQ	AIFP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$

January 1, 2006	124	7	7	155	190	13	496

Trade transactions	(42)	(24)	-	2	-	22	(42)
Net settlements	28	18	2	(4)	(13)	(12)	19

March 31, 2006	110	1	9	153	177	23	473

January 1, 2007	-	-	11	169	-	18	198

Net settlements	-	-	-	-	-	(4)	(4)
Exchange alignment	-	-	-	5	-	-	5

March 31, 2007	-	-	11	174	-	14	199

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions

	3 months ended March 31,
	2006	2007
	(unaudited)	(unaudited)
	US$	US$

Handling fee paid/payable
WEC	1	-

Rental paid/payable
JWP	27	27

Summary of transactions during the periods with directors / shareholders:

CW
(unaudited)
US$

January 1, 2006	325
Expenses paid	(62)

March 31, 2006	263

January 1, 2007	439
Expenses paid	(65)

March 31, 2007	374

Notes:

Expenses/ loan repayment include amounts that were paid either directly to or for the benefit of CW.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	3 months ended March 31,
	2006	2007
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	92	118
Income taxes	58	156

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

7.	STOCK OPTION

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of the Group’s subsidiaries or affiliates. The Plan is administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2007, the number of shares reserved under the Plan was increased to 5,078,016.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from the effective date. However, the Plan permits significant latitude to allow the board to grant options with varying terms, such as changing the vesting period, the term and exercise price. Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and the compensation expense will be recognized over the vesting period of the option.

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and as of that date, all substantial terms and conditions for the option were communicated to and agreed with the officer. To date, the board has not yet formally approved the award, but it has approved the employment agreement containing the terms of the option commitment. As such, the Company views approval of this option to be a formality and has established August 2005 as the grant date for this option. Effective January 15, 2007, the board approved and awarded options to three employees to purchase 20,000 shares of the Company’s common stock.

The fair value of each option granted during the three months ended March 31, 2007, and the option granted in August 2005, was estimated as of the grant date for each option using the Black-Scholes option-pricing model. The assumptions used for the model were as follows: (1) expected life of 2 and 3 years for the August 2005 and January 2007 options, respectively; (2) zero dividend yield; (3) volatility of 45% and 57.7% for the August 2005 and January 2007 options, respectively; (4) no post vesting terminations; and (5) a risk free interest rate of 4.6%. The weighted average grant-date fair value of the options granted in August 2005 and January 2007 was $0.28 and $1.22 per share, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the compensation expense related to the fair value of stock options charged to income for the period ended March 31, 2007, was $16. As of March 31, 2007, the compensation expense related to non-vested options totaled $42 and is expected to be recognized over 2.75 years. The total intrinsic value of the options outstanding and options exercisable as of March 31, 2007, was $120 and $105, respectively. No tax benefit was recognized for the stock option expense recorded for the three months ended March 31, 2007.

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted Ave. exercise price	Weighted Ave. Remaining Contractual Term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00
Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-
Outstanding at December 31, 2006	200,000	1.00	8.58
Granted during the three months ended March 31, 2007	20,000	2.85
Outstanding at March 31, 2007	220,000	1.17	8.46

Exercisable at March 31, 2007	176,667	1.17	8.35

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of March 31, 2007:

Shares of common stock outstanding	25,390,080

Reserved for future issuance
Options granted to employees and officer	220,000
Earn-Out shares earned but not issued	1,300,000
Warrants	100,000
1,620,000

Total shares issued and outstanding and reserved for future issuance at March 31, 2007	27,010,080

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2006 and 2007

8.	INCOME TAX

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the tax position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and March 31, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; United Kingdom; Hong Kong; Australia and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluations were performed for the tax years that remain open for examination which are the following: (1) United States - December 31, 2003 through 2006; (2) United Kingdom - December 31, 2006; (3) Hong Kong - April 30, 2001 to December 31, 2006; (4) Australia - June 30, 2003, through December 31, 2006 and (5) China - calendar years 2005 and 2006. Based on a review of tax positions for all open years, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with unrecognized tax benefits and tax audits is to record such items as a component of the provision for income tax expense. For the three months ended March 31, 2007, no interest or penalties were recorded relating to the settlement of any income tax audits.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2006 and 2007

9.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services. The Group’s operations for the air, sea and customs brokerage segments are summarized in the following table:

(i)	During the 3 months ended March 31, 2006 and 2007 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	6,497	7,248	7,591	14,027	5,594	8,034	19,682	29,309
Cost of forwarding	(5,458)	(6,015)	(5,753)	(11,128)	(5,325)	(7,418)	(16,536)	(24,561)
Depreciation	(19)	(24)	(35)	(106)	(5)	(8)	(59)	(138)
Interest income	3	4	3	5	-	-	6	9
Interest expense	(23)	(25)	(46)	(66)	(23)	(27)	(92)	(118)
Other segment income	12	11	57	25	1	11	70	47
Other segment expenses	(964)	(1,101)	(1,815)	(2,386)	(310)	(555)	(3,089)	(4,042)
Taxation	(9)	-	(31)	(80)	14	(8)	(26)	(88)

	39	98	(29)	291	(54)	29	(44)	418

Corporate expenses							(211)	(268)

Segment income from continuing operation before minority interest							(255)	150

Segment assets	5,137	5,576	6,516	9,828	1,331	2,264	12,984	17,668

Unallocated assets							4,644	7,781

Total assets							17,628	25,449

Property, plant and equipment - additions	10	8	12	58	3	12	25	78

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2006 and 2007

9.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2006 and 2007, analyzed by geographical locations :

	3 months ended March 31,
	2006	2007
	(unaudited)	(unaudited)
	%	%

Revenues
Americas	20	15
Asia and others	33	53
Australia	30	20
Europe	17	12

	100	100

(c)
The Group made no sales during the three months ended March 31, 2006 and 2007, which qualified as sales to a major customer (defined as a customer for which sales to it represent 10% or more of total revenues).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Wako Logistics Group, Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, United States (“US”), United Kingdom (“UK”) and through a worldwide network of independent cargo agents.

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

Wako Logistics Inc. was incorporated in Delaware on December 2, 2003, and, on January 8, 2004, changed its name to Wako Logistics Group, Inc. Immediately following the formation of Wako Logistics Group, Inc., Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder. Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, between us and Mr. Wood (and his nominee), we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock to Mr. Wood  in exchange for 100% of the outstanding shares of common stock of WEHK and WAE.

WEHK, incorporated in Hong Kong on September 4, 1982, carries on the business of handling sea freight for its customers, both export and import, between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes and, more recently, on the trade lanes running from Asia to the US and Europe. WAE was incorporated in Hong Kong on February 24, 1989. Its business is dedicated to handling air freight, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the US and Europe.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill was a US based logistics business, and, at the date of acquisition, had an office in Des Plaines, Illinois, which primarily served US based customers by providing services similar to those offered by the Group in Asia and elsewhere. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in California in September 1999. ALI, based in Torrance, California, is a non-asset based freight forwarding company and provides traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) Pty. Ltd., completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Asean, incorporated in March 1984, and based in Sydney, Australia, has offices in Melbourne and Brisbane and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to use to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis from the Administrators acting on behalf of the UK Co. UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, warehouse logistics and customs brokerage services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to the acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (collectively, "MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington State, provides customs brokerage services to its customers. Sea Systems, incorporated in Washington State on February 26, 1991, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the United States. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to the acquisition, the MSA Group and WLG had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

Overview

WLG is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services to its customers throughout the world. We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types to provide both regional and international freight forwarding services to our customers. Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and other valued added services such as price ticketing and warehousing provided by us. We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight and performing customs clearance services in the many countries in which we operate. For our freight forwarding business, this experience allows us to focus on large cargo shipments, as the shipment of large cargos usually requires sophisticated logistical networks in many countries.

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

A significant portion of the expenses for our freight business are variable and relate directly to the amount and volume of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Due to the nature of our business, we have gained the necessary experience to be able to project our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all of our shipments. In general, this improves our profitability on these shipments.

A substantial portion of our direct freight costs are incurred pursuant to contracts for the advance purchase of cargo space from air carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the guaranteed amount. In the normal course of business, we seek to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill. However, we do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

As part of our freight forwarding business, we often provide related logistics services to our customers. Within our industry, such services are known as Value Added Services (“VAS”). The provision of VAS is becoming a necessary and important part of our business and may cover a wide range of supply chain services. As an example, we may provide some or all of the following VAS to our customers: pick and scan, pick and pack, co-packing, bar code printing and labeling and price tagging at both the carton and item levels. At the carton level, each carton remains unopened, which makes this a simpler service. At the item level, each individual item is processed - for example by size and color for apparel - which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of the customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer’s distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and are price-tagged, ready for sale in each retail location. We see the demand for these kinds of services increasing because a large portion of the retailer’s higher labor and storage costs may be “exported” to lower cost environments, such as China, thus bypassing costly de-consolidation and distribution centers in the customer’s home country. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers. Our billings for VAS may vary with the type of service performed, but they are often based on a per piece basis measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, and Long Beach, California. In each case, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight-forwarding operations. However, customs brokerage is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are less than those in our freight operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain additional freight-forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our brokerage customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific job or customer. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for customs services are based on the number of freight clearances for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The specific amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Because this business tends to be stable and recurring, we are able to estimate with a degree of certainty what our personnel needs are, with personnel costs being the largest expense for this business.

Global Agency Network

We work with approximately 525 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities so that we generally do not have to rely on a single agent in any one city.

All of our arrangements with overseas agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute any contracts on our behalf. The fees payable to and received from these agents are usually shared 50:50, and may include additional charges for specific services.

By working with these independent cargo agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices. Given the importance of overseas cargo agents to our business, we believe it is essential that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents.

 Results of Operations

THREE MONTHS ENDED MARCH 31, 2007, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006.

Total revenue for the three months ended March 31, 2007, increased approximately 49%, compared with total revenue for the three months ended March 31, 2006, growing from approximately $19.68 million to $29.31 million. Of this increase, revenues from our existing business grew by $3.64 million, and the two companies acquired in the fourth quarter of 2006 added $5.99 million in revenues.

From our existing businesses, approximately $0.74 million, or 20% of the increase, is attributable to revenues from our Hong Kong operations. Revenues from our operations in China grew by $0.29 million over the same period last year, adding approximately 8% to the total increase. The operations of WLG (USA) and ALI in the US added revenues of approximately $1.04 million, or 29% of the total increase. Approximately $1.57 million, or 43% of the increase in revenues, is from Asean, our subsidiary in Australia. Our two acquisitions in 2006 added revenues of $5.99 million. The UK acquisition, which we completed in September 2006, added $3.30 million, and the MSA Group, which we acquired on December 1, 2006, increased reported revenues by $2.69 million.

Gross profit rose from $3.15 million in the three months ended March 31, 2006, to $4.75 million for the same period in 2007, for an increase of $1.60 million, or 51%. Of this increase, our Hong Kong and China operations contributed $0.21 million; our US operations, WLG (USA) and ALI, added $0.11 million, and Asean added $0.39 million. WLG (UK) and MSA, our two acquisitions completed in 2006, added $0.68 million and $0.21 million, respectively. The Group's overall gross margin increased slightly, from 16.0% for the three months ended March 31, 2006, to 16.2% for the three month ended March 31, 2007.

During the three months ended March 31, 2007, total operating expenses increased to about $4.45 million, as compared to approximately $3.36 million for the same period in 2006, for an increase of 32%. Of this increase, salaries and related personnel costs increased nearly 44% from $2.01 million to $2.91 million. Other selling and administrative costs grew by approximately 7% from $1.21 million to $1.30 million, which, when combined with the increase in personnel costs, results in a total increase of almost $1.0 million.  Amortization and depreciation expense increased from $0.14 million to $0.24 million, or 71%.  Of the total increase in operating costs of $1.09 million, approximately $0.91 million is attributable to WLG (UK) and MSA, the two acquisitions completed in 2006. The remaining increase of about $0.18 million, which is attributable to our existing businesses, represents a 5% increase in operating expenses, compared to a sales increase reported by our existing operations of 18% for this same period.  See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income for the three months ended March 31, 2007, was $150,000, compared to a net loss of $255,000 for the same period in 2006. MSA, ALI and WE China incurred losses of $19,000, $20,000 and $3,000 during the three months ended March 31, 2007, respectively. Theses losses were offset by the growth in net income from our other operating subsidiaries including WAE, WEHK, WLG (USA) and Asean. Together these companies reported a profit of $415,000, representing an increase of $412,000, compared with net income of $3,000 for these entities for the same period in 2006. The improvement in their net incomes is mainly due to an increase in revenues and a slower growth in overhead expenses. In addition, WLG (UK) contributed net income of $16,000 for the three months ended March 31, 2007.

Segment Information

Air freight operations: Revenue from air freight operations for the three months ended March 31, 2007, increased to about $7.25 million from approximately $6.50 million, or approximately 12%, when compared to the same period in 2006.   Revenues from Hong Kong operations accounted for 6% of the total growth of this segment, mainly due to an increase in shipments to the US. WLG (USA) and Asean’s operations both reported substantial increases in air-freight revenue, contributing 18% and 28% of the overall growth, respectively. MSA and WLG (UK) accounted for 3% and 45% of the growth. WE China reported a decrease of about $109,000 in its air freight revenues for the three months ended March 31, 2007, or 6%, when compared to its revenue for same period in 2006.

Cost of sales for our air freight operations increased by approximately 10%, from about $5.46 million to $6.02 million. This increase was due to higher volumes of freight traffic arranged by us, but, this increase as a percentage, was less than the percentage increase in revenues for this segment. In general, the rates we obtained from co-loaders for shipments in the first quarter of 2007 were lower than the rates obtained for shipments during the first three months of 2006, and this helped to hold down our costs.

Gross profit margins increased from 16.0% for the three months ended March 31, 2006, to 17.0% for the same period in 2007. This increase in gross profit margins was primarily attributable to the gross profit margins for WLG (UK)'s air freight business, which reported a gross margin of 19.4%, and to improvements in the profit margins of WAE and WLG (USA).

Total segment overhead attributable to our air freight operations increased by approximately $0.14 million, or 14%, from approximately $1.00 million for the three months ended March 31, 2006, to $1.14 million, for the same period in 2007. Substantially all of the increase, or approximately $0.13 million, is attributable to the overhead costs of WLG (UK) and MSA, which were acquired near the end of 2006. There was almost no change in the segment overhead incurred by our other subsidiaries for the three months ended March 31, 2007, compared to the same period in 2006.

Net segment income for our air freight operations is approximately $98,000 for the three months ended March 31, 2007, compared to net income of $39,000 for the same period in 2006, for an increase of $59,000. The growth was mainly contributed by Asean, which experienced a loss of approximately $46,000 for the three months ended March 31, 2006, and reported a profit of $10,000 for the same period in 2007. In addition, Hong Kong’s air freight operations added $27,000, mainly as a result of an increase in freight volumes and an improvement in its profit margin. The increase in income posted by Hong Kong offset a decrease in income of about $29,000 in the air freight operations reported by WE China.

Sea freight operations: Revenues from sea freight operations for the three months ended March 31, 2007, increased approximately 85%, when compared to the same period in 2006, growing from approximately $7.59 million to $14.03 million. Much of this improvement is a result of the internal growth of our existing operations, which showed an increase in revenues of nearly 48% over last year. Our Hong Kong business accounted for 16% of the increase, and revenues generated by WE China's operations accounted for 6% of the growth.  WLG (USA) and ALI, our US subsidiaries, contributed revenues accounting for 13% of the growth.  In addition, revenues from Asean's sea freight business contributed 13% of the growth. The two acquisitions completed in 2006 accounted for the remaining increase of revenues, or about 52%. Of this increase, the MSA Group contributed 17% and WLG (UK) contributed 35%.

Cost of sales for our sea freight operations increased 93% from $5.75 million for the three months ended March 31, 2006, to $11.13 million for the same period in 2007. This increase is mainly attributable to a corresponding increase in sea freight revenues and increased ocean rates, and to the additional costs of WLG (UK) and MSA.

Gross profit margins decreased from approximately 24.2% for the three months ended March 31, 2006, to 20.7% for the same period in 2007. The decrease is due to increasing freight rates charged by the shipping lines and lower profit margins attributable to MSA and WLG (USA), which recorded gross margins of 9.2% and 15.4%, respectively, for the three months ended March 31, 2007.  The lower margins attributable to WLG (USA) are due to our decision to aggressively grow WLG (USA)’s import business from Asia to the US. Previously WLG (USA) had focused more on exports than imports. We were not able to pass on to our customers all of the increases in freight rates that we were charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by $0.74 million, or 40%, from approximately $1.87 million for the three months ended March 31, 2006, to $2.61 million for the same period in 2007. The increase is partially attributable to the acquisitions of WLG (UK) and MSA, which together, added overhead expenses of $0.56 million during the three months ended March 31, 2007. The overhead expense of ALI decreased by $120,000, from $0.14 million to $0.02 million, because most of its administrative operations were taken over by WLG (USA). The remaining increase in overhead expense of $0.30 million is attributable to our other operating subsidiaries and was incurred by them to cope with increases in their businesses.

Net segment income for our sea freight operations is approximately $291,000 for the three months ended March 31, 2007, compared to a net loss of $29,000 for the same period in 2006. The improvement in net income is mainly attributable to increases in the net incomes of WEHK, Asean and WLG (USA), which reported increases of $107,000, $104,000 and $37,000, respectively. In addition, WLG (UK), which was not part of the Group during the first quarter of 2006, contributed $39,000 to the net income of this segment.

Customs brokerage services: Asean, MSA and WLG (UK)'s operations each include a division that provides customs brokerage services. For the three months ended March 31, 2007, revenue from customs brokerage services totaled approximately $8.03 million, compared with $5.59 million for the same period in 2006, for an increase of approximately $2.44 million. The increase is mainly attributable to revenues of $1.67 million and $0.39 million, respectively, generated by WLG (UK) and MSA, Asean’s customs revenues increased by about $0.38 million in the first quarter of 2007, compared to 2006, or about 6%. Direct and administrative costs totaled about $8.00 million, producing net income of $29,000 for the three months ended March 31, 2007, compared to a net loss of $54,000 for Asean’s custom brokerage business for the three months ended March 31, 2006. Asean’s customs practice reported a net income of $15,000 for the three months ended March 31, 2007.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $0.90 million, or 44%, from $2.01 million for the three months ended March 31, 2006, to $2.91 million for the same period in 2007. This increase was attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, increases in the number of operational staff and management personnel during the period, and to the effect of the two acquisitions completed in the last quarter of 2006.  WLG (UK) and MSA increased our employee count by 35 and added personnel costs of $0.56 million in the first quarter. The remaining increase of $0.34 million in salaries is attributable to salary increases in our existing operations and to the recognition of stock option expense, as well as an increase in headcount of 16 personnel. As of March 31, 2007, the Group's employee headcount was 260, compared to 209 employees at March 31, 2006.

Rent

Rent expense for our facilities increased 85% from $155,000 for the three months ended March 31, 2006, to $287,000 for the same period in 2007, for an overall increase of $132,000. WLG (UK) and MSA, the two acquisitions completed in 2006, added rent expense of $95,000 and $11,000, respectively. In addition, the Hong Kong air freight and sea freight operations moved to a common office near the end of 2006, which added $21,000 to our rent expense.

Other selling and administrative expenses

Other SG&A expenses for the three months ended March 31, 2007, totaled about $1.01 million compared to $1.05 million for the same period in 2006, for a slight decrease of about $0.04 million.  While the acquisitions of WLG (UK) and MSA added Other SG&A costs of $130,000 and $21,000, respectively, for the three months ended March 31, 2007, ALI and WLG (USA) reduced their combined Other SG&A costs by $74,000 by merging their administrative operations. In addition, we have also reduced corporate legal and consulting fees by about $77,000 during the three months ended March 31, 2007, compared to the same period in 2006.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $59,000 for the three months ended March 31, 2006, to $79,000 for the same period in 2007. This increase of $20,000 is partially due to the aggregate depreciation expense of $12,000 for WLG (UK) and MSA, which were not part of the group until the last quarter of 2006. The remaining increase of $8,000 in depreciation expense is attributable to the additions of office and computer equipment and to leasehold improvements for our new Hong Kong office.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK) and MSA.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $164,000 were assigned to ALI's customer list, which will be fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of MSA and Sea Systems, which are being amortized over a 10-year life. During the three months ended March 31, 2007, amortization expense totaled $162,655. This sum is attributable to WLG (USA), Asean, ALI, WLG (UK) and MSA Group in the amounts of $25,614, $48,832, $7,796, $41,663 and $38,750, respectively. Total amortization expense in 2006 was $82,653 and related to WLG (USA), Asean and ALI in the amounts of $25,614, $48,832 and $8,207, respectively. MSA Group and the UK business of WLG (UK) were acquired in the fourth quarter of 2006, and no amortization expense was recorded for the customer lists of these two companies until the end of 2006.

Interest Expense

Interest expense increased from $92,000 for the three months ended March 31, 2006, to $118,000 for the same period in 2007. This increase is mainly attributable to additional interest expense of approximately $23,000 for WLG (USA), which increased its revolving line of credit by $250,000 to $1 million and to a five year $1.0 million term loan used to acquire the MSA Group.

Provision for Income Taxes

The provision for income taxes increased from $26,000 for the three months ended March 31, 2006, to $88,000 for the same period in 2007, mainly attributable to income recorded by our Hong Kong, Australian and new UK operations. Income tax of $78,000 was provided on the combined net income of $392,000 attributable to Hong Kong's sea freight's business, Asean's operations and the UK operations, for an effective tax rate of 20%. The US operations of ALI and WLG (USA) are included in a US consolidated income tax return with the Group's parent company, and, together, these companies reported a consolidated loss.  As such, no provision for US federal or state income taxes is required for the three months ended March 31, 2007, and no income tax benefit, was given for their losses, which totaled $130,000. In addition, the income tax provision provided for the income of Hong Kong's air freight operations was fully offset by an operating loss carried forward from 2006. After consideration of all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $238,000 reported for the three months ended March 31, 2007, is approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, our operations provided net cash of approximately $2.00 million, compared with cash of $1.37 million provided by our operations for the same period in 2006. In 2007, cash was provided by the following sources: decrease of trade receivables of $2.41 million, increase in accrued charges of $123,000, amortization and depreciation expense of $245,000, provision for bad debts of $4,000, net income of $150,000 and other non-cash items of $16,000. Major components that used cash for operations in 2007 included a decrease in trade payables of $632,000, an increase in deposits and prepayments of $174,000, a decrease in income tax payable of $69,000 and the repayment of $65,000 to a director.

Net cash used by financing activities totaled about $1.33 million for the three months ended March 31, 2007, compared to net cash of about $0.58 million used in 2006. Cash used by financing activities in 2006 consisted primarily of the repayment of bank debts and capital lease obligations of $546,000 and $34,000, respectively. Cash used by financing activities in 2007 consists of the repayment of bank debt of $1.14 million and the repayment of capital lease obligations totaling $30,000. In addition, we paid dividends of $22,000 on our preferred stock. We also increased restricted cash and pledged deposits by $136,000 for bank guarantees to support our airfreight business.

As of March 31, 2007, we had given bank guarantees of $733,000 to certain airlines to support bank credit facilities provided to one of our subsidiaries.  These guarantees provide credit support to the airlines, which in turn grant credit terms to our subsidiary.  In general, we must make freight payments to the airlines prior to receiving payment from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, along with certificates of deposit, which, in the aggregate, total approximately $617,000. We have also given a bank guarantee of approximately $185,000 in favor of the owner of the premises occupied by our subsidiary in Australia.

In October 2004, WEHK and WAE (the “Hong Kong Subsidiaries”) obtained a bank loan of $449,000, which was used to pay income taxes and for general working capital needs. This loan is repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the loan was repaid in full by October 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the loan proceeds to pay income taxes and for general working capital purposes. This loan was repaid by November, 2006.  During 2006, the Hong Kong Subsidiaries borrowed approximately $114,000 to pay income taxes and to use as working capital.  At March 31, 2007, the principal amount of this loan was approximately $67,000 and carried a variable interest rate of 7.25%, which is indexed to the bank’s prime rate.

As of March 31, 2007, WLG (USA) owed $537,696 under a $1.0 million revolving line of credit and $949,999 on a five year $1.0 million term loan pursuant to loan facilities granted by a bank in the last quarter of 2006.  The revolving line of credit expires in October 2007, and the term loan matures in November 2011. Both loans carry interest at LIBOR plus 2.75%, which at March 31, 2007, was 8.1%. In addition, the term loan calls for monthly principal payments of $16,667, plus accrued interest.  Principal payments of $200,000 are due in 2007 and in each of the following four years until maturity at November 31, 2011.  Total borrowings under the revolving line of credit and the term loan are limited to 75% of the eligible trade receivables, as defined in the loan agreement, of WLG (USA) and the MSA Group.  All borrowings under these loan facilities are secured by a first position blanket lien on substantially all of WLG (USA)'s and the MSA Group's assets and are guaranteed by the Group's parent company.  The loan agreement calls for the maintenance of certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, all of which are to be applied on a rolling basis at the end of each calendar quarter.  In addition, WLG (USA) may not pay dividends without approval from its bank. WLG (USA) was in compliance with all covenants as of March 31, 2007.

Asean has a receivables loan facility in the face amount of approximately $3.23 million, which is secured by and based on 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $471,000. At March 31, 2007, Asean's bank debt under its receivables line and overdraft facility was $1.62 million and $471,000, respectively, with interest rates of approximately 11.6% for the receivables line and 9.15% for the overdraft facility. In addition to a charge over all of Asean's accounts receivable, the bank holds a first registered mortgage over all of Asean's assets. The bank also has personal guarantees from each of the former shareholders of the company to secure both the trade receivables and overdraft facility.

In 2006, we completed the acquisitions of two freight forwarding and customs brokerage businesses. As part of our business plan, we expect to make additional strategic acquisitions as a means of expanding our business to provide services on a global scale. To the extent that we are unable to use our common stock in the acquisitions of other companies, we will likely need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of March 31, 2007, are outlined in the table below, which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $399,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities rental and equipment lease obligations	$1,584	$747	$738	$99	$—
Other obligations: Cargo space commitment	$4,036	$4,036	—	—	—
Total contractual cash obligations	$5,620	$4,783	$738	$99	$—

During the three months ended March 31, 2007 and 2006, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

Item 3 Quantitative And Qualitative Disclosure About Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange rate risk arising from making sales and incurring expenses in currencies other than the US dollar, incurring debt denominated in foreign currencies and to changes in short-term interest rates. The potential impact on the Company for these risks is presented below:

FOREIGN EXCHANGE RISK

We conduct business in many different countries and currencies. As such, we routinely issue invoices for our services in a currency different from the currency used to pay expenses related to the services. Billing in one currency and incurring expenses in a different currency results in a foreign exchange rate risk to us. In these cases, the market risk associated with doing business in foreign currencies may be quantified by a foreign exchange rate sensitivity analysis that estimates the impact of a hypothetical change in the value of our functional currency , the US Dollar (“USD”), relative to the other currencies in which we transact business. Our subsidiaries transact business mostly in the following foreign currencies: Hong Kong Dollars (“HKD”); British Pounds (“GBP”); Australian Dollars (“AUD”); and the Chinese Yuan (“CNY”). Two of our major subsidiaries use the HKD as their functional currency. The HKD has long been pegged to the USD at a rate of HKD 7.80 to USD 1.00. Because of the peg, there has been, and is no material change in the foreign exchange risk for transactions denominated in HKD’s. All of the other currencies in which we transact business float freely against the USD, with the possible exception of the CNY. The value of the CNY is believed to be controlled to a large extent by the Chinese government.

Assuming that the HKD peg to the USD was terminated and taking all other currencies in which we conduct business into consideration, an average, hypothetical 10% weakening of the USD against all other currencies for the three months ended March 31, 2007, would have had the effect of decreasing our net income by approximately $210,000. An average, hypothetical 10% strengthening of the USD for the same period would have had the effect of increasing our net income by approximately $172,000. Currently, we do not use any techniques, such as derivative financial instruments or hedging transactions, as a means to limit our exposure to foreign currency exchange rate risks.

We also incur funded debt that is denominated in foreign currencies, which, historically, has been in AUD and HKD. For Hong Kong funded debt, which is not material in amount, as long as the HKD remains linked to the USD, we will not incur any foreign exchange rate risk for this debt. We do incur foreign exchange rate risk for debt denominated in AUD. If there was an average, hypothetical 10% weakening of the USD against the AUD, our financial position as of March 31, 2007, would have decreased by $269,000. If there was a an average, hypothetical 10% strengthening of the USD against the AUD, our financial position as of March 31, 2007, would have been improved by $220,000. To date, we have not utilized any type of derivative financial instruments to protect against our exposure to foreign currency exchange rate risks for funded debt.

INTEREST RATE RISK

As of March 31, 2007, the Company had cash and cash equivalents and restricted cash of $2.87 million and bank debt of approximately $3.66 million, all subject to variable interest rates tied to indexes such as Libor or to a bank’s prime lending rate. An average, hypothetical change in interest rates of 10% would have had an insignificant impact on our earnings for the three months ended March 31, 2007. We do not use derivative financial instruments of any type to hedge against changes in interest rates.

In management's view, there has been no material change in Company's market exposure to interest rate risks or foreign currency exchange rate risks between December 31, 2006, and March 31, 2007.

Item 4 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our Company's Chief Executive Officer and Chief Financial Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation and, subject to the deficiencies described below, they have concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report on Form 10-Q, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Notwithstanding the deficiencies described below, our management has concluded that the consolidated financial statements included in this Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

At the conclusion of the audit of the Group’s consolidated financial statements for the year ended December 31, 2006, the Company’s management and Board of Directors were notified by Blackman Kallick Bartelstein, LLP, (“BKB”), the auditor for the Company's subsidiary, WLG (USA) LLC and its subsidiaries (collectively “WLG (USA) Group”), that during the course of their audit of WLG (USA) Group's consolidated financial statements for the year ended December 31, 2006, they identified deficiencies in WLG (USA) Group's internal control over financial reporting (“internal control”) that they considered to be significant deficiencies. The deficiencies related to the following: (1) with respect to related party transactions with the Company and the Company's other subsidiaries, a lack of regular reconciliation of inter-company account balances; (2) a lack of regular review and reconciliation of WLG (USA) Group’s general ledgers and financial statements and failure to maintain proper segregation of accounting duties; (3) WLG (USA) Group's year-end closing procedures did not include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; and (4) WLG (USA)'s chief executive officer's ability to record transactions in the general ledger. In addition to the forgoing, BKB identified certain control deficiencies in WLG (USA) Group's IT security policies and procedures that they did not consider to be significant deficiencies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company is working to address the deficiencies identified by BKB and will implement and test the necessary controls and procedures to remediate the deficiencies in the internal control of WLG (USA) Group. As part of this work, we intend to evaluate the internal control of WLG (USA) Group using the guidance provided by COSO in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” and “Enterprise Risk Management - Integrated Framework.” The forgoing notwithstanding, there was no change in the Company's internal control identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this Report on Form 10-Q and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company is currently in the process of reviewing and formalizing its internal control and procedures for financial reporting in accordance with the Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes Oxley Act. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated

Part II: Other Information

Item 1: Legal Proceedings: None

Items 1A: Risk Factors

In addition to the risk factors previously disclosed under the caption “Risk Factors” in Part I, Item I, Description of Business, in our Report on Form 10-KSB for the year ended December 31, 2006, we have identified the following risk factors:

It is essential that the PRC continue to maintain free and fair trade policies towards its trading partners around the world. Failure to do so may cause a reduction in our revenues and profits.

In February 2005, our business in China increased significantly as a result of the commencement of operations in the PRC by WE China. We were able to take advantage of the Closer Economic Partnership Agreement between the PRC and Hong Kong permitting Hong Kong companies to set up wholly owned enterprises in the PRC to provide freight forwarding and logistics services in the country. Our ability to conduct and grow our business in China is dependent on China's continued willingness to provide business and trading opportunities to foreign businesses as well as an undertaking by it to ensure the presence of a stable and suitable legal and economic environment for foreign businesses. Any change in China's legal and political environment that negatively influences its trading policies may reduce our revenues and operating profits.

Part of our business plan calls for continued growth by making acquisitions. Failure to identify, acquire and successfully integrate companies into the Group may reduce our growth rate, use valuable resources and reduce our profitability

As part of our business plan, we intend to make strategic acquisitions to expand our global reach, widen our service capabilities, improve our competitive position and increase our revenues and profits. There is no certainty that we may be able to execute our growth strategy by acquisition, including identifying suitable targets, raising capital, avoiding acquisitions that have undisclosed costs and operating problems, all of which may require excessive amounts of management time and Group resources. In addition, we may encounter problems to integrate the companies and their management personnel into the Group, or it may take longer to do so than planned. A strategy of growth by acquisition carries a variety of risks, including taking on debt, diluting existing ownership, and integration issues with the risk that any one acquisition, if not successful, may adversely affect the operations and financial position of the Group.

The PRC could alter its laws and regulations governing foreign investments in the country with the possibility that it may levy burdensome taxes or expropriate foreign owned businesses.

Since 2005, we have made substantial investments in the PRC and carry on a significant part of our business in China. This has been made possible by China adopting and following open trade policies along with promoting stable legal and political reforms. If the PRC changes its laws and regulations or applies them in ways that are detrimental for foreign trade and investment, our business and investments in China could be adversely affected.

The PRC and the United States have on-going disputes over trade balances, currency rates and other economic matters, all of which might result in the imposition of trade sanctions against China by the United States. If trade sanctions were imposed by the United States, it is likely that our China business and investments would be adversely affected.

China and the US are substantial trading partners, and this trend continues to grow. However, disputes have arisen in the past and may arise in the future in the China - US relationship. These disputes are wide ranging, covering political, economic and social issues. On the economic front, the US questions the control by China of its currency and the reluctance of the PRC government to allow its currency to flow freely with other major currencies. The US has challenged the PRC to purchase more US goods to reduce the trade imbalance and has criticized China over the working conditions of its workers. In addition, there are questions concerning the human rights and military motives of the Chinese government. Any of these issues could erupt into major political confrontations between the US and the PRC, with the effect that business between the two countries could be disrupted. If this were to happen, our investments in and revenues and profits from China could be adversely affected.

 We must continue to make investments in technology. If we do not develop and deploy state of the art tracking and logistics technologies and train our employees to use these new technologies, we may lose customers and fail to attract new ones.

Today, the use of sophisticated tracking and information technologies is a prerequisite to provide efficient and effective freight forwarding and logistics services on a global scale. Technology is playing a greater role in tracking shipments, managing inventories and reducing distribution costs. International logistics companies must expand and upgrade their service capabilities to meet these needs. To do so, it will be necessary for us to continue to purchase hardware, improve information systems and train our workforce to market and use information systems. If we are unsuccessful in doing so, our customer base may be reduced, our growth may be limited and our revenues and profits may decrease.

The Group is subject to governmental regulations in jurisdictions around the world that specify rules for the freight forwarding and customs industries. Our failure to comply with all required governmental rules and regulations may subject the Group to sanctions, which could include monetary penalties and the loss of the right to conduct business in a particular country.

The U.S. Federal Maritime Commission regulates ocean freight forwarding and non-vessel operating common carrier operations to and from the United States, and licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). In the US, we are licensed as an ocean freight forwarder and are registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety-bonding requirements. To comply with these regulations, vessel operators and non-vessel operating common carriers are required to file tariffs that establish the rates for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce its regulations by assessing penalties.

We are licensed by the International Air Transport Association as an airfreight forwarder in the countries in which we have operations. Our air freight business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, and we are also subject to regulation by the Transportation Security Administration. Our indirect air carrier status is registered with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration's regulations. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits.

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

WAKO LOGISTICS GROUP, INC.

Date: May 15, 2007	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: May 15, 2007	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).