Form 10-Q
period 2007-06-30
WAKO LOGISTICS GROUP INC
filed 2007-08-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number: 333-113564

Wako Logistics Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0262555
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

200 E. Howard Avenue, Unit 232
Des Plaines, Illinois 60018
(Address of principal executive offices with zip code)

847-294-1600
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes  ☒ No

As of August 14, 2007, the registrant had 25,390,080 shares of its common stock outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1 of our Report on Form 10-KSB for the year ended December 31, 2006 and in Item 1A of our Report on Form 10-Q for the three months ended March 31, 2007. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1: Financial Statements

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

		3 months ended June 30,		6 months ended June 30,
		2006	2007	2006	2007
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		13,363	18,061	25,258	34,036
Agency services		773	1,096	1,316	2,157
Other services		6,794	12,724	14,038	24,998

Total revenues		20,930	31,881	40,612	61,191

Operating expenses
Cost of forwarding		(17,496)	(26,857)	(34,031)	(51,418)
Selling and administrative expenses		(3,144)	(4,399)	(6,363)	(8,606)
Depreciation and amortization		(145)	(245)	(289)	(487)

Total operating expenses		(20,785)	(31,501)	(40,683)	(60,511)

Income / (Loss) from operations		145	380	(71)	680

Other income / (expense)
Interest income		6	24	22	33
Interest expense		(90)	(86)	(182)	(205)
Other income, net		4	15	67	62

Income / (Loss) before income taxes		65	333	(164)	570

Provision for income taxes		(62)	(123)	(88)	(211)

Net Income / (Loss)		3	210	(252)	359

Dividend on preferred stock		(23)	(23)	(45)	(45)

(Loss) / Income applicable to common stock		(20)	187	(297)	314

Other comprehensive income
Foreign currency translation adjustment		4	67	10	95

Total comprehensive (loss) / income		(16)	254	(287)	409

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

Net (Loss) / Income per share:

Basic (loss) / earnings per share	2	(0.00)	0.01	(0.01)	0.01

Diluted (loss) / earnings per share	2	(0.00)	0.01	(0.01)	0.01

Weighted average common shares outstanding
Basic		25,390,080	26,690,080	25,390,080	26,690,080

Diluted		25,390,080	26,748,446	25,390,080	26,789,047

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

		At December 31, 2006	At June 30, 2007
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,528	2,434
Restricted cash		372	739
Certificates of deposit, restricted		245	-
Trade receivables, net of allowance (2006: $520; 2007: $429)		14,635	13,447
Deposits, prepayments and other current assets		687	890
Prepaid taxes		108	19
Due from related parties	5	198	208

Total current assets		17,773	17,737

Property, plant and equipment, net		927	1,073
Deposits and other non-current assets		216	216
Deferred tax assets		231	282
Intangible assets, net		4,052	3,726
Goodwill		3,888	3,888

Total assets		27,087	26,922

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		616	574
Trade payables		8,006	8,226
Accrued charges and other creditors		3,534	3,901
Bank debt - maturing within one year	3	3,383	2,519
Current portion of capital lease obligations		138	108
Due to a director	5	439	340
Income tax payable		287	268

Total current liabilities		16,403	15,936

Non-current liabilities
Non-current portion of capital lease obligations		38	8
Other non-current liabilities		28	18
Bank debt - maturing after one year	3	800	700

		866	726

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2006 and June 30, 2007
(Dollars in thousands except share data and per share amounts)

	At December 31, 2006	At June 30, 2007
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	2	2
Common stock, $0.001 par value, 55 million shares authorized, 25,390,080 shares issued and outstanding	25	25
Additional paid-in capital	8,014	8,047
Accumulated other comprehensive income	115	210
Retained earnings	1,662	1,976

Total stockholders' equity	9,818	10,260

Total liabilities and stockholders' equity	27,087	26,922

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
For the 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

	6 months ended June 30,
	2006	2007
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) / income	(252)	359

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	119	161
Amortization	165	326
Bad debts written off	76	12
Other non-cash items	5	33

Changes in working capital:
Trade receivables	1,077	1,177
Deposits, prepayments and other current assets	(45)	(203)
Due from related parties	34	4
Trade payables	(655)	220
Accrued charges and other creditors	156	401
Due to related parties	(20)	-
Due to a director	(90)	(99)
Income tax payable	(103)	19

Net cash provided by operating activities	467	2,410

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(53)	(271)
Due from related parties	29	-

Net cash used in investing activities	(24)	(271)
Cash flows from financing activities:
Restricted cash	(37)	(122)
Bank overdrafts	85	(42)
Bank loans repaid	(333)	(964)
Capital lease obligations paid	(54)	(60)
Payment of dividend on preferred stock	(45)	(45)

Net cash used in financing activities	(384)	(1,233)

Net increase in cash and cash equivalents	59	906
Cash and cash equivalents at beginning of period	1,212	1,528

Cash and cash equivalents at end of period	1,271	2,434

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG” or the “Company” or together with its subsidiaries, collectively the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, United States (“US”), United Kingdom (“UK”) and through a worldwide network of independent cargo agents.

WLG’s business is conducted by its operating subsidiaries, which include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd.  (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”) and Asean Logistics, Inc. (“ALI”), Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. (“Sea Systems”) (collectively, “MSA Group”) and WLG (UK) Limited (“WLG (UK)”), which is wholly-owned by WLG (UK) Holdings Limited (“WLG UK Holdings”). With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

Wako Logistics Group, Inc. was incorporated on December 2, 2003, pursuant to the laws of Delaware in the United States of America. Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, WLG consummated a combination with WEHK and WAE by the issuance of 20,000,900 shares of its common stock in exchange for 100% of the outstanding common stock of WEHK and WAE.

WEHK was incorporated in Hong Kong on June 4, 1982, and its principal activity is the provision of sea freight forwarding services. WAE was incorporated in Hong Kong on February 24, 1989, to provide air freight forwarding services.

In July 2004, the Group established WE China as a wholly owned subsidiary of WEHK. WE China commenced business in February 2005 to provide sea and air freight forwarding and logistics services in China and to companies trading with China.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O'Neill (USA) LLC, a company based in Chicago, Illinois. Kay O’Neill changed its name to WLG (USA) LLC in June 2005, and now operates as WLG (USA). WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation, and made it a first tier subsidiary of WLG (USA). ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers, which ship products primarily between Asia and the United States. Substantially all of ALI’s administrative activities are performed by WLG (USA).

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

1. ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On November 9, 2005, the Group acquired all of issued and outstanding common stock of Asean, which is a non-asset based freight forwarding and logistics provider. Based in Sydney, Australia, with offices in Melbourne and Brisbane, Asean provides freight forwarding and logistics services, as well as customs brokerage services to its customers, who ship products primarily between Asia and Australia.

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

The Group on December 1, 2006, acquired all of the voting shares of Mares-Shreve & Associates, Inc. and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. MSA, which was incorporated on May 15, 1979, in Washington State, provides customs brokerage services, and Sea Systems, incorporated in Washington State on February 26, 1991, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services. The MSA Group mainly serves customers that ship products from Asia to the US.

As of June 30, 2007, all subsidiaries are wholly-owned, and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of June 30, 2007, and for the 3 and 6 months ended June 30, 2007 and 2006, have been prepared by the Company, without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007, and results of operations and cash flows for the 3 and 6 months ended June 30, 2007 and 2006, have been made. The results of operations for the 3 and 6 months ended June 30, 2007 and 2006, are not necessarily indicative of the operating results for the full year.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

2. EARNINGS / (LOSS) PER SHARE

Earnings / (Loss) per share were computed as follows:

	3 months ended June 30, 2006
	Income / (Loss)	Weighted average number of shares	Per share amount
			US$
Net income	3

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Loss available to common stockholders	(20)	25,390,080	(0.00)

Effect of dilutive securities (Note *)
Warrants	-	-
Convertible redeemable preferred stock	-	-

Diluted loss per share
Loss available to common stockholders
assuming conversion of dilutive securities	(20)	25,390,080	(0.00)

	6 months ended June 30, 2006
	Income / (Loss)	Weighted average number of shares	Per share amount
			US$
Net loss	(252)

Dividends on convertible redeemable preferred stock	(45)	2,000,000	0.02

Basic loss per share
Loss available to common stockholders	(297)	25,390,080	(0.01)

Effect of dilutive securities (Note *)
Warrants	-	-
Convertible redeemable preferred stock	-	-

Diluted loss per share
Loss available to common stockholders
assuming conversion of dilutive securities	(297)	25,390,080	(0.01)

There are no anti-dilutive shares.

*  Common stock is not increased by either the 2,000,000 shares related to convertible preferred stock or the warrants representing 32,432 and 32,886 shares, respectively, for the 3 and 6 months ending June 30, 2006, as the effect of conversion of these securities would be anti-dilutive.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

2.  EARNINGS / (LOSS) PER SHARE (CONTINUED)

	3 months ended June 30, 2007
	Income / (Loss)	Weighted average number of shares	Per share amount
			US$
Net income	210

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders		25,390,080
Additional common stock to be issued as an earn-out payment		1,300,000

	187	26,690,080	0.01

Effect of dilutive securities
Share options	-	58,366
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	187	26,748,446	0.01

	6 months ended June 30, 2007
	Income / (Loss)	Weighted average number of shares	Per share amount
			US$
Net income	359

Dividends on convertible redeemable preferred stock	(45)	2,000,000	0.02

Basic earnings per share
Income available to common stockholders		25,390,080
Additional common stock to be issued as an earn-out payment		1,300,000

	314	26,690,080	0.01

Effect of dilutive securities
Share options	-	98,967
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	314	26,789,047	0.01

# :	Common stock is not increased by 2,000,000 shares related to convertible preferred stock because the effect of conversion would be anti-dilutive.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

3. BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2006	At June 30, 2007
		(unaudited)
	US$	US$
Facilities granted
- bank guarantees	784	1,236
- overdraft facilities	616	574
- bank loans	5,266	5,509
- foreign exchange facilities	-	212
- lease facilities	-	260

Total bank facilities	6,666	7,791

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $719 will expire within one year from June 30, 2007, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $116 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $401 has no fixed expiration date and is cancellable and/or renewable at the option of the bank. The bank loans mature on various dates as follows: (i) $114 on October 17, 2007, (ii) $1,000 revolving line of credit in October 2007, and (iii) $1,000 term loan in November 2011. The remaining loan facility of $3,395 is an ongoing facility that may be terminated by either the bank or WLG giving 30 days notice to the other party.

For the bank loans of $5,509 granted by various banks, (i) term loan of  $114, unsecured and repayable within one year by monthly installments, (ii) the $1,000 revolving line of credit and the $1,000 five year term loan are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and MSA Group and a guarantee provided by the Group’s parent company, (iii) $3,395 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean. As of June 30, 2007, these bank loans carried interest rates from 7.25% to 10.05% per annum.

Certain of the bank guarantees, totaling $719, are collateralized by cash of $739. In addition, a bank guarantee of $116 is secured by (i) a guarantee and Indemnity provided by WLG (Aust) and various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of the assets of Asean and (iii) real estate of the owned by various individuals associated with Asean. The remaining bank guarantee of $401 is secured by a fixed and floating charge on all assets of WLG (UK) and by a guarantee of the Group’s parent company. The overdraft facility of $574 is secured by (i) a guarantee and Indemnity from WLG (Aust) and personal guarantees provided by various individuals and entities associated with Asean, (ii) a registered mortgage debenture over all of Asean’s assets and (iii) real estate owned by various individuals associated with Asean.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

3. BANKING FACILITIES (CONTINUED)

Asean has a foreign exchange facility in the amount of $212, which, at June 30, 2007, had not been utilized. Certain individuals associated with Asean have given personal guarantees as security for this facility. Asean has a leasing facility of $260, and $53 was outstanding as of June 30, 2007. This facility is secured by the assets under lease and the personal guarantees from the same individuals that have guaranteed the foreign exchange facility. As of June 30, 2007, the leasing facility carried interest rates of 7.27% to 8.44% per annum

	At December 31, 2006	At June 30, 2007
		(unaudited)
	US$	US$
Utilized
- bank guarantee	784	1,236
- overdraft facilities	616	574
- bank loans	4,183	3,219
- foreign exchange facilities	-	-
- lease facilities	-	53

Total bank facilities utilized	5,583	5,082

4. COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and office equipment under non-cancellable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of December 31, 2006, and June 30, 2007.

	At December 31, 2006	At June 30, 2007
		(unaudited)
	US$	US$

Within one year	790	963
Over one year but not exceeding two years	543	659
Over two years but not exceeding three years	300	384
Over three years but not exceeding four years	122	66
Over four years but not exceeding five years	8	2

Total operating lease commitments	1,763	2,074

Rent expense under operating leases for the 6 months ended June 30, 2006 and 2007, was $374 and $449, respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group in the course of its business enters into agreements with various air freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of June 30, 2007, the obligation for the minimum amount of cargo space to be used for the following twelve months is $2,964.

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued to cover the Group’s businesses.

As of June 30, 2007, the aggregate, outstanding amount of claims was approximately $34. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

5. RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group

Christopher Wood (“CW”)	Shareholder and director of WLG
Yip King Lin, Paul (“PY”)	Director of the Group's subsidiaries until April 2006
Paul Pomroy (“PP”)	PP is a director of Asean and WLG (Aust)
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Angus International Freight Pty Limited (“AIFP”)	PP was a director of AIFP until May 1, 2006
Warehouse Solutions International Pty Limited (“WSIP”)	PP was a director of WSIP until May 1, 2006
Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ
Bettervale Pty Limited (“BPL”)	PP was a director of BPL until May 1, 2006

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership Name of owner	% held

WLT	Provision of sea and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Leases property to CW	CW	100%

#:
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

During the periods indicated, one overseas agent is a related party. In identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from the related party overseas agent and the handling fees paid by the Group to the related party overseas agent are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agent, who only acted as a collection agent, are not shown as related party transactions. Similarly, the amounts that the related party overseas agent billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2006	At June 30, 2007
		(unaudited)
	US$	US$
Due from related parties
WLT	18	14
ACSQ	169	182
PP	11	12

	198	208

Due to a director
CW	439	340

Notes:

The amounts due from related parties are unsecured, interest-free and repayable on demand. Transactions in these accounts during the periods covered by these financial statements represented mainly:

a)	amounts paid/collected on behalf of related parties;

b)	amounts paid/payable to and received/receivable from directors, including dividends; and

c)	handling income receivable/handling fee payable/rental payable and related settlements.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WSIP	BPL	PP	ACSQ	AIFP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$
January 1, 2006	124	7	7	156	189	13	496

Trade transactions	(27)	(71)	-	-	-	38	(60)
Net settlements	(2)	66	3	1	(19)	(31)	18

June 30, 2006	95	2	10	157	170	20	454

January 1, 2007	-	-	11	169	-	18	198

Net settlements	-	-	-	-	-	(4)	(4)
Exchange alignment	-	-	1	13	-	-	14

June 30, 2007	-	-	12	182	-	14	208

Additional details of transactions:

	3 months ended June 30,		6 months ended June 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$

Handling fee paid/payable
WLT	1	-	2	-

Rental paid/payable
JWP	27	27	54	54

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

5. RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions during the periods with director / shareholder:

CW
(unaudited)
US$

January 1, 2006	(325)
Expenses paid	90

June 30, 2006	(235)

January 1, 2007	439
Expenses paid	(99)

June 30, 2007	340

Notes:

Expenses/loan repayments include amounts that were paid either directly to or for the benefit of CW.

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	6 months ended June 30,
	2006	2007
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	182	205
Income taxes	124	192

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

7. STOCK OPTIONS

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by our board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2007, the number of shares reserved under the Plan was increased to 5,078,016.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from their effective dates. However, the Plan permits significant latitude to allow the board to grant options with varying terms, such as changing the vesting period, the term and exercise price. Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and compensation expense will be recognized over the vesting period of the option.

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. To date, the board has not yet formally approved the award, but it has approved the employment agreement containing the terms of the option commitment. As such, the Company views approval of this option to be a formality and has established August 2005 as the grant date for this option. Effective January 15, 2007, the board approved and awarded options to three employees to purchase an aggregate of 20,000 shares of the Company’s common stock.

The fair value of each option granted during the six months ended June 30, 2007, and the option granted in August 2005, was estimated as of the grant date for each option using the Black-Scholes option-pricing model. The assumptions used for the model were as follows: (1) expected life of 2 and 3 years for the August 2005 and January 2007 options, respectively; (2) zero dividend yield; (3) volatilities of 45% and 57.7% for the August 2005 and January 2007 options, respectively; (4) no post vesting terminations; and (5) a risk free interest rate of 4.6%. The weighted average grant-date fair value of the options granted in August 2005 and January 2007 was $0.28 and $1.22 per share, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under this method, the compensation expense related to the fair value of stock options charged to income for the six months ended June 30, 2007, was $33. As of June 30, 2007, the compensation expense related to non-vested options totaled $26 and is expected to be recognized over 2.5 years. The total intrinsic value of the options outstanding and options exercisable as of June 30, 2007, was $70 and $68, respectively. No tax benefit was recognized for the stock option expense recorded for the six months ended June 30, 2007.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

7. STOCK OPTION (CONTINUED)

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-

Outstanding at December 31, 2006	200,000		8.58
Granted during the six months ended June 30, 2007	20,000	2.85

Outstanding at June 30, 2007	220,000	1.17	8.21

Exercisable at June 30, 2007	197,083	1.17	8.11

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of June 30, 2007:

Shares of common stock outstanding	25,390,080

Reserved for future issuance:
Options granted to employees and officer	220,000
Earn-Out shares earned but not issued	1,300,000
Warrants	100,000
1,620,000

Total shares issued and outstanding and reserved for future issuance at June 30, 2007	27,010,080

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
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

As of January 1, 2007, the Company became subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and June 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; United Kingdom; Hong Kong; Australia and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluations were performed for the tax years that remain open for examination which are the following: (1) United States - December 31, 2003 through 2006; (2) United Kingdom - December 31, 2006; (3) Hong Kong - April 30, 2001 to December 31, 2006; (4) Australia -- June 30, 2001, through December 31, 2006 and (5) China - calendar years 2005 and 2006. Based on a review of tax positions for all open years, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with unrecognized tax benefits and tax audits is to record such items as a component of the provision for income tax expense. For the six months ended June 30, 2007, no interest or penalties were recorded relating to the settlement of any income tax audits.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

9.  SEGMENTS OF THE BUSINESS

(a)      Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding, and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage are summarized in the following table:

(i) For the 3 months ended June 30, 2006 and 2007 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,143	7,506	8,205	16,163	5,582	8,212	20,930	31,881
Costs of forwarding/customs	(6,079)	(6,072)	(6,258)	(13,257)	(5,159)	(7,528)	(17,496)	(26,857)
Depreciation	(19)	(30)	(34)	(127)	(7)	(42)	(60)	(199)
Interest income	1	13	5	10	-	1	6	24
Interest expense	(25)	(18)	(37)	(51)	(28)	(17)	(90)	(86)
Other segment income	9	7	(5)	8	-	1	4	16
Other segment expenses	(959)	(1,101)	(1,640)	(2,439)	(386)	(645)	(2,985)	(4,185)
Taxation	(3)	(43)	(55)	(72)	(4)	(8)	(62)	(123)

Segment income	68	262	181	235	(2)	(26)	247	471
Corporate expenses							(244)	(261)
Net income							3	210

Segment assets	6,130	5,749	5,568	10,996	1,473	2,530	13,171	19,275

Unallocated assets							4,566	7,647

Total assets							17,737	26,922

Property, plant and equipment - additions	6	43	18	91	3	58	27	192

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

9.  SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding, and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage are summarized in the following table:

(ii) For the 6 months ended June 30, 2006 and 2007 (unaudited)

					Customs
	Air forwarding		Sea forwarding		brokerage		Total
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$
Revenue	13,339	14,754	16,096	30,191	11,177	16,246	40,612	61,191
Costs of forwarding/customs	(11,235)	(12,087)	(12,312)	(24,385)	(10,484)	(14,946)	(34,031)	(51,418)
Depreciation	(38)	(54)	(69)	(234)	(12)	(50)	(119)	(338)
Interest income	13	17	9	14	-	2	22	33
Interest expense	(47)	(44)	(84)	(117)	(51)	(44)	(182)	(205)
Other segment income	14	18	53	33	-	12	67	63
Other segment expenses	(1,926)	(2,202)	(3,456)	(4,824)	(695)	(1,201)	(6,077)	(8,227)
Taxation	(12)	(42)	(86)	(153)	10	(16)	(88)	(211)

Segment income	108	360	151	525	(55)	3	204	888

Corporate expenses							(456)	(529)
Net (loss) / income							(252)	359

Segment assets	6,130	5,749	5,568	10,996	1,473	2,530	13,171	19,275

Unallocated assets							4,566	7,647

Total assets							17,737	26,922

Property, plant and equipment - additions	16	51	31	150	5	70	52	271

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 6 months ended June 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

9.  SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and six months ended June 30, 2006, and 2007, analyzed by geographical locations:

	3 months ended June 30,		6 months ended June 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	6	15	13	14
Asia and others	46	51	40	52
Australia	30	19	30	20
Europe	18	15	17	14

	100	100	100	100

(c)
The Group made no sales during the three months and six months ended June 30, 2006 and 2007, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues).

10. POST BALANCE SHEET EVENT

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services, LLC (“WC”), in exchange for 4,710,014 shares of its common stock, of which 2,943,759 shares were issued to the Sellers and 1,766,255 shares were placed in an escrow account. In addition to the issuance of shares of its common stock, the Group paid cash of $2,550 to retire certain obligations of WC. Under the terms of the purchase agreement, the Group is obligated to issue up to 1,962,506 shares of its common stock to the Sellers if WC achieves certain levels of earnings as defined in the purchase agreement and which are to be measured during the 24 months following the closing date. In addition, the Group may have to issue 500,000 shares of its common stock in the event all of the Group’s Series A Convertible Preferred Stock (the “Series A Preferred Stock”) is converted to common stock. If all earnings targets are achieved and if all of the Series A Preferred Stock is converted to common stock, the Sellers would be entitled to receive 7,172,520 shares of the Company’s common stock. WC is incorporated in Illinois and carries on business as a non-asset based freight forwarder and customs broker.

Unaudited Consolidated Financial Statements Wako Logistics Group, Inc. 6 months period ended June 30, 2006 and 2007

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

WEHK, incorporated in Hong Kong on September 4, 1982, carries on the business of handling sea freight for its customers, both export and import, between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes and, more recently, on the trade lanes running from Asia to the US and Europe. WAE was incorporated in Hong Kong on February 24, 1989. Its business is the handling of air freight, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the US and Europe.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill was a US based logistics business, which primarily served US based customers by providing services similar to those offered by the Group in Asia and elsewhere. At the date of acquisition, Kay O’Neill had only one office in the US, which was in Des Plaines, Illinois, As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed between Hong Kong and the PRC in September 2003, Hong Kong incorporated companies were permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in California in September 1999. ALI, based in Torrance, California, is a non-asset based freight forwarding company and provides traditional freight forwarding services to its customers that ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) Pty. Ltd., completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Asean, incorporated in March 1984, and based in Sydney, Australia, also has offices in Melbourne and Brisbane and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asia-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

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

Subsequent to June 30, 2007, WLG acquired all of the membership interests of World Commerce Services, LLC, (“WC”), in exchange for its common stock and cash. The details of the transaction, which closed on July 31, 2007, are more fully set forth in our Form 8-K, filed on August 3, 2007, and should be read in conjunction with this Report. WC, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. WC is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import product by sea from Asia, with a heavy emphasis on China. In addition to its head office in Schaumburg Illinois, WC has offices in Rosedale, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WC had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

Overview

WLG is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services to its customers throughout the world. We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types to provide both regional and international freight forwarding services to our customers. Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and other valued added services such as price ticketing and warehousing provided by us. We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight and performing customs clearance services in the many countries in which we operate and in which we have agency relationships. For our freight forwarding business, this experience allows us to focus on large cargo shipments, as the shipment of large cargos usually requires sophisticated logistical networks in many countries.

Freight Forwarding and Related Services

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates that are lower than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we negotiate may be reduced due to the amount of freight volumes that we arrange to have shipped. As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, may benefit by increasing our revenues.

A significant portion of the expenses for our freight business is variable and relate directly to the amount and volume of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Due to the nature of our business, we have gained the experience necessary to be able to project our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all air freight shipments. In general, this improves our profitability on these shipments.

A substantial portion of our direct freight costs are incurred pursuant to contracts for the advance purchase of cargo space from air carriers for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the guaranteed amount. In the normal course of business, we seek to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill. However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

As part of our freight forwarding business, we often provide related logistics services to our customers. Within our industry, such services are known as Value Added Services (“VAS”). The provision of VAS is becoming a necessary and important part of our business and may cover a wide range of supply chain services. As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels. At the carton level, each carton remains unopened, which makes this a simpler service. At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of the customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and are price-tagged, ready for sale in each retail location. We see the demand for these kinds of services increasing because a large portion of the retailer's higher labor and storage costs may be “exported” to lower cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time sensitive basis. Our billings for VAS may vary with the type of services performed, but they often are based on a per piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, and Long Beach, California. In each case, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight forwarding operations. However, customs brokerage is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are less than those in our freight operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain additional freight forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our brokerage customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific job or customer. Because the return on an individual customs account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

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

Global Agency Network

We work with approximately 525 independent cargo agents in overseas locations, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in some cities, so that we generally do not have to rely on a single agent in any one city.

All of our arrangements with other cargo agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute any contracts on our behalf. The fees payable to and received from these agents are usually shared 50:50 and may include additional charges for specific services.

By working with these independent cargo agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned branch offices. Given the importance of overseas cargo agents to our business, we believe it is essential that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. However, it is also true that because we often have to split the revenue with these cargo agents, the profit we earn is less than what we may earn if our own offices handle both sides, import and export, of a shipping transaction.

 Results of Operations

THREE MONTHS ENDED JUNE 30, 2007, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006.

Total revenue for the three months ended June 30, 2007, increased approximately 52%, compared with total revenue for the three months ended June 30, 2006, growing from approximately $20.93 million to $31.88 million. Of this increase, revenues from our existing business grew by $5.09 million, and the two companies acquired in the fourth quarter of 2006 added $5.86 million in revenues.

In analyzing the revenue growth in our existing business, approximately $1.77 million, or 35% of the increase is from Asean, our subsidiary in Australia. Our US operations, WLG (USA) and ALI, added revenues of approximately $1.73 million, or 34% of the total increase. The operations in Hong Kong contributed new revenues of approximately $0.80 million, or 16% of the increase. Revenues from our operations in China grew by $0.79 million over the same period last year, adding approximately 15% to the total increase. The UK acquisition, which we completed in September 2006, added $3.07 million, and the MSA Group, which we acquired on December 1, 2006, increased reported revenues by $2.79 million, and together added revenues to the Group of $5.86 million.

Gross profit rose from $3.43 million in the three months ended June 30, 2006, to $5.02 million for the same period in 2007, for an increase of $1.59 million, or 46%. Of this increase, our Hong Kong and China operations contributed $0.35 million; Asean added $0.23 million; our US operations, WLG (USA) and ALI, added $0.20 million and WLG (UK) and MSA, the two acquisitions completed in 2006, added $0.59 million and $0.22 million, respectively. The Group's overall gross margin decreased slightly, from 16.4% for the three months ended June 30, 2006, to 15.8% for the three month ended June 30, 2007, mostly due to adding more customs revenue, which carries a lower gross margin than that of our freight business.

During the three months ended June 30, 2007, total operating expenses increased to about $4.64 million, as compared to approximately $3.29 million for the same period in 2006, for an increase of $1.35 million, or 41%. Of this increase, salaries and related personnel costs increased nearly 48% from $2.07 million to $3.07 million. Other selling and administrative costs grew by approximately 23% from $1.08 million to $1.33 million, which, when combined with the increase in personnel costs, results in a total increase of almost $1.25 million.  Amortization and depreciation expense increased from $0.14 million to $0.24 million, or 71%.  Of the total increase in operating costs of $1.35 million, approximately $0.94 million is attributable to WLG (UK) and MSA, the two acquisitions completed in 2006. The remaining increase of about $0.41 million represents a quarter to quarter increase of 12% and is attributable to our existing business. This increase of 12% in operating expenses compares to a sales increase of 24% reported by our existing operations for this same period.  See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income for the three months ended June 30, 2007, is $210,000 and compares to net income of $3,000 for the same period in 2006. Our operating subsidiaries, WAE, WEHK, WLG (USA) and Asean reported a combined net profit of $613,000, representing an increase of $395,000, compared with net income of $218,000 for these entities for the same period in 2006. The improvement in their net incomes is mainly due to an increase in revenues and slower growth in overhead expenses. MSA, ALI and WLG (UK) incurred losses of $55,000, $8,000 and $65,000 during the three months ended June 30, 2007, respectively, and these losses were offset by the growth in income of our other operations.

Segment Information

Air freight operations: Revenue from air freight operations for the three months ended June 30, 2007, increased to about $7.51 million from approximately $7.14 million, or approximately 5%, when compared to the same period in 2006. Asean and Hong Kong’s operations both reported a growth in their air-freight revenue, contributing 18% and 31% of the overall growth, respectively. Revenues from WE China accounted for 6% of the total growth of this segment. In general air freight revenues increased because of a growth in shipments to the US and Australia from Asia. MSA and WLG (UK) accounted for 2% and 43% of the growth. WLG (USA) reported a decrease of about $325,000 in its air freight revenues for the three months ended June 30, 2007, or 41%, when compared to its revenue for the same period in 2006.

Cost of sales for our air freight operations decreased slightly from about $6.08 million to $6.07 million. In general, the rates we obtained from co-loaders for shipments in 2007 were lower than the rates obtained for shipments during the same period in 2006. Obtaining better rates from the carriers helped to hold down our costs.

Gross profit margins increased from 14.9% for the three months ended June 30, 2006, to 19.1% for the same period in 2007. This increase in gross profit margins was primarily attributable to the gross profit margins for WLG (UK)'s air freight business, which reported a gross margin of 22.4%, and to improvements in the profit margins of WAE.

Total overhead attributable to our air freight operations increased by approximately $0.17 million, or 17%, from approximately $1.00 million for the three months ended June 30, 2006, to $1.17 million, for the same period in 2007. Of this increase, approximately $0.09 million is attributable to the overhead costs of WLG (UK) and MSA, which were acquired near the end of 2006. Segment overhead incurred by our other subsidiaries for the three months ended June 30, 2007 increased by approximately $0.08 million, compared to the same period in 2006.

Net segment income for our air freight operations is approximately $262,000 for the three months ended June 30, 2007, which compares to net income of $68,000 for the same period in 2006, for an increase of $194,000. This growth is mainly due to improvements in Hong Kong’s air freight operations, which experienced a loss of approximately $25,000 for the three months ended June 30, 2006, compared to a net income of $187,000 for the same period in 2007. The increase in income posted by Hong Kong’s air freight operation offset a decrease in income of about $19,000 reported by WE China.

Sea freight operations: Revenues from sea freight operations for the three months ended June 30, 2007, increased approximately 97%, when compared to the same period in 2006, growing from approximately $8.21 million to $16.16 million. Much of this improvement is a result of the internal growth of our existing operations, which showed an increase in revenues of nearly 58% over last year. WLG (USA) and ALI, our US subsidiaries, contributed revenues accounting for 28% of the growth. Revenues from Asean's sea freight business contributed 16% of the growth. In addition, our Hong Kong business accounted for 8% of the increase, and revenues generated by WE China's operations accounted for 6% of the growth.   The two acquisitions completed in 2006 accounted for the remaining increase of revenues, or about 42%. Of this increase, the MSA Group contributed $2.15 million, or 27%, and WLG (UK) contributed $1.17 million, or 15%.

Cost of sales for our sea freight operations increased 112% from $6.26 million for the three months ended June 30, 2006, to $13.26 million for the same period in 2007. This increase is attributable to a corresponding increase in sea freight revenues, increased ocean rates and to the acquired costs of WLG (UK) and MSA.

Gross profit margins decreased from approximately 23.7% for the three months ended June 30, 2006, to 18.0% for the same period in 2007. The decrease is due to increasing freight rates charged by the shipping lines and lower profit margins attributable to MSA and WLG (USA), which recorded gross margins of 8.1% and 14.1%, respectively, for the three months ended June 30, 2007.  The lower margins attributable to WLG (USA) are due to our decision to grow WLG (USA)'s import business from Asia to the US. Previously, WLG (USA) had focused more on its export business rather than on imports. We were not able to pass on to our customers all of the increases in freight rates that we were charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by $0.90 million, or 51%, from approximately $1.77 million for the three months ended June 30, 2006, to $2.67 million for the same period in 2007. The increase is partially attributable to the acquisitions of WLG (UK) and MSA, which together, added overhead expenses of $0.61 million during the three months ended June 30, 2007. The remaining increase in overhead expense of $0.29 million is attributable to our existing subsidiaries and was incurred by them to cope with increases in their sea freight business.

Sea freight net segment income is approximately $235,000 for the three months ended June 30, 2007, compared to net income of $181,000 for the same period in 2006. The improvement in net income is mainly attributable to increases in the net incomes of WEHK, Asean and WLG (USA), which reported increases of $88,000, $11,000 and $51,000, respectively. In addition, WLG (UK) and MSA. which were not part of the Group during the second quarter of 2006, reported net losses of $66,000 and $37,000, respectively.

Customs brokerage services: Asean, MSA and WLG (UK)'s operations each include a division that provides customs brokerage services. For the three months ended June 30, 2007, revenue from customs brokerage services totaled approximately $8.21 million, compared with $5.58 million for the same period in 2006, for an increase of approximately $2.63 million. The increase is mainly attributable to revenues of $1.56 million and $0.64 million, respectively, generated by WLG (UK) and MSA. Asean's customs revenues increased by about $0.43 million in the second quarter of 2007, compared to 2006, or about 8%. Direct and administrative costs for this segment of our business totaled about $8.24 million, producing a net loss of $26,000 for the three months ended June 30, 2007, compared to a net loss of $2,000 for the second quarter of 2006, which included only Asean's custom brokerage business. The net loss for the three months ended June 30, 2007 is mainly from WLG (UK) and MSA, which reported net losses of $28,000 and $17,000, respectively. Asean's customs practice reported net income of $19,000 for the three months ended June 30, 2007.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $1.0 million, to $3.07 million for the same period in 2007, or 48%, from $2.07 million for the three months ended June 30, 2006. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, increases in the number of operational staff and management personnel during the period, and the acquisitions of MSA and WLG (UK) in the last quarter of 2006.  WLG (UK) and MSA increased our employee count by 33 and added personnel costs of $0.57 million in the second quarter of 2007. The remaining increase of $0.43 million in salaries is attributable to salary increases in our existing operations and to the recognition of stock option expense, as well as an increase in headcount of 15 personnel. As of June 30, 2007, the Group's employee headcount was 257, compared to 209 employees at June 30, 2006.

Rent

Rent expense for our facilities increased 53% from $217,000 for the three months ended June 30, 2006, to $333,000 for the same period in 2007, for an overall increase of $116,000. Asean added rent expense of $43,000, mainly attributable to an increase in office rent and the rental of a new warehouse facility. In addition, WLG (UK) and MSA, the two acquisitions completed in 2006, added rent expense of $103,000 and $13,000, respectively.

Other selling and administrative expenses

Other SG&A expense for the three months ended June 30, 2007, totaled about $1.0 million compared to $0.86 million for the same period in 2006, for an increase of about $0.14 million.  While the acquisitions of WLG (UK) and MSA added other SG&A costs of $127,000 and $37,000, respectively, for the three months ended June 30, 2007, ALI and WLG (USA) reduced their combined other SG&A costs by $22,000 by merging their administrative operations.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $60,000 for the three months ended June 30, 2006, to $82,000 for the same period in 2007. This increase of $22,000 is partially due to the aggregate depreciation expense of $12,000 for WLG (UK) and MSA, which were not part of the Group until the last quarter of 2006. The remaining increase of $10,000 is attributable to the additions of office and computer equipment and to leasehold improvements for our new Hong Kong office.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), MSA and Sea Systems.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $164,000 were assigned to ALI's customer list, which, due to an impairment write-down in 2006, will be fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of MSA and Sea Systems, which are being amortized over a 10-year life. During the three months ended June 30, 2007, amortization expense totaled $162,660. This sum is attributable to WLG (USA), Asean, ALI, WLG (UK) and the MSA Group in the amounts of $25,614, $48,832, $7,797, $41,664 and $38,753, respectively. Total amortization expense in 2006 was $82,653 and related to WLG (USA), Asean and ALI in the amounts of $25,614, $48,832 and $8,207, respectively. The MSA Group and the UK business of WLG (UK) were acquired in the fourth quarter of 2006, and no amortization expense was recorded for the customer lists of these two companies until the end of 2006.

Interest Expense

Interest expense decreased from $90,000 for the three months ended June 30, 2006, to $86,000 for the same period in 2007. WLG (USA) added interest expense of approximately $23,000, which results from an increase in its revolving line of credit of $250,000 and from a five-year $1.0 million term loan incurred to acquire the MSA Group. The additional interest expense of WLG (USA) is offset by a decrease in interest expense of approximately $24,000 for Asean, which is mainly attributable to a decrease in the rate of interest and to a credit for interest incorrectly charged on its receivables facility.

Provision for Income Taxes

The provision for income taxes increased from $62,000 for the three months ended June 30, 2006, to $123,000 for the same period in 2007, mainly attributable to income recorded by our Hong Kong and Australian operations. Income tax of $108,000 was provided on the combined net income of $616,000 attributable to Hong Kong and Asean's operations, for an effective tax rate of 18%, which includes the effect of an operating loss carryforward attributable to Hong Kong. The US operations of ALI and WLG (USA) are included in a US consolidated income tax return with the Group's parent company, and, together, these companies reported a consolidated loss.  As such, no provision for US federal or state income taxes is required for the three months ended June 30, 2007, and no income tax benefit, was taken for their losses, which totaled $160,000. After consideration of all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $333,000 reported for the three months ended June 30, 2007, is approximately 37%.

SIX MONTHS ENDED JUNE 30, 2007, COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006.

Total revenue for the six months ended June 30, 2007, increased by about $20.58 million, or 51%, compared with total revenue for the six months ended June 30, 2006, growing from approximately $40.61 million to $61.19 million. Of this increase, revenues from our existing business grew by $8.73 million, and the two companies acquired in the fourth quarter of 2006 added $11.85 million in revenues.

From our existing operations, approximately $3.40 million, or 39% of the increase in revenues, is from Asean, our subsidiary in Australia. Our Hong Kong business contributed about $1.55 million in new revenues, or 18% of the increase. Revenues from our operations in China grew by $0.97 million over the same period last year, adding approximately 11% to the total increase. The US operations of WLG (USA) and ALI added revenues of approximately $2.81 million, or 32% of the total increase. Our two acquisitions in 2006 generated revenues of $11.85 million for the first six months of 2007. The UK acquisition, which we completed in September 2006, added $6.36 million, and the MSA Group, which we acquired on December 1, 2006, increased reported revenues by $5.49 million.

Gross profit rose from $6.58 million for the six months ended June 30, 2006, to $9.77 million for the same period in 2007, for an increase of $3.19 million, or 48%. Of this increase, our Hong Kong and China operations contributed $0.56 million. Our US operations, WLG (USA) and ALI, added $0.31 million and Asean added $0.62 million. WLG (UK) and MSA, our two acquisitions completed in 2006, added $1.27 million and $0.43 million, respectively. The Group's overall gross margin decreased slightly, from 16.2% for the six months ended June 30, 2006, to 16.0% for the six months ended June 30, 2007. This reduction in gross margin is mainly due to a higher percentage of customs revenues to total revenues in 2007, compared to 2006. Customs revenues yield a lower gross margin than revenues in our freight forwarding operations.

During the six months ended June 30, 2007, total operating expenses increased to about $9.09 million, as compared to approximately $6.65 million for the same period in 2006, for an increase of $2.44 million, or 37%. Of this increase, salaries and related personnel costs increased nearly 47% from $4.08 million to $5.98 million. Other selling and administrative costs grew by approximately 15% from $2.29 million to $2.63 million, which, when combined with the increase in personnel costs, results in a total increase of almost $2.24 million.  Amortization and depreciation expense increased from $0.28 million to $0.48 million, or 71%.  Of the total increase in operating costs of $2.44 million, approximately $1.85 million is attributable to WLG (UK) and MSA, the two companies acquired in 2006. The remaining increase of about $0.59 million, which is attributable to our existing operations, represents a 9% increase in operating expenses, and compares to a sales increase reported by our existing business of 22% for this same period.  See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income for the six months ended June 30, 2007, is $359,000, compared to a net loss of $252,000 for the same period in 2006. WAE, WEHK, WLG (USA) and Asean reported a combined net income of $1,027,000, representing an increase of $806,000, compared with net income of $221,000 for these entities for the same period in 2006. The improvement in their net incomes is mainly due to an increase in revenues and a slower growth in overhead expenses. MSA, ALI and WLG (UK) incurred losses of $73,000, $27,000 and $50,000, respectively, during the six months ended June 30, 2007. Theses losses were offset by the growth in net income from our other operating subsidiaries.

Segment Information

Air freight operations: Revenue from air freight operations for the six months ended June 30, 2007, increased to about $14.75 million from approximately $13.34 million, or approximately 11%, when compared to the same period in 2006.   Revenues from Hong Kong accounted for 13% of the total growth of this segment, mainly due to an increase in shipments to the US and Australia. Asean and WE China’s operations both reported increases in air freight revenue, contributing 26% and 6% of the overall growth, respectively. MSA and WLG (UK) accounted for 3% and 52% of the growth. WLG (USA) reported a decrease of about $148,000 in its air freight revenues for the six months ended June 30, 2007, or 12%, when compared to the same period in 2006.

Cost of sales for our air freight operations increased by approximately 8%, from about $11.24 million for the six months ended June 30, 2006, to $12.09 million for the same period in 2007. This increase was due to higher volumes of freight traffic arranged by us, but, this increase, as a percentage, was less than the 11% increase in revenues for this segment. In general, the rates we obtained from co-loaders for shipments in the first six months of 2007, were lower than the rates obtained for shipments during the first half of 2006, and this helped to improve our margins.

Gross profit margins increased from 15.8% for the six months ended June 30, 2006, to 18.1% for the same period in 2007. This increase in gross profit margins was primarily attributable to the gross profit margins for WLG (UK)'s air freight business, which reported a gross margin of 20.6%, and to improvements in the profit margins of WAE.

Segment overhead attributable to our air freight operations increased by approximately $0.31 million, or 16%, from approximately $2.00 million for the six months ended June 30, 2006, to $2.31 million, for the same period in 2007. Of this increase, approximately $0.22 million is attributable to the overhead expenses of WLG (UK) and MSA, which were added to the Group near the end of 2006. Segment overhead incurred by our other subsidiaries for the six months ended June 30, 2007, increased by approximately $0.09 million, compared to the same period in 2006.

Net segment income for our air freight operations is approximately $360,000 for the six months ended June 30, 2007, compared to net income of $108,000 for the same period in 2006, for an increase of $252,000. Most of this growth is attributable to Hong Kong's air freight operations, which reported an increase of approximately $263,000, mainly as a result of an increase in freight volumes and an improvement in its profit margin. In addition, Asean reported a net income of $23,000 for the six months ended June 30, 2007, compared with a net loss of approximately $42,000 for the same period in 2006. The increase in income posted by Hong Kong and Asean offset a decrease in income of about $51,000 reported by WE China, and a combined net loss of $9,000 from the operations of WLG (UK) and MSA.

Sea freight operations: Revenues from sea freight operations for the six months ended June 30, 2007, rose by about 88%, when compared to the same period in 2006, growing from approximately $16.10 million to $30.19 million, for a total increase of $14.09 million. Much of this improvement is a result of the internal growth of our existing operations, which generated an increase in revenues of nearly 46% over the same period last year. Our Hong Kong business accounted for 10% of the increase, and revenues generated by WE China's operations accounted for 6% of the growth.  WLG (USA) and ALI, our US subsidiaries, contributed revenues accounting for 22% of the growth.  In addition, revenues from Asean's sea freight business contributed 15% of the growth. The two acquisitions completed in 2006 accounted for the remaining increase of $6.66 million in revenues, or about 47%. Of this increase, the MSA Group contributed $4.41 million, or, 31%, and WLG (UK) contributed about $2.25 million, or 16%.

Cost of sales for our sea freight operations increased 98% from $12.31 million for the six months ended June 30, 2006, to $24.38 million for the same period in 2007. This increase is mainly attributable to a corresponding increase in sea freight revenues, higher ocean rates and to the acquired costs of WLG (UK) and MSA.

Gross profit margins decreased from approximately 23.5% for the six months ended June 30, 2006, to 19.2% for the same period in 2007. The decrease is due to increasing freight rates charged by the shipping lines and lower profit margins attributable to MSA and WLG (USA), which recorded gross margins of 8.7% and 14.7%, respectively, for the six months ended June 30, 2007.  The lower margins attributable to WLG (USA) are due to our decision to grow WLG (USA)'s import business from Asia to the US. Previously WLG (USA) had focused more on its export business than on imports. We were not able to pass on to our customers all of the increases in freight rates that we were charged by the shipping lines.

Total segment overhead attributable to our sea freight business increased by $1.65 million, or 45%, from approximately $3.63 million for the six months ended June 30, 2006, to $5.28 million for the same period in 2007. In part, this increase is attributable to the acquisitions of WLG (UK) and MSA, which together, added overhead expenses of $1.16 million during the six months ended June 30, 2007. The remaining increase of $0.49 million in overhead expense is attributable to our other operating subsidiaries and was incurred by them to cope with increases in their business.

Net segment income for our sea freight operations is approximately $525,000 for the six months ended June 30, 2007, which compares to net income of $151,000 for the same period in 2006. The improvement in net income is mainly attributable to increases in the net incomes of WEHK, Asean and WLG (USA), which reported increases of $196,000, $87,000 and $115,000, respectively. ALI reduced its net loss by $113,000, because most of its administrative operations were taken over by WLG (USA). Our new subsidiaries, WLG (UK) and MSA, reported net losses of $27,000 and $56,000, respectively. WE China’s net income declined by $54,000, which is attributable to higher carrier costs, the inability to pass these costs on to our customers and to an exchange loss caused by a strengthening of the Chinese currency against the US dollar.

Customs brokerage services: Asean, MSA and WLG (UK)'s operations each include a division that provides customs brokerage services. For the six months ended June 30, 2007, revenue from customs brokerage services totaled approximately $16.25 million, compared with $11.18 million for the same period in 2006, for an increase of approximately $5.07 million. The increase is mainly attributable to revenues of $3.24 million and $1.03 million, respectively, generated by WLG (UK) and MSA. Asean's customs revenues increased by about $0.80 million in the first half of 2007, compared to 2006, or about 7%. Direct and administrative costs totaled about $16.24 million, producing net income of $3,000 for the six months ended June 30, 2007, compared to a net loss of $55,000 for the same period in 2006, which included only Asean's custom brokerage business. MSA and WLG (UK) reported losses of $16,000 and $15,000, respectively, for the six months ended June 30, 2007.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $1.90 million, or 47%, from $4.08 million for the six months ended June 30, 2006, to $5.98 million for the same period in 2007. This increase was attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, increases in the number of operational staff and management personnel during the period, and the acquisitions of WLG (UK) and MSA in the last quarter of 2006.  WLG (UK) and MSA increased our employee count by 33 and added personnel costs of $1.13 million in the first six months of 2007. The remaining increase of $0.77 million in salaries is attributable to salary increases in our existing operations and to the recognition of stock option expense, as well as to an increase in headcount of 15 personnel. As of June 30, 2007, the Group's employee headcount was 257, compared to 209 employees at June 30, 2006.

Rent

Rent expense for our facilities increased 67% from $371,000 for the six months ended June 30, 2006, to $621,000 for the same period in 2007, for an overall increase of $250,000. WLG (UK) and MSA, the two acquisitions completed in 2006, added rent expense of $198,000 and $24,000, respectively. In addition, Asean added rent expenses of $54,000, mainly attributable to an increase in office rent and the rental of a new warehouse facility.

Other selling and administrative expenses

Other SG&A expense for the six months ended June 30, 2007, totaled about $1.91 million compared to $2.01 million for the same period in 2006, for an increase of about $0.10 million.  While the acquisitions of WLG (UK) and MSA added other SG&A costs of $257,000 and $58,000, respectively, for the six months ended June 30, 2007, ALI and WLG (USA) reduced their combined other SG&A costs by $96,000 by merging their administrative operations. In addition, we have also reduced corporate legal and consulting fees by about $47,000 during the six months ended June 30, 2007, compared to the same period in 2006.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $118,000 for the six months ended June 30, 2006, to $161,000 for the same period in 2007. This increase of $43,000 is partially due to the aggregate depreciation expense of $24,000 for WLG (UK) and MSA, which were not part of the Group until the last quarter of 2006. The remaining increase of $19,000 is attributable to the additions of office and computer equipment and to leasehold improvements for our new Hong Kong office.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK). MSA and Sea Systems.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $164,000 were assigned to ALI's customer list, which, due to an impairment write-down in 2006, will be fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of MSA and Sea Systems, which are being amortized over a 10-year life. During the six months ended June 30, 2007, amortization expense totaled $325,312. This sum is attributable to WLG (USA), Asean, ALI, WLG (UK) and the MSA Group in the amounts of $51,228, $97,664, $15,593, $83,327 and $77,500, respectively. Total amortization expense in 2006 was $165,306 and related to WLG (USA), Asean and ALI in the amounts of $51,228, $97,664 and $16,414, respectively. The MSA Group and the UK business of WLG (UK) were acquired in the fourth quarter of 2006, and no amortization expense was recorded for the customer lists of these two companies until the end of 2006.

Interest Expense

Interest expense increased from $182,000 for the six months ended June 30, 2006, to $205,000 for the same period in 2007. This increase is mainly attributable to additional interest expense of approximately $46,000 for WLG (USA), which results from an increase of $250,000 in its revolving line of credit to $1.0 million and to a five-year $1.0 million term loan incurred to acquire the MSA Group. Interest expense in Asean decreased by $18,000, mainly as a result of a decrease in the rate of interest charged for its receivables loan facility.

Provision for Income Taxes

The provision for income taxes increased from $88,000 for the six months ended June 30, 2006, to $211,000 for the same period in 2007, mainly attributable to income reported by Hong Kong and Asean's operations. Income tax of $183,000, or an effective tax rate of 18% which included the use of an operating loss carryforward in Hong Kong, was provided on the combined net income of $1,042,000 attributable to our operations in Hong Kong and Australia. The US operations of ALI and WLG (USA) are included in a US consolidated income tax return with the Group's parent company, and, together, these companies reported a consolidated loss.  As such, no provision for US federal or state income taxes is required for the six months ended June 30, 2007, and no income tax benefit, was taken for their losses, which totaled $291,000. After consideration of all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $570,000 reported for the six months ended June 30, 2007, is approximately 37%.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, our operations provided net cash of approximately $2.41 million, compared with cash of $0.47 million provided by our operations for the same period in 2006. In 2007, cash was provided by the following sources: decrease of trade receivables of $1.18 million, increase in accrued charges of $401,000, increase in trade payables of $220,000, amortization and depreciation expense of $487,000, provision for bad debts of $12,000, net income of $359,000, an increase in taxes payable of $19,000 and other non-cash items of $33,000. Major components that used cash for operations in 2007 included an increase in deposits and prepayments of $203,000 and the repayment of $99,000 to a director.

Net cash used by financing activities totaled about $1.23 million for the six months ended June 30, 2007, compared to net cash of about $0.38 million used in financing activities during the first six months of 2006. Cash used by financing activities in 2006 consisted primarily of the repayment of bank debt and capital lease obligations of $333,000 and $54,000, respectively. Cash used by financing activities in 2007 consists of the repayment of bank debt of $1.01 million and the repayment of capital lease obligations totaling $60,000. In addition, we paid dividends of $45,000 on our preferred stock. We also increased restricted cash and pledged deposits by $122,000 for bank guarantees to support our airfreight business.

As of June 30, 2007, we had given bank guarantees of $719,000 to certain airlines to support credit facilities provided by banks to one of our subsidiaries.  These guarantees provide credit support to the airlines, which in turn grant credit terms to us.  In general, we must make freight payments to the airlines prior to receiving payment from our customers. These guarantees are secured by restricted cash deposited in separate bank accounts, which, in the aggregate, total approximately $739,000. We have also given a bank guarantee of approximately $116,000 in favor of the owner of the office premises occupied by our subsidiary in Australia.

In October 2004, WEHK and WAE (the “Hong Kong Subsidiaries”) obtained a bank loan of $449,000, which was used to pay income taxes and for general working capital needs. This loan was repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the loan was repaid in full by October 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the loan proceeds to pay income taxes and for general working capital purposes. This loan was repaid by November, 2006.  During 2006, the Hong Kong Subsidiaries borrowed approximately $114,000 to pay income taxes and to use as working capital.  At June 30, 2007, the principal amount of this loan was approximately $39,000 and carried an interest rate of 7.25%, which is indexed to the bank's prime rate.

As of June 30, 2007, WLG (USA) owed $784,000 under a $1.0 million revolving line of credit and $899,998 on a five-year $1.0 million term loan pursuant to loan facilities granted by a bank in the last quarter of 2006.  The revolving line of credit expires in October 2007, and the term loan matures in November 2011. Both loans carry interest at LIBOR plus 2.75%, which at June 30, 2007, was 8.1%. In addition, the term loan requires monthly principal payments of $16,667, plus accrued interest.  Principal payments of $200,000 are due in 2007 and in each of the following four years until maturity at November 31, 2011.  Total borrowings under the revolving line of credit and the term loan are limited to 75% of the eligible trade receivables, as defined in the loan agreement, between the bank and WLG (USA) and the MSA Group.  All borrowings under these loan facilities are secured by a first position blanket lien on substantially all of WLG (USA) and the MSA Group's assets and a guarantee provided by the Group's parent company.  The loan agreement calls for the maintenance of certain financial covenant ratios for the operations of WLG (USA) and the MSA Group, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which is to be applied on a rolling basis at the end of each calendar quarter.  In addition, WLG (USA) may not pay dividends without approval from its bank. WLG (USA) and the MSA Group were in compliance with all covenants as of June 30, 2007.

Asean has a receivables loan facility in the face amount of approximately $3.40 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $574,000. At June 30, 2007, Asean's bank debt under its receivables line and overdraft facility was $1.50 million and $574,000, respectively, with interest rates of approximately 10.05% for the receivables line and 9.15% for the overdraft facility. Asean's bank, in addition to having a charge over all of Asean's accounts receivable, holds a first registered mortgage over all of Asean's assets. The bank also has personal guarantees from each of Asean’s former shareholders as security for the overdraft facility.

An important part of our business plan calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. As set forth in our Form 8K filed on August 3, 2007, we completed the acquisition of World Commerce Services, LLC, a freight forwarding and customs brokerage company, on July 31. 2007. We expect to make additional strategic acquisitions as a means of expanding our business to allow us to provide a full range of logistics services on a global scale. To the extent that we are unable to use our common stock in the acquisitions of other companies, we will likely need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of June 30, 2007, are set forth in the table below, which includes our equipment lease and office rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $327,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facilities rental and equipment lease obligations	$2,074	$963	$1,043	$68	$—
Cargo space commitments	$2,964	$2,964	—	—	—
Total contractual cash obligations	$5,038	$3,927	$1,043	$68	$—

During the six months ended June 30, 2007 and 2006, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk in the ordinary course of its business. These risks are primarily related to foreign exchange rate risk arising from making sales and incurring expenses in currencies other than the US dollar, incurring debt denominated in foreign currencies and to changes in short-term interest rates. The potential impact on the Company for these risks is presented below:

FOREIGN EXCHANGE RISK

We conduct business in many different countries and in many currencies. As such, we routinely issue invoices for our services in a currency different from the currency used to pay expenses related to the services. Billing in one currency and incurring expenses in a different currency results in a foreign exchange rate risk to us. In these cases, the market risk associated with doing business in foreign currencies may be quantified by a foreign exchange rate sensitivity analysis that estimates the impact of a hypothetical change in the value of our functional currency, the US Dollar (“USD”), relative to the other currencies in which we transact business. Our subsidiaries transact business mostly in the following foreign currencies: Hong Kong Dollars (“HKD”); British Pounds (“GBP”); Australian Dollars (“AUD”); and the Chinese Yuan (“CNY”). Two of our major subsidiaries use the HKD as their functional currency. The HKD has long been pegged to the USD at a rate of HKD 7.80 to USD 1.00. Because of the peg, there has been, and is no material change in the foreign exchange risk for transactions denominated in HKD's. All of the other currencies in which we transact business float freely against the USD, with the possible exception of the CNY. The value of the CNY is believed to be managed and controlled to some extent by the Chinese government.

Assuming that the HKD peg to the USD was terminated and taking all other currencies in which we conduct business into consideration, an average, hypothetical 10% weakening of the USD against all other currencies for the six months ended June 30, 2007, would have had the effect of decreasing our net income by approximately $436,000. An average, hypothetical 10% strengthening of the USD for the same period would have had the effect of increasing our net income by approximately $392,000. As of June 30, 2007, no techniques, such as derivative financial instruments or hedging transactions, were used as a means to limit our exposure to foreign currency exchange rate risks.

We also incur funded debt that is denominated in foreign currencies, which, historically, has been in AUD and HKD. For Hong Kong funded debt, which is not material in amount, as long as the HKD remains linked to the USD, we will not incur any foreign exchange rate risk for this debt. We do incur foreign exchange rate risk for debt denominated in AUD. If there was an average, hypothetical 10% weakening of the USD against the AUD, our financial position as of June 30, 2007, would have decreased by $257,000. If there was a an average, hypothetical 10% strengthening of the USD against the AUD, our financial position as of June 30, 2007, would have been improved by $210,000. To date, we have not utilized any type of derivative financial instruments to protect against our exposure to foreign currency exchange rate risks for funded debt.

INTEREST RATE RISK

As of June 30, 2007, the Company had cash and cash equivalents and restricted cash of $3.17 million and bank debt of approximately $3.79 million, all subject to variable interest rates tied to indexes such as Libor or to a bank's prime lending rate. An average, hypothetical change in interest rates of 10% would have had an insignificant impact on our earnings for the six months ended June 30, 2007. We do not use derivative financial instruments of any type to hedge against changes in interest rates.

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

At the conclusion of the audit of the Group's consolidated financial statements for the year ended December 31, 2006, the Company's management and Board of Directors were notified by Blackman Kallick Bartelstein, LLP, (“BKB”), the auditor for the Company's subsidiary, WLG (USA) LLC and its subsidiaries (collectively “WLG (USA) Group”), that during the course of their audit of WLG (USA) Group's consolidated financial statements for the year ended December 31, 2006, they identified deficiencies in WLG (USA) Group's internal control over financial reporting (“internal control”) that they considered to be significant deficiencies. The deficiencies related to the following: (1) with respect to related party transactions with the Company and the Company's other subsidiaries, a lack of regular reconciliation of inter-company account balances; (2) a lack of regular review and reconciliation of WLG (USA) Group's general ledgers and financial statements and failure to maintain proper segregation of accounting duties; (3) WLG (USA) Group's year-end closing procedures did not include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; and (4) WLG (USA)'s chief executive officer's ability to record transactions in the general ledger. In addition to the forgoing, BKB identified certain control deficiencies in WLG (USA) Group's IT security policies and procedures that they did not consider to be significant deficiencies.

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

The Company is continuing the process of reviewing and formalizing its internal control and procedures for financial reporting in accordance with the Securities and Exchange Commission's rules implementing the internal control reporting requirements included in Section 404 of the Sarbanes Oxley Act. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated

Part II: Other Information

Item 1: Legal Proceedings: None

Items 1A: Risk Factors:  There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form 10-KSB for the year ended December 31, 2006 and its Report on Form 10-Q for the three months ended March 31, 2007.

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

WAKO LOGISTICS GROUP, INC.

Date: August 14, 2007	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: August 14, 2007	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).