Form 10-Q
period 2007-09-30
WAKO LOGISTICS GROUP INC
filed 2007-11-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number: 333-113564

Wako Logistics Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-0262555
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

920 East Algonquin Road, Suite 120
Schaumburg, IL 60173 USA
(Address of principal executive offices with zip code)

224-653-2800
(Registrant's telephone number, including area code)

200 Howard Avenue
Suite 232, Des Plaines
IL 60018 USA
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

As of November 14, 2007, the registrant had 31,400,094 shares of its common stock outstanding.

Wako Logistics Group, Inc.

TABLE OF CONTENTS

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q contains forward-looking statements concerning Wako Logistics Group, Inc. (“WLG,” the “Company” “we”, “our” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates“, or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur, or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1of our Report on Form 10-KSB for the year ended December 31, 2006, and in Item 1A of our Report on Form 10-Q for the three and six months ended June 30, 2007. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1: Financial Statements

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 9 months ended September 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

		3 months ended September 30,		9 months ended September 30,
		2006	2007	2006	2007
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		13,169	33,914	38,428	67,950
Agency services		767	1,003	2,082	3,160
Other services		12,347	19,996	26,385	44,994

Total revenues		26,283	54,913	66,895	116,104

Operating expenses
Cost of forwarding		(22,271)	(48,200)	(56,303)	(99,619)
Selling and administrative expenses		(3,163)	(5,806)	(9,528)	(14,413)
Depreciation and amortization		(141)	(324)	(427)	(810)

Total operating expenses		(25,575)	(54,330)	(66,258)	(114,842)

Income from operations		708	583	637	1,262

Other income / (expense)
Interest income		6	11	28	45
Interest expense		(91)	(199)	(273)	(404)
Other income, net		5	23	72	85

Income before income taxes		628	418	464	988

Provision for income taxes		(225)	(217)	(313)	(427)

Net Income		403	201	151	561

Dividends on preferred stock		(23)	(23)	(68)	(68)

Income applicable to common stock		380	178	83	493

Other comprehensive income
Foreign currency translation adjustment		18	70	28	165

Total comprehensive income		398	248	111	658

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Operations
For the 3 and 9 months ended September 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

		3 months ended September 30,		9 months ended September 30,
		2006	2007	2006	2007
		US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Income per share:

Basic earnings per share	2	0.01	0.01	0.00	0.02

Diluted earnings per share	2	0.01	0.01	0.00	0.02

Weighted average common shares outstanding
Basic		25,390,080	29,813,024	25,390,080	27,742,500

Diluted		27,416,244	29,867,089	25,421,577	27,830,353

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2006 and September 30, 2007
(Dollars in thousands except share data and per share amounts)

		At December 31, 2006	At September 30, 2007
	Note	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,528	1,904
Restricted cash		372	610
Certificates of deposit, restricted		245	-
Trade receivables, net of allowance (2006: $520; 2007: $799)		14,635	21,525
Deposits, prepayments and other current assets		687	964
Prepaid taxes		108	15
Due from related parties	5	198	239

Total current assets		17,773	25,257

Property, plant and equipment, net		927	1,430
Deposits and other non-current assets		216	228
Deferred tax assets		231	337
Intangible assets, net		4,052	6,347
Goodwill		3,888	9,328

Total assets		27,087	42,927

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts		616	922
Trade payables		8,006	10,191
Accrued charges and other creditors		3,534	5,763
Bank debt - maturing within one year	3	3,383	7,443
Current portion of capital lease obligations		138	117
Due to directors	5	439	1,828
Income tax payable		287	430

Total current liabilities		16,403	26,694

Non-current liabilities
Non-current portion of capital lease obligations		38	136
Other non-current liabilities		28	221
Bank debt – maturing after one year	3	800	650

Total non-current liabilities		866	1,007

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Balance Sheets
At December 31, 2006 and September 30, 2007
(Dollars in thousands except share data and per share amounts)
	At December 31, 2006	At September 30 2007
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2006: 25,390,080) shares issued and outstanding	25	31
Additional paid-in capital	8,014	12,758
Accumulated other comprehensive income	115	280
Retained earnings	1,662	2,155

Total stockholders' equity	9,818	15,226

Total liabilities and stockholders' equity	27,087	42,927

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Condensed Consolidated Statements of Cash Flows
For the 9 months ended September 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)

	9 months ended September 30,
	2006	2007
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	151	561

Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation	177	270
Amortization	249	540
Stock based compensation	1	40
Provision for bad debts	83	229

Changes in working capital, net of acquisition of UK Division and WCS:
Trade receivables	(570)	(1,616)
Deposits, prepayments and other current assets	(751)	109
Due from related parties	215	(18)
Trade payables	(105)	853
Accrued charges and other creditors	399	699
Due to related parties	(22)	-
Due to directors	(125)	(112)
Income tax payable	72	132

Net cash (used in)/provided by operating activities	(226)	1,687

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(73)	(377)
Acquisition of WCS	-	(2,550)
Acquisition of operating assets of UK Division	(163)	-
Due from related parties	114	-

Net cash (used in) investing activities	(122)	(2,927)

Cash flows from financing activities:
Restricted cash	(90)	8
Bank overdrafts	338	305
Bank loans repaid	(356)	(28)
Capital lease obligations paid	(75)	(101)
Payment of dividends on preferred stock	(68)	(68)
Loans from directors	-	1,500
Advance from a director	259	-

Net cash provided by financing activities	8	1,616

Net (decrease)/increase in cash and cash equivalents	(340)	376

Cash and cash equivalents at beginning of period	1,212	1,528

Cash and cash equivalents at end of period	872	1,904

The financial statements should be read in conjunction with the accompanying notes.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007
(Dollars in thousands except share data and per share amounts)
1.   ORGANIZATION AND BASIS OF PRESENTATION

Wako Logistics Group, Inc. (“WLG” or the “Company” or together with its subsidiaries, collectively the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services from its offices in Hong Kong, the People’s Republic of China (“PRC” or “China”), Australia, United States (“US”), United Kingdom (“UK”) and through a worldwide network of independent cargo agents.

WLG’s business is conducted by its operating subsidiaries, which includes the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), a wholly-owned subsidiary of WEHK, WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O’Neill”), Asean Cargo Services Pty Limited (“Asean”), Asean Logistics, Inc. (“ALI”), Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. (“Sea Systems”) (collectively, “MSA Group”), WLG (UK) Limited (“WLG (UK)”), which is wholly-owned by WLG (UK) Holdings Limited (“WLG UK Holdings”) and World Commerce Services, LLC (“WCS”). With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, Wako Logistics Group, Inc.

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

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., a California corporation, and immediately contributed all of the shares of ALI’s common stock to WLG (USA). ALI is a non-asset based freight forwarding company and provides freight-forwarding services to its customers, which ship products primarily between Asia and the United States. Substantially all of ALI’s administrative activities are performed by WLG (USA).

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
For the 3 and 9 months ended September 30, 2006 and 2007
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

The Group on December 1, 2006, acquired all of the voting shares of Mares-Shreve & Associates, Inc. and its wholly owned subsidiary, Sea Systems Ocean Line, Inc. MSA, which was incorporated on May 15, 1979, in Washington State, provides customs brokerage and freight forwarding services, and Sea Systems, incorporated in Washington State on February 26, 1991, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services. The MSA Group mainly serves customers that ship products from Asia to the US.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services, LLC. WCS is based in Schaumburg, Illinois and has offices in New York, Atlanta, Los Angeles and San Francisco. It is a non-asset based freight forwarding company and also has a customs brokerage practice. WCS provides a full range of logistics and brokerage services to its customers, specializing in import transactions from Asia, mostly by sea, and with an emphasis on imports from China.

As of September 30, 2007, all subsidiaries were wholly-owned, and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of September 30, 2007, and for the 3 and 9 months ended September 30, 2007 and 2006, have been prepared by the Company, without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2007, and results of operations and cash flows for the 3 and 9 months ended September 30, 2007 and 2006, have been made. The results of operations for the 3 and 9 months ended September 30, 2007 and 2006, are not necessarily indicative of the operating results for the full year.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE

Earnings per share were computed as follows:

	3 months ended September 30, 2006

	Income	Weighted average number of shares	Per share amount
			US$
Net income	403

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders	380	25,390,080	0.01

Effect of dilutive securities
Warrants	-	26,164
Convertible redeemable preferred stock	-	2,000,000

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	403	27,416,244	0.01

	9 months ended September 30, 2006

	Income	Weighted average number of shares	Per share amount
			US$
Net income	151

Dividends on convertible redeemable preferred stock	(68)	2,000,000	0.03

Basic earnings per share
Income available to common stockholders	83	25,390,080	0.00

Effect of dilutive securities (Note *)
Warrants	-	31,497
Convertible redeemable preferred stock	-	-

Diluted earning per share
Income available to common stockholders assuming conversion of dilutive securities	83	25,421,577	0.00

*
Common stock equivalents related to convertible redeemable preferred stock of 2,000,000 are not included in the calculation of dilutive earnings per share for the nine months ended September 30, 2006, because to do so would have an anti-dilutive effect.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	3 months ended September 30, 2007

	Income	Weighted average number of shares	Per share amount
			US$
Net income	201

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share

Income available to common stockholders	178	29,813,024	0.01

Effect of dilutive securities
Warrants (Note #)	-	-
Share options	-	54,065
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	178	29,867,089	0.01

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	9 months ended September 30, 2007

	Income	Weighted average number of shares	Per share amount
			US$
Net income	561

Dividends on convertible redeemable preferred stock	(68)	2,000,000	0.03

Basic earnings per share

Income available to common stockholders	493	27,742,500	0.02

Effect of dilutive securities
Warrant (Note #)	-	-
Share options	-	87,853
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	493	27,830,353	0.02

# :
Common stock is not increased by 2,000,000 shares related to convertible redeemable preferred stock or the conversion of the 100,000 outstanding warrants because the effect of the conversions would be anti-dilutive.

On September 28, 2007, WLG issued 1,300,000 shares of its common stock as an earn-out payment pursuant to the acquisition agreement by which it acquired Asean in November 2005, and, on July 31, 2007, WLG issued 4,710,014 shares of its common stock as part of the consideration for the acquisition of WCS. Computations of basic earnings per share and diluted earnings per share for the 3 and 9 months ended September 30, 2007, includes the effects of the issuance of the 1,300,000 shares of common stock from the date the shares were earned, which was January 1, 2007, and the issuance of the 4,710,014 shares of common stock on the closing date of the WCS acquisition, which was July 31, 2007.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2006	At September 30, 2007
		(unaudited)
	US$	US$
Facilities granted
- bank guarantees	784	1,121
- overdraft facilities	616	599
- bank loans	5,266	12,913
- foreign exchange facilities	-	222
- lease facilities	-	262

Total bank facilities	6,666	15,117

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $590 will expire within one year from September 30, 2007, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $122 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $409 has no fixed expiration date and is cancelable and/or renewable at the option of the bank. The bank loans mature on various dates as follows: (i) $114 on October 17, 2007; (ii) $1,000 revolving line of credit in October 2007; (iii) $250 term loan in November 2007; (iv) $7,000 revolving credit facility in May 2008 and (v) $1,000 term loan in November 2011. The remaining loan facility of $3,549 is an ongoing facility that may be terminated by either the bank or WLG giving 30 days notice to the other party.

The bank loans and revolving credit facilities of $12,913 are secured as follows: (i) term loan of $114 is unsecured and repayable within one year by monthly installments; (ii) the $1,000 revolving line of credit, the $250 short term loan and the $1,000 five year term loan are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and the MSA Group and a guarantee provided by the Group’s parent company; (iii) $3,549 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iv) $7,000 is secured by WCS’s accounts receivable and a guarantee provided by the Group’s parent company. As of September 30, 2007, the bank loans and revolving credit facilities carried interest rates from 7.00% to 10.30% per annum.

Certain of the bank guarantees, totaling $590, are collateralized by cash of $610. In addition, a bank guarantee of $122 is secured by (i) a letter of support from the Group’s parent company and (ii) a registered mortgage debenture over all of the assets of Asean. The remaining bank guarantee of $409 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company. The overdraft facility of $599 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Asean has a foreign exchange facility in the amount of $222, which at September 30, 2007, had not been utilized. The foreign exchange facility is secured by a comfort letter from the Group’s parent company. Asean has a leasing facility of $262, and $74 was outstanding as of September 30, 2007. This facility is secured by the assets under lease and the comfort letter from the Group’s parent company. As of September 30, 2007, the leasing facility carried interest rates of 7.00% to 8.44% per annum.

	At December 31, 2006	At September 30, 2007
		(unaudited)
	US$	US$
Utilized
- bank guarantees	784	1,121
- overdraft facilities	616	599
- bank loans	4,183	8,093
- foreign exchange facilities	-	-
- lease facilities	-	74

Total bank facilities utilized	5,583	9,887

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and office and warehouse equipment under non-cancellable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of December 31, 2006, and September 30, 2007.

	At December 31, 2006	At September 30, 2007
		(unaudited)
	US$	US$

Within one year	790	1,339
Over one year but not exceeding two years	543	1,017
Over two years but not exceeding three years	300	569
Over three years but not exceeding four years	122	274
Over four years but not exceeding five years	8	122

Total operating lease commitments	1,763	3,321

Rent expense under operating leases for the 9 months ended September 30, 2006 and 2007, was $555 and $786, respectively.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group in the course of its business enters into agreements with various freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of September 30, 2007, the cost of the minimum amount of cargo space the Group had committed to use for the following twelve months is $2,070.

Contingencies

The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued to cover the Group’s business. As of September 30, 2007, the aggregate, outstanding amount of claims was approximately $179. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train. The total amount of damages sought equal approximately $6.8 million including an unspecified amount for costs of delay, lost profit and lost revenue. The Group intends to vigorously defend each of the foregoing actions. WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.  As part of the Agreement by which the Company acquired all of the Membership Interests of WCS, the Sellers provided an indemnity to the Company for all litigation that existed as of the Closing Date, which was July 31, 2007.  The Sellers' obligation to indemnify the Company is limited to the shares of WLG common stock received and receivable by the Sellers pursuant to the acquisition agreement.

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship to the Group
Christopher Wood (“CW”)	Shareholder, director and officer of WLG
David Koontz (“DK”)	Director and officer of WLG
Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006
Paul Pomroy (“PP”)	PP is a director and officer of Asean and a director of WLG (Aust)
Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Angus International Freight Pty Limited (“AIFP”)	PP was a director of AIFP until May 1, 2006
Warehouse Solutions International Pty Limited (“WSIP”)	PP was a director of WSIP until May 1, 2006
Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ
Bettervale Pty Limited (“BPL”)	PP was a director of BPL until May 1, 2006

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)
5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

		Ownership
Name	Principal activities	Name of owner	% held

WLT	Provision of sea and air freight forwarding services in Thailand #	CW Others	50% 50%

JWP	Leases property to CW	CW	100%

#:
In the normal course of business, the Group enters into agency agreements with various overseas agents so that both the Group and the overseas agents can jointly handle customer shipments on behalf of the other in both the port of loading and the port of destination.

Under these agency agreements, the Group and the overseas agents perform their respective services at their own places of business and, in return, earn their respective service fees from the other party and either the shipper or the consignee.

In addition to the above, under theses agency agreements, sometimes either the Group or the overseas agent is obliged to act as a “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who is to pay the freight cost is determined by either the shipper and/or the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In case the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to issue an invoice to the other party for an amount attributable to it. The amounts include the service fees earned and may also include the freight cost collected by the other party.

During the periods indicated, one overseas agent is a related party. In identifying the related party transactions for financial disclosure purposes, only the handling fee income earned by the Group from the related party overseas agent and the handling fees paid by the Group to the related party overseas agent are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agent, who only acted as a collection agent, are not shown as related party transactions. Similarly, the amounts that the related party overseas agent billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2006	At September 30, 2007
		(unaudited)
	US$	US$
Due from related parties (Note( i))
WLT	18	14
ACSQ	169	191
PP	11	34

	198	239

Due to directors (Note (ii))
CW	439	1,078
DK	-	750

	439	1,828

Notes:

(i)	The amounts due from related parties are unsecured, interest-free and repayable on demand. Transactions in these accounts during the periods covered by these financial statements represented mainly:

a)	amounts paid/collected on behalf of related parties;

b)	amounts paid/payable to directors, including dividends; and

c)	handling income receivable/handling fee payable/rental payable and related settlements.

(ii)
Amounts due to directors are unsecured, interest-free and repayable on demand except for the loans of $1,500 to the Company. The loans carry an interest rate of 12% per annum and have no fixed repayment terms.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities (unaudited):

	WSIP	BPL	PP	ACSQ	AIFP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$

January 1, 2006	124	7	7	156	189	13	496

Trade transactions	(27)	(71)	-	-	-	41	(57)
Net settlements	(2)	66	3	5	(189)	(36)	(153)
Reclassified as non-related parties	(95)	(2)	-	-	-	-	(97)

September 30, 2006	-	-	10	161	-	18	189

January 1, 2007	-	-	11	169	-	18	198

Net settlements	-	-	22	-	-	(4)	18
Exchange alignment	-	-	1	22	-	-	23

September 30, 2007	-	-	34	191	-	14	239

Additional details of transactions:

	3 months ended September 30,		9 months ended September 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$

Handling fee paid/payable
WLT	-	-	2	-

Rental paid/payable
JWP	27	27	81	81

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions during the periods with directors / shareholder:

	CW	DK	Total
	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$

January 1, 2006	(325)	-	(325)
Advance	(259)	-	(259)
Expenses paid	125	-	125

September 30, 2006	(459)	-	(459)

January 1, 2007	439	-	439
Loans from directors	750	750	1,500
Interest accrued	15	15	30
Interest paid	(15)	(15)	(30)
Expenses paid	(111)	-	(111)

September 30, 2007	1,078	750	1,828

Notes:

Expenses/loan repayments include amounts that were paid either directly to or for the benefit of CW.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	9 months ended September 30,
	2006	2007
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	273	404
Income taxes	190	315

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

7.	STOCK OPTIONS

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by our board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of the Company’s common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on the shares of common stock outstanding as of January 1, 2007, the number of shares reserved under the Plan was increased to 5,078,016.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from their effective dates. However, the Plan permits the board significant latitude to grant options with varying terms, such as changing the vesting period, the term and exercise price. Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and compensation expense will be recognized over the vesting period of the option.

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. To date, the board has not yet formally approved the award, but it has approved the employment agreement containing the terms of the option commitment. As such, the Company views approval of this option to be a formality and has established August 2005 as the grant date for this option. Effective January 15, 2007, the board approved and awarded stock options to three employees to purchase an aggregate of 20,000 shares of the Company’s common stock.

The fair value of each option granted during the nine months ended September 30, 2007, and the option granted in August 2005, was estimated as of the grant date for each option using the Black-Scholes option-pricing model. The assumptions used for the model were as follows: (1) expected life of 2 and 3 years for the August 2005 and January 2007 options, respectively; (2) zero dividend yield; (3) volatilities of 45% and 57.7% for the August 2005 and January 2007 options, respectively; (4) no post vesting terminations; and (5) a risk free interest rate of 4.6%. The weighted average grant-date fair value of the options granted in August 2005 and January 2007 was $0.28 and $1.22 per share, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under this method, the compensation expense related to the fair value of stock options charged to income for the three and nine months ended September 30, 2007, was $7 and $40, respectively. As of September 30, 2007, the compensation expense related to non-vested options totaled $18 and is expected to be recognized over 27 months. The total intrinsic value of the options outstanding and options exercisable as of September 30, 2007, was $100. No tax benefit was recognized for the stock option expense recorded for the three and nine months ended September 30, 2007.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

7.	STOCK OPTIONS (CONTINUED)

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted aver. exercise price	Weighted aver. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-

Outstanding at December 31, 2006	200,000		8.58
Granted during the nine months ended September 30, 2007	20,000	2.85

Outstanding at September 30, 2007	220,000	1.17	7.96

Exercisable at September 30, 2007	205,000	1.17	7.87

The following schedule presents shares of common stock issued and outstanding and reserved for future issuance as of September 30, 2007:

Shares of common stock outstanding	31,400,094

Reserved for future issuance:
Options granted to employees and officer	220,000
Warrants	100,000

Total shares reserved for future issuance	320,000

Total shares issued, outstanding and reserved for future issuance at September 30, 2007	31,720,094

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	INCOME TAX

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the tax position.

As of January 1, 2007, the Company became subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as for all open years for those jurisdictions. As of December 31, 2006, and September 30, 2007, the Company has identified the following jurisdictions as “major” tax jurisdictions, as defined, in which it is required to file income tax returns: United States; United Kingdom; Hong Kong; Australia and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The evaluations were performed for the tax years that remain open for examination which are the following: (1) United States – December 31, 2003 through 2006; (2) United Kingdom – December 31, 2006; (3) Hong Kong – April 30, 2001 to December 31, 2006; (4) Australia – June 30, 2001, through December 31, 2006 and (5) China – calendar years 2005 and 2006. Based on a review of tax positions for all open years, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. No reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for the potential payment of interest and penalties. The Company’s policy for recording interest and penalties associated with unrecognized tax benefits and tax audits is to record such items as a component of the provision for income tax expense. For the nine months ended September 30, 2007, no interest or penalties were recorded relating to the settlement of any income tax audits.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

9.	ACQUISITION OF A SUBSIDIARY

On July 31, 2007, (the “Closing Date”) WLG acquired all of the membership interests (the “Membership Interests”) of WCS (the “Acquisition”) from the two holders of all of WCS's Membership Interests (“Sellers”).

At closing, WLG issued 4,710,014 shares of its common stock (“Consideration Shares”) as initial consideration for the purchase of the Membership Interests, of which 2,943,759 Consideration Shares were delivered to the Sellers and 1,766,255 Consideration Shares were placed in escrow to cover potential claims. WCS, under the terms of a financing agreement with certain lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and to redeem all warrants (the “Warrants”) held by the Debt Holders. As of the closing date, the total amounts owed for the Mezzanine Debt and the Warrants were $2,700 and $263, respectively. In completing the Acquisition, WLG provided cash of $2,550 to WCS, and WCS used $413 of its funds to repay the Debt Holders in full for the Mezzanine Debt and to redeem all outstanding Warrants.

The total consideration for the Acquisition was negotiated between WLG and the Sellers on an arm’s length basis, and gave effect to a number of factors, including the value of WCS, the lack of a meaningful daily trading volume and active market for WLG’s common stock (“WLG Shares”) and other acquisitions completed by WLG. During the three months preceding the Closing Date, there was minimal trading in WLG Shares. During this period, less than ¼ percent of WLG Shares were traded daily, and the average price for the shares traded was about $1.35. On the three trading days preceding July 31, 2007, and the four trading days immediately thereafter, no WLG Shares were traded. Both WLG and the Sellers agreed that, in the absence of an active market for WLG Shares and given the value of WCS, the amount of $1.00 per share for the Consideration Shares issued to the Sellers represented a good faith effort to establish the fair market value of WLG Shares as of July 31, 2007, which was both the Closing Date and the date that the Acquisition was consummated.

In addition to the Consideration Shares, WLG may be required to issue up to 1,962,506 shares (“Earn-Out Shares”) of its common stock to the Sellers if certain financial results are achieved by WCS for the 24 months ending July 31, 2009. The Earn-Out Shares are to be issued in increments to the Sellers based on the trailing 12 months earnings of WCS before depreciation, amortization, interest and taxes (“Rolling EBITDA) measured as of July 31, 2008, December 31, 2008, and July 31, 2009. From each Earn-Out payment, WLG shall withhold 25% of the Earn-Out Shares as security for the payment of potential claims. The Sellers also have the right to receive up to 500,000 shares (the “Conversion Shares”) of WLG Shares in the event that any shares of WLG Series A convertible redeemable preferred stock, outstanding as of the Closing Date, are later converted into WLG Shares. If the Sellers receive the maximum Earn-Out Shares and the full number of Conversion Shares, they will have received 7,172,520 WLG Shares. As of the Closing Date, it is not possible to determine if all, or any, of the Earn-Out Shares will be issued to the Sellers, or whether the Sellers will be entitled to receive any Conversion Shares. In computing the Purchase Price in accordance with SFAS No. 141, it was determined that the value of the Earn-Out Shares and/or the Conversion Shares should not be accrued as an element of the Purchase Price. Accordingly, the Purchase Price for the Membership Interests is $7,335, and such amount is stated in accordance with SFAS No. 141.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

9.	ACQUISITION OF A SUBSIDIARY (CONTINUED)

WLG, the Sellers and WCS provided representations, warranties and indemnities that are typical and consistent for a Transaction of this size and scope. In particular, the Sellers and WCS have warranted and provided an indemnity to WLG that 100% of WCS’s trade receivables on hand as of the Closing Date will be collected within six months of closing. In addition, the Sellers and WCS have provided an indemnity to WLG to cover all losses arising from litigation outstanding as of the Closing Date, or which may relate to events prior to the Closing Date. The Sellers’ maximum liability for warranty and indemnification claims is limited to the number of WLG shares received by them. WLG has the right to deliver its shares of common stock to the Sellers in satisfaction of obligations it may have because of a breach of any of its representations or warranties.

The underlying assets of WCS consist of its work-in-process inventory, trade receivables, office furniture and equipment, computer hardware and software, certain minor prepaid assets and its customer list.

WCS is based in Schaumburg, Illinois and has offices in New York, Atlanta, Los Angeles and San Francisco. It provides a full range of customs brokerage and freight forwarding services to its customers, specializing in import transactions from Asia, mostly by sea, and with an emphasis on imports from China. WCS does not own or lease any transportation assets or warehouse facilities, but contracts for space on ships and aircraft as well as for warehouse facilities to meet the needs of its customers. Prior to completion of the Transaction, WLG and WCS had not worked together.

WLG’s acquisition of WCS achieved several objectives for the Group. These objectives include the following factors, and WLG believes that each factor contributed to the goodwill recorded in connection with the Acquisition:

1.
Obtained three “gateway city” offices in the US, namely in San Francisco, California, Long Island, New York and Atlanta, Georgia. Adding these offices will allow WLG to provide a wider range of services in key locations in the US market.

2.
Obtained WCS’s expertise for import transactions. Prior to the acquisition, much of WLG’s US business was focused on export transactions. Adding WCS’s expertise and customer base is expected to help WLG increase the import business of its US companies.

3.	Gained additional freight customers with a majority of shipments originating in China, which WLG believes will allow greater utilization of its offices in China.

4.	Added increased freight volumes in the Asia-Pacific trade lanes, which may help WLG to become more competitive in this market by being able to negotiate better shipping rates.

The acquisition of WCS has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG has allocated the Purchase Price to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of the net assets at the effective date of the Acquisition. At July 31, 2007, the fair value of identifiable assets, less the amount of liabilities of WCS, was approximately $1,895, which comprised gross assets of approximately $9,305, including an intangible asset for customer relationships of $2,835, less total liabilities of about $7,140. The intangible asset is being amortized over a period of nine years. Goodwill of approximately $5,440 was recorded as part of the Acquisition. This amount represented the excess of the Purchase Price over the net assets acquired. The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142. The results of operations for WCS for the two months of August and September 2007 have been included in the unaudited, consolidated results of operations of WLG for the three and nine months ended September 30, 2007.

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

9.	ACQUISITION OF A SUBSIDIARY (CONTINUED)

At July 31, 2007 US$
(unaudited)

Net assets acquired:

Trade and other receivables	5,503
Other assets	354
Trade and other payables	(7,140)
Property, plant and equipment, net	343
Intangible asset - customer list	2,835

Net assets	1,895

Consideration:

Cash - repayment of debt and redemption of warrants	2,550
WLG common stock	4,710
Accrual of transaction expenses	75

Goodwill arising from WCS acquisition	5,440

 The following unaudited, pro forma information assumes the acquisition of WCS occurred at the beginning of each period presented. The unaudited, pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the operations of WLG.

	3 months ended September 30		9 months ended September 30
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	US$	US$	US$	US$

Revenue	46,129	61,331	123,376	159,525

Net income	775	733	22	951

Net income per share of common stock

- Basic and diluted earnings per share	0.03	0.02	0.00	0.03

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

10.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage are summarized in the following table:

(i) For the 3 months ended September 30, 2006 and 2007 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,501	9,460	11,943	31,902	6,839	13,551	26,283	54,913
Costs of forwarding/customs	(6,465)	(8,047)	(9,469)	(28,042)	(6,337)	(12,111)	(22,271)	(48,200)
Depreciation	(17)	(21)	(35)	(63)	(6)	(25)	(58)	(109)
Interest income	3	5	3	5	-	1	6	11
Interest expense	(17)	(26)	(47)	(98)	(27)	(45)	(91)	(169)
Other segment income	1	5	4	12	-	5	5	22
Other segment expenses	(887)	(1,231)	(1,758)	(3,178)	(387)	(1,211)	(3,032)	(5,620)
Taxation	(55)	(39)	(144)	(147)	(26)	(30)	(225)	(216)

Segment income	64	106	497	391	56	135	617	632
Corporate expenses							(214)	(431)

Net income							403	201

Segment assets	5,812	6,570	7,499	15,916	1,715	4,717	15,026	27,203

Unallocated assets							4,710	15,724

Total assets							19,736	42,927

Property, plant and equipment – additions	7	23	10	52	3	31	20	106

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage are summarized in the following table:

(ii) For the 9 months ended September 30, 2006 and 2007 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	20,830	24,214	28,049	62,094	18,016	29,796	66,895	116,104
Costs of forwarding/customs	(17,691)	(20,134)	(21,791)	(52,427)	(16,821)	(27,058)	(56,303)	(99,619)
Depreciation	(54)	(58)	(103)	(169)	(19)	(43)	(176)	(270)
Interest income	16	22	11	19	1	4	28	45
Interest expense	(64)	(70)	(131)	(215)	(78)	(89)	(273)	(374)
Other segment income	15	23	56	44	1	18	72	85
Other segment expenses	(2,812)	(3,433)	(5,213)	(8,002)	(1,083)	(2,412)	(9,108)	(13,847)
Taxation	(67)	(81)	(230)	(300)	(16)	(46)	(313)	(427)

Segment income	173	483	648	1,044	1	170	822	1,697

Corporate expenses							(671)	(1,136)
Net Income							151	561

Segment assets	5,812	6,570	7,499	15,916	1,715	4,717	15,026	27,203

Unallocated assets							4,710	15,724

Total assets							19,736	42,927

Property, plant and equipment – additions	23	74	41	202	9	101	73	377

Wako Logistics Group, Inc.

Notes to the Consolidated Financial Statements
For the 3 and 9 months ended September 30, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)
The table below summarizes the percentage of the Group’s revenues during the three months and nine months ended September 30, 2006, and 2007, based on the country of origination of the shipments and analyzed by geographical locations:

	3 months ended September 30,		9 months ended September 30,
	2006	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	13	9	12	12
Asia and others	45	63	45	57
Australia	28	16	28	18
Europe	14	12	15	13

	100	100	100	100

(c)
The Group made no sales during the three months and nine months ended September 30, 2006 and 2007, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues).

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Wako Logistics Group, Inc. (“WLG,” the “Company,” “we”, “our” or the “Group”) is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, United States (“US”), United Kingdom(“UK”) and through a worldwide network of independent cargo agents.

WLG's business is conducted by its operating subsidiaries, which, as of September 30, 2007, included the following entities: Wako Express (HK) Co. Ltd.(“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve &Associates, Inc. (“MSA”), Sea Systems Ocean Line, Inc. (“Sea Systems”), Asean Cargo Services Pty Limited (“Asean”), Asean Logistics, Inc. (“ALI”), WLG (UK) Limited (“WLG (UK)”), and World Commerce Services, LLC, (“WCS”).

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill was a US based logistics business, which primarily served US based customers by providing services similar to those offered by the Group in Asia and elsewhere. At the acquisition date, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed between Hong Kong and the PRC in September 2003, companies incorporated in Hong Kong were permitted to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, WEHK, which qualified under the provisions of the CEPA, formed WE China, as a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's three most important commercial centers: Beijing; Shanghai and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in California in September 1999. ALI, based in Torrance, California, is a non-asset based freight forwarding company and provides traditional freight forwarding services to its customers, most of which ship products primarily between Asia and the United States. Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

On December 1, 2006, WLG acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (collectively, the "MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington State, provides freight forwarding and customs brokerage services to its customers. Sea Systems, incorporated in Washington State on February 26, 1991, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the United States. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to the acquisition, the MSA Group and WLG had not worked together.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for its common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import product by sea from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, the Group's parent company, Wako Logistics Group, Inc. carries on no other business activities.

Overview

WLG is an international, non-asset-based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services to its customers throughout the world. We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types as a means of providing both regional and international freight forwarding services to our customers. Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and other valued added services such as price ticketing and warehousing provided by us. We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight and performing customs clearance services in the many countries in which we operate and in which we maintain agency relationships. For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require access to sophisticated logistical networks in many countries.

Freight Forwarding and Related Services

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates that are lower than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we negotiate may be reduced due to the amount of freight volumes that we arrange to have shipped. As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, may benefit by increasing our revenues and operating profits.

A significant portion of the expenses for our freight business is variable and relate directly to the amount and volume of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Over time, we have gained the experience necessary to be able to project our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo from a number of customers. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all airfreight shipments. In general, this improves our profitability on these shipments.

A substantial portion of our direct freight costs are incurred pursuant to contracts for the advance purchase of cargo space from air carriers for which we guarantee we will make a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the guaranteed amount. In the normal course of business, we seek to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill. However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

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

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of the customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of the retailer's higher labor and storage costs may be “exported” to lower cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment often leads to a more efficient way for a customer to distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach and San Francisco, California and in Chicago, Illinois. In each location, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight forwarding operations. However, customs brokerage is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are generally less than those in our freight operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain freight forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our brokerage customers to pay the customs duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific job or customer. Because the return on an individual customs account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for customs services are based on the number of freight clearances for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Because this business tends to be stable and recurring, we are able to estimate with a degree of certainty what our personnel needs are for this segment of our business. Personnel costs are the largest expense for this segment of our business.

Global Agency Network

We work with approximately 525 independent cargo agents in overseas locations, many of which have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in some cities, so that we generally do not have to rely on a single agent in any one city.

All of our arrangements with other cargo agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute contracts on our behalf. The fees paid to and received from these agents are usually shared 50:50 and may include additional charges for specific services.

By working with independent cargo agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, we believe it is essential that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. However, it is also true that because we often have to split the revenue with these cargo agents, the profit we earn is less than what we may earn if our own offices handle both sides, import and export, of a shipping transaction. In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

 Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006.

Total revenue for the three months ended September 30, 2007, increased about 109%, compared with total revenue for the three months ended September 30, 2006, growing from approximately $26.28 million to $54.91 million. Of this increase, revenues on a like-to-like basis grew by $5.32 million, while the two companies acquired in the fourth quarter of 2006 and the acquisition in the third quarter of 2007 added $23.31 million in revenues.

In analyzing the revenue growth of $5.32 million for our existing business, approximately $1.63 million, or 31%, is from Asean in Australia. Our US operations, WLG (USA) and ALI, added revenues of approximately $1.70 million, or 32% of the total increase. The operations in Hong Kong contributed new revenues of approximately $0.58 million, or 11% of the increase. Revenues from our operations in China grew by $1.41 million, adding approximately 26% to the total increase. The UK acquisition, which we completed in September 2006, added revenues of $4.27 million, the MSA Group, which we acquired on December 1, 2006, reported revenues of $5.61 million and WCS, which become part of the Group effective July 31, 2007, added $13.43 million in revenues.

Gross profit rose from $4.01 million in the three months ended September 30, 2006, to $6.71 million for the same period in 2007, for an increase of $2.70 million, or 67%. Of this increase, our Hong Kong and China operations contributed $0.29 million and Asean added $0.38 million. The gross profit in our US operations, WLG (USA) and ALI, decreased by $4,000. WLG (UK) and MSA, the two acquisitions completed in 2006, increased our gross profit by $0.71 million and $0.21 million, respectively, and WCS, the acquisition that closed on July 31, 2007, added $1.11 million of gross profit to the Group.

The Group's overall gross margin decreased from 15.3% for the three months ended September 30, 2006, to 12.2% for the three months ended September 30, 2007. The decrease in gross margin is due to a number of factors. Two of these are increased sea freight rates and special fuel surcharges levied by shipping lines, not all of which we were able to pass on to our customers. In most cases, we were able to pass on the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin. In addition, in 2007, a decision was made to accept lower margin customers for sea-freight shipments from Asia to the US as a means of gaining market share in this important trade lane. Accepting this business negatively impacted the gross margins of MSA and WLG (USA).

During the three months ended September 30, 2007, the Group’s operating expenses increased to about $6.13 million, as compared to approximately $3.30 million for the same period in 2006, for an increase of $2.83 million, or 86%. Of this increase, salaries and related personnel costs increased nearly 77% from $2.22 million to $3.93 million. Other selling and administrative expenses doubled from $0.94 million to $1.88 million, which, together with the increase in personnel costs, resulted in a total increase in our operating expenses of almost $2.65 million. Amortization and depreciation expense increased from $0.14 million to $0.32 million, or 129%. Almost all of this increase is for amortization expense, which increased as a result of the intangible assets booked in connection with the two acquisitions in 2006 and the one in 2007. Of the total increase in operating costs of $2.83 million, approximately $0.96 million is attributable to WLG (UK) and MSA, the two acquisitions completed in 2006. Included in the operating expense of WLG (USA) for the three months ended September 30, 2007, is an addition of $190,000 to its allowance for bad debts. WCS, acquired on July 31, 2007, added $0.92 million of operating expenses for August and September 2007. The remaining increase of about $0.95 million represents a quarter-to-quarter increase of 29% and is attributable to our existing business. See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income for the three months ended September 30, 2007, is $201,000 and compares to net income of $403,000 for the same period in 2006. Our subsidiaries, WAE, WEHK, WE China and Asean reported a combined net profit of $707,000, representing an increase of $162,000, when compared to the net income of $545,000 from these entities for the same period in 2006. The improvement in their net incomes is mainly due to an increase in revenues and to a slower growth in overhead expenses. WLG (UK), and WCS posted net incomes of $31,000 and $131,000, for the three and two months ended September 30, 2007, respectively. In addition, WLG (USA) reported a net loss of $304,000 for the three months ended September 30, 2007, compared to a net income of $101,000 for the same period in 2006. WLG (USA)’s loss is attributable to several factors including an increase of about $190,000 in its provision for bad debts and a decrease in its gross margin percentage by about one-third. MSA reported a net loss of $66,800 for the third quarter of 2007. None of the operating results for MSA, WLG (UK) and WCS were included in the Group’s results of operations for the three months ended September 30, 2006.

Segment Information

Air freight operations: Revenue from air freight operations for the three months ended September 30, 2007, increased to approximately $9.46 million from about $7.50 million, or approximately 26%, when compared to the same period in 2006. WE China, WLG (USA) and Asean all reported a growth in their air-freight business, adding revenues of $0.73 million, $0.31 million and $0.04 million, respectively. In general, air freight revenues increased because of a growth in shipments from China to the US and Australia. Hong Kong’s air-freight operations reported a decrease in revenues of about $0.16 million. WLG (UK) and MSA added revenues of $0.48 million and $0.02 million, respectively, to the Group for the three months ended September 30, 2007. WCS, which we acquired in the third quarter of 2007, contributed revenues of $0.54 million for the months of August and September 2007.

Cost of sales for our air freight operations increased by 24% from about $6.47 million for the third quarter of 2006 to $8.05 million for the same period in 2007. In general, this increase in costs is due to higher volumes of air freight shipments for the third quarter of 2007, compared to 2006. The 24% increase in cost of sales for the three months ended September 30, 2007, is slightly less than the increase in air-freight revenues for the third quarter of 2007, which grew by 26%. Also, part of the increase in cost of sales is due to the acquired operations of WLG (UK), MSA and WCS, which added costs of $1.13 million.

The Group’s gross profit margin for this segment increased from 13.8% for the three months ended September 30, 2006, to 14.9% for the same period in 2007. In 2007, we paid lower shipping rates to co-loaders for air-freight shipments in certain markets, compared to the rates we paid during the same period in 2006. Most of the increase in our gross profit margin is attributable to improvements in the gross profit margins of WAE and Asean.

Total overhead attributable to our air freight operations increased by approximately $0.34 million, or 35%, from approximately $0.97 million for the three months ended September 30, 2006, to $1.31 million for the same period in 2007. Of this increase, approximately $0.10 million is attributable to the overhead costs of WLG (UK) and MSA, which were acquired in the last quarter of 2006. WCS, which joined the Group as of July 31, 2007, added $0.04 million of overhead expenses to our air freight operations. The overhead incurred by our other subsidiaries in this segment for the three months ended September 30, 2007, increased by approximately $0.20 million, compared to the same period in 2006.

Net segment income for our air freight operations for the three months ended September 30, 2007, is approximately $106,000, which compares to net income of $64,000 for the same period in 2006, for an increase of $42,000. This growth is mainly due to improvements in Hong Kong's air freight operations, which reported a net income of $25,000 for this period, compared to a net loss of approximately $95,000 for the three months ended September 30, 2006. The combined air freight operations of WE China, ALI and WLG (USA) reported a combined net loss of approximately $35,000, which represented a decrease of about $95,000 in net income, when compared to the same period in 2006. The remaining companies reported an increase in income for this segment of about $17,000 for this period in 2007.

Sea freight operations: Revenues from sea freight operations for the three months ended September 30, 2007, increased by about 167%, when compared to the same period in 2006, growing from approximately $11.94 million to $31.90 million. Much of this improvement is a result of the growth in our existing operations, which showed an increase in revenues of nearly 35% over last year. WLG (USA) and ALI, our US subsidiaries, contributed revenues of $1.39 million to the overall growth. Revenues from Asean’s sea freight business added $1.36 million in new revenues. In addition, our Hong Kong business accounted for $0.74 million of the increase in revenues, and WE China's operations contributed revenues of $0.67 million to the growth of our existing business. The two acquisitions completed in 2006 and the one added in 2007 accounted for the remaining increase in revenues of approximately $15.8 million. Of this increase, the MSA Group, WLG (UK) and WCS contributed revenues of $4.68 million, $1.60 million and $9.52 million, respectively.

Cost of sales for our sea freight operations increased 196% from $9.47 million for the three months ended September 30, 2006, to $28.04 million for the same period in 2007. This increase, which is greater than our increase in revenues for this period, is attributable to a corresponding increase in sea freight revenues, increased ocean rates, fuel surcharges and to the acquired operations of WLG (UK), MSA and WCS, which increased the Group’s cost of sales by $14.87 million.

The gross profit margin for this segment decreased from approximately 20.7% for the three months ended September 30, 2006, to 12.1% for the same period in 2007. The decrease is due to increasing freight rates and fuel surcharges charged by the shipping lines. Most of the increases in fuel surcharges, but not all of the increases in freight rates, were passed on to the customer. However, the effect of increased costs, which are often re-charged to customers at no mark-up, is to lower our gross margin. In addition, the gross profit margins attributable to MSA and WLG (USA), which recorded gross margins of (1.2%) and 8.5%, respectively, for the three months ended September 30, 2007, caused the overall gross margin of this segment to decline. The lower margins attributable to WLG (USA) and MSA are due, in part, to a decision to grow their import business from Asia to the US. Previously, WLG (USA) had focused more on its business for exports rather than on imports. In addition, WCS posted a gross profit margin of 7.5% for the months of August and September 2007, which also contributed to the decrease in the gross profit margin for our sea freight business.

Total segment overhead attributable to our sea freight business increased by about $1.49 million, or 75%, from approximately $1.98 million for the three months ended September 30, 2006, to $3.47 million for the same period in 2007. The increase is partially attributable to the acquisitions of WLG (UK), MSA and WCS, which together, added overhead expenses of $0.94 million during the three months ended September 30, 2007. The remaining increase of $0.55 million, or about 28%, in overhead expense is attributable to our existing subsidiaries and was incurred by them to cope with increases in their sea freight business, in which revenues grew by 35%, when compared to the same period last year.

Sea freight net segment income is approximately $391,000 for the three months ended September 30, 2007, compared to net income of $497,000 for the same period in 2006. WEHK and Asean’s net income for the three months ended September 30, 2007, improved by an aggregate of about $85,000 compared to the same period last year. In addition, WLG (UK) and WCS reported net incomes of $42,000 and $118,000 for the three and two months ended September 30, 2007, respectively. These increases were offset by reductions in the net incomes of WE China and WLG (USA). For the three months ended September 30, 2007, WE China reported a net income of $45,000, compared to $64,000 for the same period in 2006. WLG (USA) posted a loss of $239,000 in this segment for the third quarter of 2007, against a net profit of $80,000 reported for the same period in 2006. ALI reported a $12,000 improvement in its net income due to its administrative operations being combined with those of WLG (USA). In addition, MSA reported a net loss of $25,000 for this period. MSA, WLG (UK) and WCS were not part of the Group for the three months ended September 30, 2006. For the three months ended September 30, 2007, their combined net income for this segment totaled about $135,000.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the three months ended September 30, 2007, revenue from customs brokerage services totaled approximately $13.55 million, compared with $6.84 million for the same period in 2006, for an increase of about $6.71 million. The increase is mostly attributable to revenues of $2.19 million, $0.91 million and $3.37 million, respectively, from WLG (UK), MSA and WCS. None of the customs revenues from these three companies were included the Group’s results for the three months ended September 30, 2006. Asean's customs revenues grew by about $0.24 million in the third quarter of 2007, when compared to the same period in 2006, for an increase of about 4%. Direct and administrative costs for this business segment totaled about $13.42 million, producing a net income of $135,000 for the three months ended September 30, 2007. This compares to a net income of $56,000 for the third quarter of 2006, which only included Asean's customs brokerage business. WLG (UK) contributed net income of $20,000, which offset a net loss of $3,000 reported by MSA. WCS, which we acquired in July 2007, contributed net income of $58,000 for the months of August and September 2007.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $1.71 million, from $2.22 million for the three months ended September 30, 2006, to $3.93 million for the same period in 2007, or 77%. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, increases in operational staff and management personnel during the period, and the acquisitions of MSA and WLG (UK) in the last quarter of 2006 and WCS in the third quarter of 2007. Taken together, WLG (UK), MSA and WCS increased our employee count by 91 and added personnel costs of $1.19 million in the third quarter of 2007. The remaining growth in salaries of $0.52 million is attributable to salary increases in our existing operations, compensation expense for stock options and to an increase in headcount of 8 personnel. As of September 30, 2007, the Group's employee headcount was 322, compared to 223 employees at September 30, 2006.

Rent

Rent expense for our facilities increased by 189% from $145,000 for the three months ended September 30, 2006, to $419,000 for the same period in 2007, for an overall increase of $274,000. Asean added rent expense of $110,000, mainly attributable to an increase in its office rent and to the rental of a new warehouse facility in Melbourne, Australia. In addition, WLG (UK) and MSA, the two acquisitions completed in the fourth quarter of 2006, added rent expense to the Group of $94,000 and $13,000, respectively. WCS’s rent expense for its four offices accounts for $51,000 of the increase in rent. WCS was not part of the Group in 2006.

Other selling and administrative expenses

Other SG&A expense for the three months ended September 30, 2007, totaled about $1.46 million compared to $0.77 million for the same period in 2006, for an increase of $0.69 million. Just over one-half of the increase is attributable to the acquisitions of WLG (UK), MSA and WCS, which added other SG&A costs to the Group of $128,000, $47,000 and $193,000, respectively, for the three months ended September 30, 2007. In addition, WLG (USA) recorded a provision for bad debts of approximately $190,000 during the period. The remaining increase of approximately $132,000 is to cope with the growth in our existing business.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased from $58,000 for the three months ended September 30, 2006, to $109,000 for the same period in 2007. This increase of $51,000 is partially due to the aggregate depreciation expense of $31,000 for WLG (UK), MSA and WCS. The remaining increase of $20,000 is attributable to the depreciation expense for additions of office furniture, computer equipment and leasehold improvements.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $164,000 were assigned to ALI's customer list, which, due to an impairment write-down in 2006, will be fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of the MSA Group, which are being amortized over a 10-year life. WCS’s customer list was valued at $2.84 million and is being amortized over nine years. During the three months ended September 30, 2007, amortization expense totaled $215,166. This sum is attributable to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the amounts of $25,614, $48,832, $7,796, $41,663, $38,753 and $52,508, respectively. Amortization expense in 2006 was $82,653 and related to WLG (USA), Asean and ALI in the amounts of $25,614, $48,832 and $8,207, respectively. The MSA Group and the UK business of WLG (UK) were acquired in the fourth quarter of 2006, and no amortization expense was recorded for the customer lists of these companies until the end of 2006. WCS was not part of the Group until July 31, 2007 and, as such, no amortization expense for WCS’s customer list was recorded in 2006.

Interest Expense

Interest expense increased from $91,000 for the three months ended September 30, 2006, to $199,000 for the same period in 2007. WLG (USA) added interest expense of approximately $23,000 in the third quarter of 2007, which results from borrowing more under its line of credit and from a five-year, $1.0 million term loan incurred to acquire the MSA Group. WCS, the acquisition completed on July 31, 2007, recorded interest expense of $59,000 for the trade facilities granted by its bank. The Group also incurred additional interest expense of $30,000 for two director loans each of $0.75 million. The directors’ loans carry an interest at 12% per annum.

Provision for Income Taxes

The provision for income taxes decreased from $225,000 for the three months ended September 30, 2006, to $217,000 for the same period in 2007. Income tax of $217,000 was provided on the combined net income of $924,275 attributable to our operations in Hong Kong, China and Australia, for an effective tax rate of 23%. The US operations of ALI, WLG (USA) and WCS are included in a US consolidated income tax return with the Group's parent company, and, together, these companies reported a consolidated loss of $463,000. As such, no provision for US federal or state income taxes is required for these companies for the three months ended September 30, 2007, and no income tax benefit was taken for their losses. After consideration of all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $418,000 is approximately 52% for the three months ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2007, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006.

Total revenue for the nine months ended September 30, 2007, increased by about $49.20 million, or 74%, compared with total revenue for the nine months ended September 30, 2006, growing from approximately $66.90 million to $116.10 million. Of this increase, revenues from our existing business grew by $14.05 million, for an increase of 21%. The two companies acquired in the fourth quarter of 2006 added $21.72 million, and WCS, which we acquired in the third quarter of 2007, added revenues of $13.43 million.

From our existing operations, Asean contributed revenues of approximately $4.64 million, or about 33% of the increase in our 2007 revenues. Our Hong Kong operations added about $2.24 million in new revenues, or 16% of the increase. Revenues from our operations in China grew by $2.63 million over the same period last year, adding approximately 19% to the total increase. The US operations of WLG (USA) and ALI added revenues of approximately $4.54 million, or 32% of the overall increase. Our two acquisitions in 2006 generated revenues of $21.72 million for the first nine months of 2007. The UK acquisition, which was completed in September 2006, added revenues of $10.63 million, and the MSA Group, which we acquired on December 1, 2006, contributed revenues of $11.09 million. WCS, the acquisition we completed on July 31, 2007, reported revenues of $13.43 million for the months of August and September 2007.

Gross profit rose from $10.59 million for the nine months ended September 30, 2006, to $16.49 million for the same period in 2007, for an increase of $5.90 million, or 56%. Of this increase, our Hong Kong and China operations contributed $0.85 million. Our existing US operations, WLG (USA) and ALI, added $0.30 million and Asean added $1.01 million. WLG (UK) and MSA, the acquisitions completed in 2006, added $1.98 million and $0.65 million in gross profit, respectively. The remaining increase in gross profit of $1.11 million is from WCS, and is attributable to the two months ended September 30, 2007.

The Group's overall gross margin decreased from 15.8% for the nine months ended September 30, 2006, to 14.2% for the same period in 2007. This reduction in gross margin is due, in part, to higher sea freight rates and fuel surcharges levied by the various shipping lines. In most cases, we were able to pass on the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin. We were not able to pass on all of the rate increases to our customers, and, to the extent that the higher rates could not be billed, this caused our gross margin to decline in the first nine months of 2007, compared to the same period last year. In addition, in 2007, a strategic decision was made by MSA and WLG (USA) to accept lower margin customers for sea-freight shipments from Asia to the US. This decision was taken as a means of gaining market share in this important trade lane. Accepting this business did negatively impact the gross margins of MSA and WLG (USA) because each company accepted new business at margins lower than they normally earn.

During the nine months ended September 30, 2007, total operating expenses increased to about $15.22 million, as compared to approximately $9.96 million for the same period in 2006, for an increase of $5.26 million, or 53%. Of the total increase in operating costs, approximately $3.73 million is attributable to WLG (UK) and MSA, which were acquired in the fourth quarter of 2006, and to WCS, which was acquired in July 2007. The remaining increase of about $1.53 million in operating expenses is attributable to our existing operations, and represents a 15% increase in these expenses over the same period last year. This compares to a sales increase of 21% reported by our existing businesses for the first nine months of 2007 over this same period in 2006. For the nine months ended September 30, 2007, salaries and related personnel costs increased nearly 57% from $6.30 million to $9.90 million. Other selling and administrative costs grew by approximately 40% from $3.23 million to $4.51 million, which, when combined with the increase in personnel costs, results in a total increase of almost $4.89 million. Amortization and depreciation expense increased from $0.43 million to $0.81 million, or 88%. Almost all of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the two acquisitions in 2006 and one in 2007. See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income for the nine months ended September 30, 2007, is $561,000, compared to a net income of $151,000 for the same period in 2006. WAE, WEHK, and Asean reported a combined net income of $1,491,000, representing an increase of $905,000, compared with net income of $586,000 for these entities for the same period in 2006. The improvement in their net incomes is mainly due to an increase in revenues matched by a slower growth in their overhead expenses. WLG (USA), ALI, MSA and WLG (UK) incurred losses of $137,000, $35,000, $140,000 and $18,000, respectively, for the nine months ended September 30, 2007. These losses were offset by the growth in net income from our other operating subsidiaries. In addition, WCS, the acquisition we completed on July 31, 2007, reported a net income of $131,000 for the months of August and September 2007.

Segment Information

Air freight operations: Revenue from our air freight operations for the nine months ended September 30, 2007, increased to about $24.21 million from approximately $20.83 million, or about 16%, when compared to the same period in 2006. Asean, WLG (USA) and WE China each reported increases in their air freight revenue, contributing $0.38 million, $0.06 million and $1.13 million, respectively, to the overall growth in revenues. Hong Kong’s air freight operations reported a decrease in air freight revenues of $0.14 million. For the first nine months of 2007, MSA and WLG (UK) added revenues to the Group of $0.06 million and $1.35 million, respectively. WCS reported revenues of $0.54 million for the two months ended September 30, 2007.

Cost of sales for our air freight operations increased by approximately 14%, from about $17.69 million for the nine months ended September 30, 2006, to $20.13 million for the same period in 2007. This increase is due to higher volumes of freight shipments arranged by us. The 14% increase in cost of sales is less than the 16% increase in revenues reported for this segment for the nine months ended September 30, 2007. In addition, part of the increase is due to the aggregate cost of sales of $1.98 million for the operations of WLG (UK) and MSA, which we acquired in the last quarter of 2006 and to WCS, which became a part of the Group on July 31, 2007.

The Group’s gross profit margin for its air-freight business increased from 15.1% for the nine months ended September 30, 2006, to 16.8% for the same period in 2007. In general, the rates we paid to co-loaders for shipments in the first nine months of 2007 were lower than the rates we paid for shipments in 2006, and this helped to improve our margins. This increase in our gross profit margin is primarily attributable to increases in the gross profit margins of WLG (UK) and WAE, which reported gross margins of 18.1% and 13.0%, respectively for the nine months ended September 30, 2007. WAE’s gross profit margin increased from 8.1% for the nine months ended September 30, 2006, to 13.0% for the same period in 2007.

Segment overhead for our air freight operations increased by approximately $0.63 million, or 22%, from about $2.97 million for the nine months ended September 30, 2006, to $3.60 million, for the same period in 2007. Of this increase, approximately $0.30 million is attributable to the overhead expenses of WLG (UK) and MSA, which were added to the Group near the end of 2006, and to $0.04 million of overhead expenses from WCS, which become part of the Group starting from July 31, 2007. Segment overhead incurred by our other subsidiaries for the nine months ended September 30, 2007, increased by approximately $0.29 million, compared to the same period in 2006, for an increase of about 9.7%.

Net segment income for our air freight operations is approximately $483,000 for the nine months ended September 30, 2007, compared to net income of $173,000 for the same period in 2006, for an increase of $310,000. Most of this growth is attributable to Hong Kong's air freight operations, which reported net income of approximately $265,000 for the first nine months of 2007, compared with a net loss of approximately $119,000 for the same period in 2006, for an overall increase of $384,000. This increase is due to an improvement in gross margin due to obtaining lower shipping rates from air carriers. In addition, Asean reported an increase of approximately $56,000 in net income for the nine months ended Sept 30, 2007. The increases in net income posted by Hong Kong and Asean offset decreases in income reported by WE China and WLG (USA) of about $76,000 and $55,000, respectively. WCS, which we acquired in July 2007, reported a net income of $7,000 for the two months ended September 30, 2007.

Sea freight operations: Revenues from our sea freight operations for the nine months ended September 30, 2007, rose by about 121%, when compared to the same period in 2006, growing from approximately $28.05 million to $62.09 million, for an increase of $34.04 million. Much of this improvement is a result of the growth in our existing operations, which generated an increase in revenues of nearly 41% over the same period last year. Our Hong Kong operations accounted for $2.38 million of the increase, and revenues generated by WE China accounted for $1.50 million of the growth in this segment. WLG (USA) and ALI, our US subsidiaries, added revenues accounting for $4.48 million of the growth. In addition, Asean's sea freight business contributed new revenues of $3.22 million to this segment. The two acquisitions completed in 2006 accounted for about $12.94 million in revenues. Of this increase, the MSA Group contributed revenues of $9.09 million, and WLG (UK) added revenues of about $3.85 million. WCS, acquired in the third quarter of 2007, contributed revenues of approximately $9.52 million for the two months ended September 30, 2007.

Cost of sales for our sea freight operations increased 141% from $21.79 million for the nine months ended September 30, 2006, to $52.43 million for the same period in 2007. This increase is mainly attributable to a corresponding increase in sea freight revenues, but also to higher shippings rates, fuel surcharges and to the acquired businesses of WLG (UK), MSA and WCS, which increased the Group’s cost of sales by $20.65 million for the nine months ended September 30, 2007.

The Group’s gross profit margin decreased from approximately 22.3% for the nine months ended September 30, 2006, to 15.6% for the same period in 2007. The decrease is due to increasing freight rates and fuel surcharges levied by the shipping lines. We were able to pass on most of the fuel surcharges, but not all of the increases in freight rates, to our customers. Even in cases where we did bill our customers for the fuel surcharges, we still suffered a decline in our gross margins because the fuel surcharges are not marked up to yield any gross margin. A reduction in the gross profit margins attributable to MSA and WLG (USA), which recorded gross margins of 3.6% and 12.3%, respectively, for the nine months ended September 30, 2007, caused a decline in our overall gross profit margin. The lower gross profit margins attributable to WLG (USA) and MSA are due to a decision to grow their import business from Asia to the US as a means of gaining market share. Previously WLG (USA) had focused more on its business from exports rather than on imports. In addition, WCS, acquired in the third quarter of 2007, posted a gross profit margin of only 7.5% for August and September of 2007, and this served to reduce the Group’s overall gross margin.

Total segment overhead attributable to our sea freight business increased by $3.01 million, or 54%, from approximately $5.61 million for the nine months ended September 30, 2006, to $8.62 million for the same period in 2007. In part, this increase is attributable to the acquisitions of WLG (UK), MSA, which together, added overhead expenses of $1.39 million to the Group for the nine months ended September 30, 2007, and to WCS which reported overhead expenses of $0.60 million, following its acquisition on July 31, 2007. The remaining increase of $1.02 million in overhead expenses, which is an increase of about 18% compared to last year, is attributable to our other operating subsidiaries and was incurred by them to cope with increases in their business.

Net segment income for our sea freight operations is approximately $1,044,000 for the nine months ended September 30, 2007, which compares to net income of $648,000 for the same period in 2006. The improvement in net income is mainly attributable to increases in the net incomes of WEHK and Asean which reported increases of $254,000 and $141,000, respectively. A further improvement of about $138,000 in this segment was realized in the first nine months of 2007 compared to the same period in 2006 resulting from WLG (USA) taking over most of ALI’s administrative operations at the end of 2006. Against theses improvements, WE China's net income declined by $73,000, which is attributable to higher carrier costs, the inability to pass all of these costs on to our customers and to currency exchange losses caused by a strengthening of the Chinese Yuan against the US dollar. In addition, WLG (USA) reported a net loss of $105,000 for this period, as compared to a net income of $125,000 for the nine months ended September 30, 2007, mainly attributable to lower gross profit margins on imports and to an increase of about $190,000 in its provision for bad debts. WLG (UK) and MSA, which were not part of the Group during the first nine months of 2006, reported a net income of $60,000 and a net loss of $12,000, respectively. WCS, acquired in the third quarter of 2007, reported a net income of $118,000 for the two months ended September 30, 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS's operations each include a division that provides customs brokerage services. For the nine months ended September 30, 2007, revenue from customs brokerage services totaled approximately $29.80 million, compared with $18.02 million for the same period in 2006, for an increase of about $11.78 million. Most of this increase is attributable to revenues of $5.42 million and $1.94 million, respectively, from WLG (UK) and MSA, and to WCS’s customs revenues of $3.37 million for August and September 2007. Asean's customs revenues increased by about $1.05 million in the first nine months of 2007, compared to the same period in 2006, or about 6%. Direct and administrative costs for this segment totaled about $29.63 million, producing net income of $170,000 for the nine months ended September 30, 2007, compared to a net income of $1,000 for the same period in 2006. The results for 2006 included only Asean's customs brokerage business. For the nine months ended September 30, 2007, WLG (UK) reported a net income of $30,000, and MSA reported a net loss of $11,000. WCS reported net income of $58,000 for the two months of August and September 2007.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $3.61 million, or 57%, from $6.30 million for the nine months ended September 30, 2006, to $9.91 million for the same period in 2007. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, additions of operational staff and management personnel during the period, the acquisitions of WLG (UK) and MSA in the last quarter of 2006, and to WCS, which we acquired in the third quarter of 2007. Taken together, the three acquisitions increased our employee count by 91 and added personnel costs of $2.31 million for the first nine months of 2007. The remaining increase of $1.30 million in salaries is attributable to salary increases in our existing operations, compensation expense for stock options and to an increase in headcount of 8 personnel. As of September 30, 2007, the Group's employee headcount was 322, compared to 223 employees at September 30, 2006.

Rent

Rent expense for our facilities increased by 102% from $516,000 for the nine months ended September 30, 2006, to $1,040,000 for the same period in 2007, for an overall increase of $524,000. The operations of WLG (UK), MSA and WCS added rent expense to the Group of $292,000, $37,000 and $51,000, respectively. These companies were not part of the Group in the first nine months of 2007. In addition, Asean added rent expense of $164,000, mainly attributable to an increase in its office rent and to the rental in May 2007 of a new warehouse facility in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense for the nine months ended September 30, 2007, totaled about $3.47 million compared to $2.72 million for the same period in 2006, for an increase of about $0.75 million. The increase is primarily attributable to the acquisitions of WLG (UK), MSA and WCS, which added other SG&A expenses of $386,000, $104,000 and $193,000 to the Group. ALI and WLG (USA) merged their administrative operations at the end of 2006, which resulted in a savings of $121,000 in Other SG&A expenses for the first nine months of 2007, compared to the same period in 2006. During the first nine months of 2007, WLG (USA) increased its allowance for bad debts by about $190,000. Overall, the Other SG&A costs of ALI and WLG (USA) have increased by $136,000 when compared to same period last year. As a result of cost control measures and the reduction of consulting fees, there has been an overall decrease of $69,000 in the Other SG&A expenses of the remaining subsidiaries.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $270,000 for the nine months ended September 30, 2007, from $177,000 for the same period in 2006. This increase of $93,000 is partially due to the aggregate depreciation expense of $54,000 for WLG (UK), MSA and WCS. The remaining increase of $39,000 is attributable to the depreciation expense for additions of office and computer equipment and leasehold improvements.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $512,000, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $164,000 were assigned to ALI's customer list, which, due to an impairment write-down in 2006, will be fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $833,268 and is being amortized over five years. A cost of $1.55 million was assigned to the customer lists of the MSA Group, which are being amortized over a 10-year life. WCS’s customer list was valued at $2.84 million and is being amortized over nine years. During the nine months ended September 30, 2007, amortization expense totaled $540,484. This sum is attributable to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the amounts of $76,842, $146,496, $23,389, $124,990, $116,259 and $52,508, respectively. Amortization expense in 2006 was $247,958 and related to WLG (USA), Asean and ALI in the amounts of $76,842, $146,495 and $24,621, respectively. The MSA Group and the UK business of WLG (UK) were acquired in the fourth quarter of 2006, and no amortization expense was recorded for the customer lists of these two companies until the end of 2006. WCS was not part of the Group until July 31, 2007 and, as such, there was no amortization expense recognized in 2006 for WCS’s customer list.

Interest Expense

Interest expense increased from $273,000 for the nine months ended September 30, 2006, to $404,000 for the same period in 2007. This increase is partly attributable to additional interest expense of approximately $69,000 for WLG (USA), which results from an increase in borrowings under its revolving line of credit and from a five-year, $1.0 million term loan incurred to acquire the MSA Group. WCS, which we acquired on July 31, 2007, recorded interest expense of $59,000 for borrowings under its bank facilities. In addition, the Group incurred additional interest expense of $30,000 for two director loans each of $0.75 million, and which carry an interest rate of 12% per annum. Asean’s interest expense decreased by $20,000, mainly as a result of a reduction in the rate of interest charged for its receivables loan facility.

Provision for Income Taxes

The provision for income taxes increased from $313,000 for the nine months ended September 30, 2006, to $427,000 for the same period in 2007, mainly attributable to income reported by our operations in Hong Kong and Australia. Income tax of $405,000 was provided on the combined net income of $1,982,000 attributable to our Hong Kong and Australian operations. The income tax provision represents an effective tax rate of 20% and includes the use of an operating loss carry forward in Hong Kong. The US operations of ALI, WLG (USA) and WCS are included in a US consolidated income tax return with the Group's parent company, and, together, these companies reported a consolidated loss of $754,000. As such, no provision for US federal or state income taxes is required for these companies for the nine months ended September 30, 2007, but does include an income tax benefit of $22,000 taken for their losses. After consideration of all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $988,000 is approximately 43% for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, our operations provided net cash of approximately $1.69 million, compared with cash of $0.23 million used by our operations for the same period in 2006. In 2007, cash was provided by the following sources: decrease in deposits and prepayments of $109,000; increase in trade payables of $853,000; increase in accrued charges of $699,000; amortization and depreciation expense of $810,000; provision for bad debts of $229,000; net income of $561,000; increase in taxes payable of $132,000 and other non-cash items of $40,000. Major components that used cash for operations in 2007 included: increase in trade receivables of $1.62 million; increase in due/from related parties of $18,000 and the repayment of $112,000 to a director.

Net cash used by financing activities totaled about $1.62 million for the nine months ended September 30, 2007, compared to net cash of about $8,000 provided by financing activities during the first nine months of 2006. Cash provided by financing activities in 2006 included an increase in bank overdraft facilities of $338,000 and an advance from a director of $259,000. Cash used by financing activities in 2006 consisted primarily of the repayment of bank debt of $356,000, a repayment of capital lease obligations of $75,000, the payment of dividends on preferred stock of $68,000 and an increase in restricted cash of $90,000. Cash provided by financing activities for the nine months ended September 30, 2007, included an increase in bank overdraft facilities of $305,000, loans totaling $1.5 million from directors and a decrease of $8,000 in restricted cash and pledged deposits for bank guarantees to support our airfreight business. Cash used by financing activities in 2007 consists of the net repayment of bank debts of $28,000 and the repayment of capital lease obligations totaling $101,000. In addition, for the nine months ended September 30, 2007, we paid dividends of $68,000 on our preferred stock.

Effective July 31, 2007, the Group acquired all of the membership interests of WCS in consideration for cash of $2.6 million and the issuance of 4,710,014 shares of its common stock. In addition to the consideration paid at closing, the Group is obligated to issue an additional 1,962,506 shares of its common stock in increments to the sellers of WCS in the event that WCS achieves certain levels of profit during the 24 months period following the closing date of the transaction. Further, the sellers of WCS shall also be entitled to receive up to 500,000 shares of WLG’s common stock if any of WLG’s Series A convertible redeemable preferred stock, which was outstanding as of July 31, 2007, is converted to WLG common stock. In July 2007, two directors loaned $1.5 million to the Group, which the Group used, in part, to complete the purchase of WCS. Each director loan is for $0.75 million and carries an interest rate of 12% per annum.

As of September 30, 2007, certain banks in Hong Kong had issued bank guarantees of $590,000 on behalf of WAE to several airlines. By providing these guarantees to the airlines, the airlines, in turn, grant credit terms to WAE. In general, payment for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by cash of approximately $604,000 deposited in restricted bank accounts. We have also given a bank guarantee of about $122,000 in favor of the owner of the office premises occupied by Asean in Australia. In addition, a UK bank has provided a bank guarantee of $409,000 for the benefit of WLG UK to the Customs and Excise Department in the UK. In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG UK.

In October 2004, WEHK and WAE (the “Hong Kong Subsidiaries”) obtained a bank loan of $449,000, which they used to pay income taxes and for general working capital needs. This loan was repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the loan was repaid in full by October 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $129,000, and used the loan proceeds to pay income taxes and for general working capital purposes. This loan was repaid by November, 2006. During 2006, the Hong Kong Subsidiaries borrowed approximately $114,000 to pay income taxes and for use as working capital. At September 30, 2007, the principal amount of this loan was approximately $10,000 and carried an interest rate of 7.0%, which is indexed to the bank's prime rate.

As of September 30, 2007, WLG (USA) owed $715,000 under a $1.0 million revolving line of credit and $849,997 on a five-year, $1.0 million term loan pursuant to loan facilities granted to it by a bank in the last quarter of 2006. The revolving line of credit, which expired in October 2007, was renewed in November 2007. The term loan matures in November 2011. In addition, during the third quarter of 2007, WLG (USA) was granted an additional term loan of $250,000 from the same bank, which will expire in November 2007. All loans carry interest at LIBOR plus 2.75%, which at September 30, 2007, was 8.4%. The $1.0 million term loan requires monthly principal payments of $16,667, plus accrued interest. Principal payments of $200,000 are due in 2007 and in each of the following four years until maturity at November 31, 2011. Total borrowings under the revolving line of credit and the term loan are limited to 75% of the eligible trade receivables, as defined in the loan agreement, of WLG (USA) and the MSA Group. All borrowings under these loan facilities are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and the MSA Group and a guarantee provided by the Group's parent company. The loan agreement calls for the maintenance of certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which is to be applied on a rolling basis at the end of each calendar quarter. In addition, WLG (USA) may not pay dividends without approval from its bank. As of September 30, 2007, WLG (USA) was not in compliance with the financial covenants set out in its loan agreement. With respect to the financial covenant violations, the bank has agreed to reset the financial covenants and renewed the facility in November 2007.

Asean has a receivables loan facility in the face amount of approximately $3.55 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $599,000. At September 30, 2007, Asean's bank debt under its receivables and overdraft facilities was $2.50 million and $599,000, respectively, with interest rates of approximately 10.30% for the receivables line and 9.40% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are also guaranteed by the Group’s parent company.

WCS has a receivables loan facility from a bank in the face amount of $7.00 million. This facility, which is secured in part, by all of WCS’s trade receivables, allows borrowings equal to 85% of eligible receivables, as defined in the loan agreement. As of September 30, 2007, WCS owed approximately $3.77 million under this facility. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. The facilities will expire on May 31, 2008.

We continue to execute our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed three acquisitions of freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. As set forth in our Form 8K filed on August 3, 2007, we announced the acquisition of WCS, a freight forwarding and customs brokerage company, which we closed on July 31, 2007. We expect to make additional strategic acquisitions as a means to expand our ability to provide a full range of logistics services on a global scale. To the extent that we are unable to use our common stock in the acquisition of other companies, we will likely need to raise additional capital if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets, and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of September 30, 2007, are set forth in the table below, which includes all equipment lease and office and warehouse rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $284,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5years
Facilities rental and equipment lease obligations	$3,321	$1,339	$1,860	$122	$—
Cargo space commitments	$2,070	$2,070	—	—	—
Total contractual cash obligations	$5,391	$3,409	$1,860	$122	$—

During the nine months ended September 30, 2007 and 2006, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

FOREIGN EXCHANGE RISK

We conduct business in many different countries and in many currencies. As such, we routinely issue invoices for our services in a currency different from the currency used to pay expenses related to the services. Billing in one currency and incurring expenses in a different currency results in a foreign exchange rate risk to us. In these cases, the market risk associated with doing business in foreign currencies may be quantified by a foreign exchange rate sensitivity analysis that estimates the impact of a hypothetical change in the value of our functional currency, the US Dollar (“USD”), relative to the other currencies in which we transact business. Our subsidiaries transact some of their business in the following foreign currencies: Hong Kong Dollars (“HKD”); British Pounds (“GBP”); Australian Dollars (“AUD”); and the Chinese Yuan (“CNY”). Two of our major subsidiaries use the HKD as their functional currency. The HKD has long been pegged to the USD at a rate of HKD 7.80 to USD 1.00. Because of the peg, there has been, and is no material change in the foreign exchange risk for transactions denominated in HKD's. All of the other currencies in which we transact business float freely against the USD, with the possible exception of the CNY. The value of the CNY is believed to be managed and controlled to some extent by the Chinese government.

Assuming that the HKD peg to the USD was terminated and taking all other currencies in which we conduct business into consideration, an average, hypothetical 10% weakening of the USD against all other currencies for the nine months ended September 30, 2007, would have had the effect of decreasing our net income by approximately $436,000. An average, hypothetical 10% strengthening of the USD for the same period would have had the effect of increasing our net income by approximately$392,000. As of September 30, 2007, no techniques, such as derivative financial instruments or hedging transactions, were used as a means to limit our exposure to foreign currency exchange rate risks.

We also incur funded debt that is denominated in foreign currencies, which, historically, has been in AUD and HKD. For Hong Kong funded debt, which is not material in amount, as long as the HKD remains linked to the USD, we will not incur any foreign exchange rate risk for this debt. We do incur foreign exchange rate risk for debt denominated in AUD. If there was an average, hypothetical 10% weakening of the USD against the AUD, our financial position as of September 30, 2007, would have decreased by $304,000. If there was an average, hypothetical 10% strengthening of the USD against the AUD, our financial position as of September 30, 2007, would have been improved by $249,000. To date, we have not utilized any type of derivative financial instruments to protect against our exposure to foreign currency exchange rate risks for funded debt.

INTEREST RATE RISK

As of September 30, 2007, the Company had cash and cash equivalents and restricted cash of $2.51 million and bank debt of approximately $9.02 million, all subject to variable interest rates tied to indexes such as Libor or to a bank's prime lending rate. An average, hypothetical change in interest rates of 10% would have had an insignificant impact on our earnings for the nine months ended September 30, 2007. We do not use derivative financial instruments of any type to hedge against changes in interest rates.

Item 4 Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our Company's Chief Executive Officer and Chief Financial Officer designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation and, subject to the deficiencies described below, they have concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Report on Form 10-Q, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Notwithstanding the deficiencies described below, our management has concluded that the consolidated financial statements included in this Report on Form 10-Q fairly state, in all material respects, our financial condition, results of operations and cash flows for the periods presented inconformity with generally accepted accounting principles.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

The Company is working to address the deficiencies identified by BKB and will implement and test the necessary controls and procedures to remediate the deficiencies in the internal control of WLG (USA) Group. As part of this work, we intend to evaluate the internal control of WLG (USA) Group using the guidance provided by COSO in “Internal Control over Financial Reporting - Guidance for Smaller Public Companies” and “Enterprise Risk Management – Integrated Framework.” The forgoing notwithstanding, there was no change in the Company's internal control identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this Report on Form 10-Q and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1: Legal Proceedings:

As described in our Current Report on Form 8-K filed on August 3, 2007, the Group acquired all of the membership interests of WCS on July 31, 2007. WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York (the “New York Proceedings”) and the United States District Court, Central District of California (the “California Proceedings”) relating to claims arising out of the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train.

The New York Proceedings consist of the following actions: Indemnity Insurance Company of North America v. K-Line America, Inc. et al, Case Number 06 Civ. 0615, filed on January 25, 2006 (consolidated with Royal & Sun Alliance Insurance PLC v. K-Line America, Inc. et al, Case Number 06 Civ. 2557; Mitsui Sumitomo Insurance Co. Ltd et al v. “K” Line America, Inc. et al, Case Number 06 Civ. 2956; Philips PC Peripherals v. M/V Chang Jiang Bridge et al, Case Number 06 Civ. 2962; Federal Insurance Company v. “K” Line America, Inc. et al, Case Number 06 Civ. 3038, ACK Controls, Inc. v. “K” Line America, Inc. et al, Case Number 06 Civ. 3040; Navigators Management Company as Subrogee of American Shipping v. Union Pacific Railroad and “K” Line America, Inc., Case Number 06 Civ. 3042; and Tokio Marine & Nichido Fire Insurance Co. Ltd. et al v. Kawasaki Kisen Kaisha, Ltd. d/b/a “K” Line and Union Pacific Railroad Company, Case Number 06 Civ. 5159) and Snap-On Logistics Company v. Kawasaki Kisen Kaisha, Ltd. d/b/a “K” Line and Union Pacific Railroad Company, Case Number 06 Civ. 3073, filed on April 21, 2006.

The California Proceedings consist of the following actions: Regal Beloit Corporation v. Kawasaki Kisen, Case Number CV06-3016 DSF (FMOx) filed on May 17, 2006; Victory Fireworks, Inc. v. Kawasaki Kisen Kaisha, Ltd., et al, Case Number CV 06-3017 AHM (MANx), filed on May 17, 2006; Royal & Sun Alliance, Etc. v. Kawasaki Kisen, et al, Case Number CV06-3019-SVW (CTx), filed on June 1, 2006; and PICC Property & Casualty Company Limited Shanghai Branch v. Kawasaki Kisen Kaisha, Ltd., et al, Case Number CV 06-3018 R (RZx), filed on June 2, 2006.

Plaintiffs in the foregoing proceedings are seeking an aggregate of approximately $6.8 million in compensatory damages and unspecified damages for delays, lost profits and lost revenues.

According to the complaints filed in the foregoing actions, the plaintiffs are seeking compensation for damages relating to the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train. The foregoing complaints generally allege that a steel products mold, which was being shipped from China to Chicago, Illinois, in a 20 foot container, fell through the floor of the container while it was being transported in a rail car on a Union Pacific train, allegedly causing the derailment of the three rail cars. We and WCS have been advised by WCS’ legal counsel that WCS has been named as a third party defendant for technical reasons, as it had been hired by one of its customers to arrange the shipment of the steel products mold from China to Chicago and that the shipment was on WCS’s “House Bill”.

We and WCS intend to vigorously defend each of the foregoing actions. In addition, we and WCS have been advised by WCS’s legal counsel that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. However, we cannot provide any assurance as to the outcomes of these actions individually or in the aggregate.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form10-KSB for the year ended December 31, 2006 and its Report on Form 10-Q for the three months ended September 30, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

On September 28, 2007, WLG issued 1.3 million shares of its restricted common stock to the prior holders of common stock (the “Sellers”) of Asean in accordance with the terms of an acquisition agreement dated October 18, 2005, pursuant to which WLG acquired Asean. A copy of the acquisition agreement was filed as an exhibit to WLG’s Current Report on Form 8-K filed on October 21, 2005. The 1.3 million shares of restricted common stock were issued to the Sellers of Asean as the final payment in respect of an earn-out provision for the purchase of Asean. See WLG’s Current Report on Form 8-K filed on November 14, 2005, for details of the acquisition of Asean. The restricted shares of the WLG common stock were issued to the Sellers without registration under the Securities Act of 1933 (the “Act”), in reliance upon the exemptions from registration provided under Section 4 (2) of the Act. The issuance did not involve any public offering; no general solicitation or general advertising was used in connection with such issuance; the Sellers represented that they were “accredited investors” within the meaning of Rule 501 of Regulation D of the Act and the shares of WLG Stock were issued with restrictive securities legends.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits.

Exhibits

2.1
Membership Interest Purchase Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., World Commerce Services, LLC, Remo Picchietti and Mary Picchietti (nonmaterial schedules and exhibits identified in the agreement have been omitted pursuant to Item 601 b. 2 of Regulation S-K. Wako Logistics Group, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)(1)

10.1	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti.(1)

10.2	Letter Agreement between Christopher Wood and Remo Picchietti. (1)

10.3	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank.(1)

10.4	Employment Agreement dated as of July 31, 2007, between Wako Logistics Group, Inc., World Commerce Services, LLC and Remo Picchietti.(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).(2)

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(2)

(1) Incoporated by reference to our Form 8-K filed on August 3, 2007.
(2) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

WAKO LOGISTICS GROUP, INC.

Date: November 14, 2007	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: November 14, 2007	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1
Membership Interest Purchase Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., World Commerce Services, LLC, Remo Picchietti and Mary Picchietti (nonmaterial schedules and exhibits identified in the agreement have been omitted pursuant to Item 601 b. 2 of Regulation S-K. Wako Logistics Group, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.)(1)

10.1	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (1)

10.2	Letter Agreement between Christopher Wood and Remo Picchietti. (1)

10.3	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank.(1)

10.4	Employment Agreement dated as of July 31, 2007, between Wako Logistics Group, Inc., World Commerce Services, LLC and Remo Picchietti.(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-4(a)).(2)

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).(2)

(1) Incoporated by reference to our Form 8-K filed on August 3, 2007.
(2) Filed herewith.