Form 10-K
period 2007-12-31
WLG INC
filed 2008-03-31
CIK 1283236

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number: 333-113564

WLG INC.
(Exact name of registrant as specified in its Charter)

Delaware	20-0262555
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

920 East Algonquin Road
Suite 120
Schaumburg, IL USA 60173
(Address of principal executive offices)(Zip code)

(224) 653-2800
(Registrant's Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Registrant's revenues for its most recent fiscal year: $176,365,916

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by the average bid and asked price as of June 30, 2007, at which the stock was sold, was $5,733,126 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 25, 2008, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

WLG INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2007

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This report on Form 10-K contains forward-looking statements concerning WLG Inc. (“WLG,” the “Company” or the “Group”) and its subsidiaries and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2007. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

General

WLG Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the Peoples Republic of China (“PRC” or “China”), Australia, United States (“US”), United Kingdom (“UK”) and through a worldwide network of independent cargo agents.

WLG's business is conducted by its operating subsidiaries, which, as of December 31, 2007, include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Sea Systems Ocean Line, Inc. (“Sea Systems”), Asean Cargo Services Pty Limited (“Asean”), Asean Logistics, Inc. (“ALI”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc. In January 2004, it changed its name to Wako Logistics Group, Inc., and, in December 2007, it changed its name to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of handling sea freight shipments, both export and import, for its customers between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes, and, more recently, on the trade lanes running from Asia to the US and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is dedicated to handling air freight shipments, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the US and Europe.

All of our Asian business operations have been conducted through our two Hong Kong based subsidiaries since January 18, 2004, (the date we acquired WEHK and WAE) and through WE China, following the commencement of business by it in February 2005.

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC (“Kay O'Neill”), an Illinois limited liability company. Kay O'Neill was a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere. At the acquisition date of this company, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and, at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are China's four of most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California. At the date of acquisition, ALI was based in Torrance, California. ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers, who ship products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s operations and administrative functions have been assumed by WLG (USA). Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD (“WLG Aust”), completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984 and based in Sydney, Australia, Asean also has an office in Melbourne and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asian-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for its common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import product by sea from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, WLG Inc.

Industry

The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution, warehousing and customs brokerage services.  Within the industry, there is a continuing trend for logistics companies to provide a wider range of non-freight forwarding services known as value added services (“VAS”). VAS include warehousing, scanning, pick and pack, inventory tracking, labeling and other related activities needed to determine inventory needs, as well as to hold, prepare and distribute product both to wholesalers and to the ultimate consumer. Moreover, with the continuing technical requirements of this industry, customers are requiring logistics companies to maintain sophisticated information systems to track shipments and provide timely shipment and delivery information to them. We believe that to be successful, companies in our industry must be able to provide their customers with integrated, global supply chain solutions. As supply chain management becomes more complicated, we think it likely that customers of this industry will increasingly seek full service solutions from a single or limited number of service providers that are familiar with the requirements, processes and procedures for serving customers that do business globally.

Business Overview

We are a global, non-asset based logistics/freight forwarder providing supply chain logistics services, including warehousing, freight forwarding, customs brokerage and VAS, such as scanning, pick and pack and inventory tracking. As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production and trading locations throughout the world. Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China. During the second six months of 2007, we completed the acquisition of WCS, which allowed us to add new offices in the US gateway cities of San Francisco and New York, as well as strengthening our overall presence in the US market. For the year ended December 31, 2007, approximately 74.1 % of WLG’s revenues were derived from our freight forwarding business and the remaining 25.9% were attributable to our customs brokerage business. Considering only our freight forwarding business, approximately 73.9% and 26.1% of our revenues were for ocean shipments and air freight, respectively. WCS’s business is dedicated predominately to sea imports from Asia, and, absent this new business, our ocean and air freight revenues for 2007 would have been 69% and 31% of our freight revenues, respectively. (See Item 1, Business General).

WLG does not own or operate any aircraft, ships, river barges or railroads. Instead, we contract with companies owning these types of transportation assets to provide the transportation and logistics services required for shipping freight on behalf of our customers. We have developed a core of skills that allow us to arrange shipments for many types of cargoes, including garments on hangers, electronic goods, auto parts, refrigerated goods, hazardous materials and perishable goods. In addition, we provide a portfolio of other services to our customers that may include customs brokerage, local delivery and supply chain management services.

As an example of our normal services, we will arrange for the pick up of a shipment at the customer's location or factory and either deliver the goods directly to a commercial carrier or to a third party warehouse where we may be engaged by customers to provide certain VAS, such as packing or consolidation of a shipment before the goods are delivered to the applicable commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, port facility, warehouse, ship, or railway station. Upon the shipment's arrival, we may then, using either one of our offices or an overseas agent, arrange for the delivery of the goods to the recipient's location. Although we deliver packages and shipments of any size, we focus primarily on large shipments of cargo. Given the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Much of our work is performed in conjunction with overseas cargo agents. We have written agreements with some but not all of our overseas cargo agents. The current trend is to execute agreements with all new agents. All of these relationships are non-exclusive and generally have no termination date. As a result, we normally engage the services of our agents on a shipment by shipment basis, depending on several factors, including shipping rates and the services required. Our costs for maintaining this network of cargo agents are nominal.

Revenue derived from our freight forwarding services is generally earned on a job by job basis and is based on the rates that we charge our customers for the movement of their goods from origin to destination and from the charges for the value-added services we provide. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carriers’ charges. In assuming the responsibility for the shipment of our customers' goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since some shippers do not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost or damaged. For our custom brokerage business, we are generally compensated for each clearance of the customer’s goods, based on fees negotiated with the customer.

Gross revenue represents the total dollars charged for the services we provide to our customers. Our costs for transportation and handling services include only the direct costs of transportation, including ground transportation, rail, ocean, air and other directly related costs.  In addition, to ensure that we are able to maintain an “inventory” of space on air carriers, we frequently commit to space with airlines prior to receiving orders from our customers. To the extent we do not use such space, we incur a liability to the carriers. We also have contracts with shipping lines that guarantee to us a certain amount of container space at agreed rates. Under the normal operating practices of this industry, freight forwarders do not incur a liability to the shipping lines for space not utilized. We act principally as a service provider to add value and expertise in the procurement and execution of a full range of transportation services for our customers. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third party owners of the actual transportation assets.

As noted earlier, we have a network of freight forwarding agents around the world. We in turn act as an overseas agent for other cargo agents. Under these arrangements, each party performs services for the customer of the originating agent. Commissions earned on air and sea freight shipments are generally shared equally between us and the applicable cargo agent, but on some shipments different revenue sharing arrangements may apply.

For exports, we may be the originating agent and for imports, we may provide services to an overseas agent. In general:

Our cargo agents:

•	Collect freight on our behalf and ship it to the designated location, which may be anywhere in the world, but mostly to Australia, the US and Europe;
•	Arrange for the local delivery of the goods;
•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance, and;
•	Provide sales and marketing support.

For our cargo agents, we;

•	Arrange for shipments of cargo from the point of origin to the point of destination;
•	Provide domestic pick-up and transshipment services from point of origin to the consignee;

•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance and local delivery of goods; and
•	Provide warehousing, storage and value added services such as pick & pack, bar coding and quality control inspection.

Operations in Hong Kong

Hong Kong, as a Special Administrative Region (“SAR”) of the PRC, is under the Basic Law of Hong Kong, a mini-constitution which was codified prior to the return of Hong Kong to the PRC (the “Handover”). Since the Handover, the Chinese government has respected the new law, however, we accept that the PRC may decide to make major changes to the law. Notwithstanding that there is no certainty as to the plans that China may have for the SAR, the evidence to date suggests that the autonomy of Hong Kong is respected by China. It is important to our business that the Basic Law of Hong Kong continues as currently applied because the Hong Kong legal system provides a stable framework for our business operations, including those of our customers. In addition, the applicable fiscal regulations and tax rates in Hong Kong are both simpler and lower, and therefore more beneficial to our business than the tax rules and rates imposed on businesses in China. Our two companies in Hong Kong, WEHK and WAE, provide traditional air and sea freight forwarding services to our customers and support our offices in other countries. In addition, they also act as the local agent for originating cargo agents in other parts of the world. Some value added services are still performed by our Hong Kong companies, but with the opening of China, the differential in wage rates and the expanding production in the PRC, the performance of VAS is being transferred to the major manufacturing and shipping centers in China.

Operations in China

Following the commencement of operations in the PRC in February 2005 by our wholly-owned subsidiary, WE China, we have been able to increase our business in China on a year-to-year basis. Revenues in China have grown from $10.3 million for the year ended December 31, 2005, to $20.2 million for calendar year 2007. In establishing our offices in China, we were able to take advantage of the CEPA between the PRC and Hong Kong, which was signed in June 2003, and which permitted Hong Kong companies to establish wholly-owned enterprises in the PRC to provide a full range of freight forwarding and logistics services to local and international customers. Our ability to continue operations and grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as providing a stable legal and economic environment for foreign companies. Our Hong Kong subsidiary, WEHK, qualifies under the provisions of the CEPA, and by the end of 2007, we received approvals to operate our freight forwarding and logistics business in Beijing, Shanghai, Shenzhen and Guangzhou, four of China's key commercial cities. We have four other offices located throughout China, and these offices are classified as liaison offices. As business increases, we will apply to have these locations converted into full service offices.  Our offices in China provide air and sea freight forwarding and local transportation services to our customers as well as act as an agent to overseas freight forwarders. Moreover, we are seeing an increased interest on the part of our customers to require our China offices to provide a wider range of value added services. The revenues from this part of our business are still small. But we do see a growing trend that will require us to add more resources to increase our capacity in China to provide value added services to our overseas customers.

Operations in Australia

We operate our business in Australia through our wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open import and export environment. Asean provides air and sea freight forwarding and customs brokerage services to its customers, with a concentration on a large number of Australian businesses that import goods into Australia from China and other parts of Asia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customer base, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe, particularly in tandem with the offices we have acquired in these jurisdictions during the past three years. In mid 2007, Asean opened a leased warehouse facility in Melbourne in response to the requests of several of its customers to provide warehousing and distribution services. Asean anticipates opening a second warehouse facility in Sydney in 2008. In addition to these initiatives, Asean is continuing to look for opportunities to establish offices in other Australian cities, as well as in New Zealand.   Asean has all of the permits and approvals that are required by it to conduct business in Australia.

Operations in the USA

In April 2005, we acquired all of the voting interests of Kay O'Neill, which is based in Des Plaines, Illinois. As part the process of creating brand identity for the Group in the North American market, Kay O’Neill’s name was changed to WLG (USA) LLC in June 2005. WLG (USA) opened a branch in Taylor, Michigan, (a suburb of Detroit) in June 2005. Effective October 2005, WLG (USA) acquired all of the voting stock of ALI, a company based in Torrance, California, and which continued to do business under the name Asean Logistics Inc. During 2006, we completed the transfer of all of ALI’s operations, except for sales, to our office in Chicago, and discontinued the use of the name Asean Logistics Inc.

As part of its expansion strategy, the Group acquired MSA in December 2006, which had offices in Seattle, Washington, and Long Beach California. Each of these offices has a customs practice and the Seattle office also carries on a freight-forwarding and logistics business. With this acquisition, we obtained two locations that provide customs clearance services, which we expect will give us a competitive advantage and help us to remain competitive in the US market.

On July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for its common stock and cash. WCS, which was incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group did not have offices in the key gateway cities of San Francisco, New York and Atlanta.

Following the acquisition of WCS, the Chicago office of WLG (USA) was closed and all of its Chicago based personnel and operations were moved to WCS’s office. As a consequence of these changes, WCS has assumed management and oversight of all of the Group’s US business, and it has responsibility for our day-to-day operations in the US.

Our plans for the US are to eventually merge all of the operations in the US into WCS and change its name to WLG (USA).  WCS’s business fits in well with our existing US and Asian business. Most of WCS’s revenues are derived from import transactions and customs services, with the vast majority of its freight forwarding business being sourced in Asia, mostly from China. In contrast, WLG (USA)'s main focus was on export forwarding from the US to Europe, Asia, Bermuda and the Middle East. However, during 2006, WLG (USA) began a sales and marketing effort to obtain more import business, particularly from Asia. Acquiring WCS added a large import business to our US operations and has provided more business to our offices in Hong Kong and China, and has increased the volume of import shipments to the US from Asia. With the acquisition of MSA in late 2006, the Group acquired a customs practice and freight forwarding business on the West Coast, with offices in the gateway cities of Seattle, Washington, and Long Beach, California. The WCS and MSA offices in the Los Angeles area and their operations have been consolidated into one location. As part of the consolidation efforts to combine the operation of WCS and WLG (USA), we discontinued our presence in Houston, Texas.

Our US companies have all of the permits and approvals that are required by them to conduct business in the US.

Operations in the United Kingdom

In September 2006, we purchased for cash a freight-forwarding and logistics business located in Manchester, England, using a second-tier, wholly owned UK subsidiary, WLG (UK), and that business is now conducted by WLG (UK). Prior to the acquisition, the Manchester business was a branch of a freight forwarding company that was headquartered in London, which had been placed in an involuntary UK bankruptcy proceeding.

The Manchester business is a full-service logistics provider with a proven VAS business, which it is seeking to expand. In this regard, the Manchester office in late December 2007 entered into discussions to double the size of its warehouse facility from about 20,000 sq. ft. to just over 40,000 sq. ft. These discussions were completed in February 2008, and the company moved both its office and warehouse operations to the new facility in the first quarter of 2008. WLG (UK) serves a large number of customers that import product from Asia, and it also has some key customers that import goods from the US. Our offices in China and the US now work closely with WLG (UK), and some group business is starting between WLG (UK) and Asean in Australia. We expect these synergies to continue.

WLG (UK) also provides in-house customs brokerage services, but this practice is common among freight forwarders in the UK, and provides only marginal income to our UK operations.

WLG (UK) has fully implemented the Group’s operating and financial software, which has proven to be a significant improvement over its prior systems. In addition, WLG (UK) plans to install the warehouse software program used by Asean, and will receive training by the Group’s IT personnel in Australia. With the increase in Group business to the UK, it is likely that WLG (UK) will need to open an office in London.

Global Agency Network

All of our arrangements with overseas agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute any contracts on our behalf. The fees payable to these agents for freight forwarding services are usually shared 50:50 with them, and may include additional billings for specific services.

We work with approximately 406 overseas agents, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

Through the use of these independent sales and marketing agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, and, even though our costs to retain these agency relationships are nominal, we believe it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents.

Our Services

Key to our goal of continuing to develop and grow our core business of freight forwarding and logistics services is our ability is to consistently provide cost-effective, reliable and personalized services to our customers. To this end, we continually seek to use our Group offices, our global network of agents, information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers' supply chain management while reducing their logistics costs. Many of our competitors may offer only one type of transportation carrier or limited services to their customers. Moreover, many customers need to utilize more than one type of transportation carrier. For example, a customer may source product from an inland factory in China which would require it to ship a container by truck, have it loaded via a feeder boat and then transported by a large cargo vessel or aircraft. A customer in this situation would have to engage three separate transportation agents to ship its goods. Next, the customer may then need third party assistance to store and pack its goods.

By contrast, as a multi-service provider offering air and sea freight forwarding and VAS, we can provide our customers with one-stop transportation solutions, arranging for all necessary forms of transportation at the same time, as well as a wide range of warehousing and distribution services.

We have a diverse customer base. Our customers operate across a wide range of industries, which include textile and apparel retailers, a broad range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. For our Asian operations in calendar year 2007, approximately 80% of our freight customers were direct shippers or importers, and the remaining 20% were other freight forwarders who co-load with us when we have excess capacity. To the extent possible, we charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.

One air freight carrier, Qantas Airways Limited, accounted for approximately 26.3% of our air freight shipping activity for the twelve months ended December 31, 2007. Orient Overseas Container Line accounted for approximately 8.8% of our sea freight business for the year ended December 31, 2007.

Freight Forwarding Services

On instructions from of our customers, we routinely arrange for the import and export of many types of goods, including garments, electronics, auto parts, fabrics, books, perishables and chemical products from and to Hong Kong, China, Australia, UK , US, and other countries around the world .

An import or export freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent listing the quantity and nature of cargo shipped or to be shipped and the expected date of arrival. We promptly notify the relevant shipment details to the consignee of the cargo, and, depending on the consignee's instructions, we may arrange for all forms of transportation with third parties that own transportation assets. In addition, we may provide customs brokerage and clearance services and, if required, we will arrange for other services such as temporary storage, local delivery and distribution. In cases where we provide local delivery of cargo, we contract with subcontractors to provide the services. Implicit in our freight forwarding business is the importance of having and maintaining sophisticated software programs that allow for the timely tracking of shipments. We continually review our ability to provide these services and have taken steps to integrate our freight tracking programs with our VAS programs.

We derive our income from air and sea freight forwarding services from the receipt of handling, delivery and other amounts charged to our customers and from commissions and other service fees paid to us by our overseas agents.

Custom Brokerage Services

With the acquisitions of Asean in 2005, WLG (UK) and MSA in 2006 and WSC in 2007, we have added an in-house brokerage capability to our portfolio of services for each of our major markets. Customs brokerage services are performed for both freight and brokerage customers. While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide. In general, customs brokerage services includes preparing all documentation required for the clearance of goods through customs and collecting and making payment of import duties to the appropriate governmental agencies. In addition, our customs personnel will often arrange ancillary services for their customers which could include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our clients to pay the duty on their imported goods. These advances represent a considerable use of cash and do carry a credit risk for us. For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers. Normally, countries have electronic payment procedures which allow the importer to make payment directly to the government customs agency, and we encourage our customers to use these facilities. If our customers do remit customs duties directly to the respective governmental agency, we benefit by not providing cash, as well as avoiding the credit risk on the cash advances we might otherwise provide.

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS businesses. However, operating a brokerage business gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

Value Added Logistic Services (“VAS”)

While still not a substantial source of revenue for the Group, the VAS that we provide are growing and includes distribution, warehousing, pick and pack for direct shipments to retail stores, preparation of goods for sale in stores, such as placing garments on hangars, packaging the garments and price ticketing them, bar coding items or cartons for more efficient processing at destination, quality control inspection and information management. During 2007, Asean opened a leased warehouse facility in Melbourne and is providing VAS to a number of its customers. Because of the acceptance of the service and the demand by other customers, Asean intends to establish a leased warehouse facility in Sydney sometime in 2008. WLG (UK) has a well established VAS business in Manchester, and late in 2007, entered into negotiations to move to a new warehouse facility that would double the space to about 40,000 sq. ft. to allow WLG (UK) to grow this part of its business. The Group hopes to use the experience in Australia and the UK to help expand its VAS business in other locations and, particularly, in China and the US.

VAS includes a wide range of activities from the control of the entire supply chain starting with the acceptance of goods from a manufacturer, delivery to the applicable carriers and ending with the final delivery to the customer or ultimate consumer. With the growth in VAS in the UK and Australia, we expect to accelerate the development of our VAS in China. Currently in China, we provide value-added logistic services close to the manufacturer, or at the point of shipment, which we believe may be more efficient than providing such services after the goods have been shipped to their various destinations. For example, we contract with warehouses that are close to manufacturers, and at these locations, goods are picked, price ticketed, packed and identified by store. These goods are then shipped directly to the consignee's stores. For an importer who has many stores spread over many cities in the country of destination, this process may save a significant amount of money and time compared with importing all shipments to a central warehouse and then distributing the picked goods throughout the country.

WLG has invested in an automated software system that accepts customers' orders and logs allocations electronically. Packing instructions and bar code labels are then produced automatically, with the system assuring the integrity of the packing process through computer controlled scanning. As of the date of this Report, we have a project underway to place all operations in the Group on a central computer system that will enhance the ability for customers to access information about their shipments and the VAS performed by us. Using a central computer system will permit a customer of any Group company to view the status of its shipments and other services, regardless of which Group company or companies are involved in the supply chain for each of its shipments.

An important benefit of providing VAS is that it helps to “lock in” the relationship between the Group and its customers. A business relationship founded on VAS necessitates a very close interaction between the customer and the Group. In providing these services, our personnel and technology form essential elements in the customer’s supply chain, helping to make each Group company a partner with its customer.

In general, the advantages of providing value added services to our customers are:

➢	Increased revenues
➢	Integration with customer’s business
➢	Better customer relations
➢	More stable revenue stream
➢	Greater competitive advantage
➢	Improved customer retention

Insurance

We carry transport liability insurance on every shipment arranged by us. In general, coverage is limited to $1.0 million for any one loss, or in the aggregate. The Group also carries errors and omissions insurance for $1.0 million in the aggregate for any one policy year. In addition, we have a warehouse liability policy with a limit of $250,000 for any one loss, or in the aggregate. We believe that this insurance is adequate to cover potential claims by our customers and other third parties, although there can be no assurance that we will not suffer losses in excess of our coverage.

Customers

We have a very broad and varied customer base, including manufacturers and distributors of garments, shoes, textiles, household electrical products, auto parts, food products, office and residential furniture, industrial plant and machinery, major household appliances such as refrigerators, freezers and microwave ovens, household entertainment appliances such as DVD players and TV's, hardware, kitchenware, books and magazines, and giftware. In the year ended December 31, 2007, we served about 2,900 customers on a recurring basis. Many of our customers produce or buy and sell a wide range of consumer products. We believe that the diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2007, no customer accounted for 10 % of our air, sea or customs revenues.

Generally, our customers wish to retain the flexibility to choose freight forwarders and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time on the basis of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a transaction by transaction basis, rather than under the terms of any type of an on-going contractual relationship. However, we do have some customers which enter into logistics contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices.

In general, all of our customers, regardless of the size of their businesses, require us to provide them with rate quotations as a condition to engaging our services. Our rates are normally subject to fluctuation and are adjusted according to changes in the market. As a result, the freight rate quotations we provide to our customers do not always guarantee that they will use our services for any one shipment, or that they will continue to have their cargo shipments arranged by us.

It is not unusual for a customer to seek quotations from several different agents in order to obtain the lowest price for any particular shipment. If a customer has a large shipment, it may award the shipment to the company with the lowest rates, available space or the fastest transit time. Therefore, although we could lose the business of a customer with respect to any one shipment, we may be successful in obtaining additional business from that customer with respect to future shipments.

We conduct some of our business with large freight forwarders who are also our competitors as in the case where we use other cargo agents. Since these companies may handle customs clearance and local delivery of goods for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Since these competitors may also be major freight forwarders serving the same routes as us, they may attempt to solicit our customers directly for their business. We expend substantial efforts to retain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of our business with any of our customers to these other freight forwarders. With the in-house customs practices of Asean, WCS, MSA Group and WLG (UK), respectively, we believe we have mitigated, to a certain extent, the likelihood of losing freight customers to other forwarders that have in-house customs capabilities.

We also conduct part of our business through our overseas agents. We cannot control the level of service which is provided by our overseas agents, and, as such, we may risk losing business as a result of problems our customers may encounter in dealing with these agents.

It is the nature of the freight forwarding and logistics industry that we must continuously seek new customers as a means of growing our business. As previously mentioned, we generally do not have contractual arrangements with our customers. Although some companies with high volume shipping requirements may enter into contractual arrangements with freight forwarders to handle their shipping and related logistics needs, we may not be in a position to compete with larger freight forwarders for these types of customers because we lack branch offices in some key gateway cities. This means we would have to rely on overseas agents to serve certain customers, and this may be unacceptable to them.  As a result, there can be frequent changes in our customer list, and we may not be able to maintain our service relationship with any particular customer.

Sales and Marketing

We are committed to providing competitive pricing and efficient, reliable services to our customers worldwide. We believe the Group has good relationships with its customers, major airlines, shipping lines, and network of overseas agents. Also, we believe that our experience in identifying and working with overseas agents to ensure compatibility with our operations, as well as the ability of our personnel to foster and maintain these valuable relationships, are key factors contributing to our growth.

Our sales and operational personnel are responsible for marketing our services to a diversified base of customers and for establishing new customer relationships. Sales and operational personnel in each of our operating companies make regular visits to existing and potential customers in the countries in which we operate, to obtain current information on their shipping requirements, VAS needs and to gauge customer satisfaction. During these visits and throughout the year, our personnel often provide customers with suggestions to ensure cost-effective and efficient delivery of their goods, and will recommend services intended to meet the customer's particular needs as to VAS, seasonal demands and special types of freight forwarding services.

Our marketing and sales efforts are directed primarily to distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

We also depend on our cargo agents to actively market and coordinate our freight activities in their respective markets.

Transaction currencies and credit

Our transactions are denominated in a variety of currencies, including Hong Kong dollars, Australian dollars, Chinese Renminbi, Euros, US dollars and British pounds. The exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the US dollar. However, we do face the possibility of currency losses for the fluctuations in other currencies against the US dollar, and, in some cases, we have taken specific steps to mitigate currency losses. As an example, in response to an appreciation in the Chinese Renminbi, we have started to invoice certain customers in that currency instead of the US dollar, which is the billing currency we previously used. As our sales grow and, particularly in different currencies, we will continue to review our exposure to currency losses, and where necessary, we will take actions to overcome these exposures.

Sales are generally made on credit, with freight customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis, which requires that a customer pay for our services as a condition to having its goods released. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount. Credit terms for our customs brokerage practices are shorter than for our freight business, and include credit for both our services and the duty advances that we make on behalf of our customers. Credit terms for this part of our business usually vary from 7 to 15 days.

We generally receive 30 days credit from airlines, but certain airlines require that we provide bank guarantees to ensure payment by us. As a condition of providing these bank guarantees, we generally are required to place cash deposits with the respective banks that provide the guarantees. In contrast, shipping lines normally do not grant credit to their customers, but we do receive some credit in limited cases. For shipping lines, we are usually required to pay a carrier three days prior to the arrival of the vessel at its destination.

Competition

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members' shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated outside of the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

Competitive factors in the freight forwarding and logistics industry include reliability and scope of service, price, available cargo space, technological capabilities and efficient tracking systems.

Our principal competitors are UTI Worldwide Inc., DHL Logistics, Schenker Stinnes Logistics, Kuehne & Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd., Ceva, Inc., Expeditors International of Washington, Inc. and many local and regional freight forwarders. All of the named companies are considerably larger, have greater resources than us, and generally conduct their businesses through their own offices located throughout the world, rather than using independent agents as we do. The fact that many of our competitors may have greater resources than we do may provide these larger competitors with the ability to attract larger multi-national customers. They may also have the ability to acquire and develop more sophisticated computerized tracing and tracking applications and other information systems that are necessary to handle the freight forwarding and logistics requirements of multi-national customers.

Our ability to provide customs clearance services and a range of valued-added logistics services may also give us a competitive advantage over smaller companies whose services are limited to freight forwarding, and which do not have the technical expertise to provide these additional services. Our decision to invest in sophisticated industry software and to implement these systems in all of our Group companies may also have given us an advantage over many of our competitors. Also, we believe that the relationships we maintain with cargo agents and carriers around the world have helped us to secure business that may otherwise have gone to our larger competitors, which have locally-owned offices.

Our ability to compete with other freight forwarding and logistics companies is dependent on our know-how to price our services competitively in the markets that we serve, the provision of reliable services, securing available capacity and to offer a wide range of value-added services. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing, logistics and other value-added services. We also have in-house customs practices in the UK, US and Australia. Lastly, we believe we have a strategic advantage by having a strong business presence in Hong Kong and the PRC, which gives us a China “platform” that many of our competitors do not have. With our presence in the PRC, we are in a good position to take advantage of the significant increase in China's import and export of goods, which is being helped by its membership in the World Trade Organization.

Government Regulations

We are licensed as airfreight forwarders in Hong Kong, the US, the UK and Australia by the International Air Transport Association. In China, we have received approvals to operate our sea freight business in Beijing, Shanghai, Shenzhen and Guangzhou, four of China's most important commercial centers. We are also approved to operate liaison offices in four other cities in China. In addition, we have applied and expect to be granted a specific license needed to conduct air-freight operations in China. With our application pending for an air-freight license in China, we believe that each of our Group companies has or will have obtained all required licenses to carry-on business as presently conducted, and that each Group company is in compliance with all requirements under these licenses.

WEHK, WCS, WLG (USA) and Sea Systems are each licensed as an ocean freight forwarder and are registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has established qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission is also responsible for the economic regulation of non-vessel operating common carriers that contract for and sell space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which establish the rates to be charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce its regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements of other countries are typically less stringent than those in the United States. We believe we are in compliance with all applicable regulations and licensing requirements for sea freight shipments in all countries in which we transact business.

Prior to the acquisition of WLG (USA), our operations were not significantly affected by compliance with United States governmental regulations. As a result of our acquisitions of WLG (USA), MSA and WCS, our business is now subject to more stringent regulations. Our air freight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of this Act's requirements by the applicable regulations. Our air freight forwarding business in the United States is also subject to regulation by the Transportation Security Administration. We are registered as an indirect air carrier and we believe we are in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration's regulations. To facilitate compliance with “known shipper” requirements, the Group is part of a national database which helps delineate shipper status for security purposes. Our foreign air freight forwarding operations are subject to similar regulations by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand and costs of providing services to customers.

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

The Group companies are members of many different national and international industry and regulatory bodies including the following:

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

Employees

As of the end of 2007, we employed 315 persons, all of whom were employed on a full-time basis, as follows:

	WLG	Wako Express (HK)	Wako Air Express	Wako China	Asean	WLG USA	MSA	WCS	WLG (UK)

Management	1	3	0	2	8	1	2	10	1
Operations	0	24	9	64	32	14	8	35	21
Sales	0	4	3	1	7	0	0	3	1
Administration	0	3	0	5	4	0	0	4	0
IT Department	0	2	0	1	2	0	0	1	0
Accounts	1	7	2	18	4	2	0	4	1

Total	2	43	14	91	57	17	10	57	24

We are not a party to any collective bargaining agreements in any of the jurisdictions in which we conduct business. Also, we believe that our relationships with our employees are satisfactory in all of our Group companies.

ITEM 1A. RISK FACTORS

We are dependent on third parties for equipment and services essential to operate our business, and we could lose customers and revenues if we fail to secure this equipment and these services.

We rely on third parties that own transportation assets to transport the freight we arrange to have shipped. Thus our ability to move this freight is dependent on our ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the year, the shipment's transportation lane, the number and types of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our profits, as has occurred in the past in cases where we were unable to pass the full amount of increased transportation costs to the customer.

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

The transition of Hong Kong from the United Kingdom to the PRC in 1997 has resulted in uncertainty regarding the extent to which the PRC intends to impose and enforce its laws and business practices in Hong Kong. There can be no assurance that China will permit Hong Kong to continue as a semi-independent entity. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political status of Hong Kong may make it more difficult for us to continue operations in the region and may reduce our revenues and operating profits.

In February 2005, our business in China increased significantly as a result of the commencement of operations in the PRC by WE China. We were able to take advantage of the CEPA between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in the PRC to provide freight forwarding and logistics services in the country. Our ability to continue operations and to grow our business in the PRC is dependent on China's willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as to ensure the presence of a stable and suitable legal and economic environment for foreign enterprises. Any change in China's legal and political environment may reduce our revenues and operating profits.

Our business is seasonal and our operating results and financial condition may therefore fluctuate.

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

We have a very broad and varied customer base. In general, our customers prefer to avoid contractual commitments so that they are able to select and change forwarders and service providers at any time on the basis of a variety of factors, two of the most important being rates and quality of service. Therefore, in the vast majority of cases, we render freight forwarding and related services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers will reduce our revenues and operating profits.

We incur significant credit and liquidity risks in the operation of our business, which could reduce our operating profits.

Certain aspects of freight forwarding and customs brokerage operations involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment or received at the ultimate destination. Competitive conditions require that we offer 30 days or more credit to many of our customers. Also, it is often necessary to advance funds on behalf of brokerage customers to pay import duties. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom we have extended credit either delay their payments to us or become unable or unwilling to pay our invoices, all of which could reduce our operating profits.

Because the majority of our costs for air freight are incurred under space contracts and guarantees, we incur significant risk of loss which could reduce our operating profits.

The majority of our costs for air freight are incurred under contracts pursuant to which we agree in advance to purchase cargo space from air carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to honor the guarantees and pay for the use of this cargo space even if we do not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In the past, we have been able to minimize any losses from this aspect of our business by carefully gauging customer demand and the availability of goods and by making arrangements with other freight forwarders to absorb the excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. Any losses resulting from these space contracts and/or credit risks would reduce our operating profits.

Many of the transactions affected by our operating subsidiaries are denominated in Hong Kong dollars, the Chinese Renminbi, Euros, the British pound and Australian dollars. Fluctuations in exchange rates between these currencies and the US dollar could adversely affect our operating profits.

Although we use the United States dollar for financial reporting purposes and much of our business is conducted in US dollars, many of the transactions of our operating subsidiaries are denominated in other foreign currencies, including Hong Kong dollars, the Chinese Renminbi, Euros, British pounds and the Australian dollar. Even though the value of the Hong Kong dollar is currently pegged to the United States dollar, it may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar may fluctuate significantly against the US dollar. The Australian dollar, Euros and British pound are floating currencies, and the Chinese Renminbi is a managed currency, so that if these currencies fluctuate against the US dollar, we may experience currency exchange rate losses. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we choose to engage in such hedging activates, we may not be able to do so in a cost effective manner. Future movements in the exchange rates of currencies against the US dollar could reduce our operating profits.

Because one airfreight carrier accounted for approximately 26% of our airfreight shipping and one shipping line accounted for approximately 9% of our sea freight shipments for the year ended December 31, 2007, the loss of either of these carriers could reduce our revenues and operating profits.

One air freight carrier accounted for approximately 26% of our airfreight shipments, and one shipping line accounted for approximately 9% of our sea freight shipping activities for the year ended December 31, 2007. Because we are generally able to negotiate more favorable shipping rates as a result of shipping greater volumes of product with a limited number of transportation providers, the loss of one or both of these providers could result in an increase in our cost of freight forwarding as we anticipate we would have to pay higher rates for replacement carriers.

Because of the scheduled Olympic Games in China during the summer of 2008, it is possible that some Chinese port and manufacturing facilities may be required by the Chinese government to close or reduce activity for a period of time. If this occurs, our revenues and operating profits from China may be reduced.

The Olympic games are to be held in China during the late summer of 2008. This may result in a reduction of manufacturing and shipping activity for a limited time due to the government’s desire to improve air quality and limit congestion for the Games. If this does occur, exports from China, for a period, may be reduced and our operations in China may suffer a drop in freight revenues and operating profits.

We are heavily dependent on our management.

Our success depends to a large degree upon the skills of our senior management team and key employees working in our subsidiaries. The Group depends particularly upon Christopher Wood, who is our Chief Executive Officer and Chairman of the Board. In addition, we rely on the management skills of Robert Wong, President of our Hong Kong and China subsidiaries. We also rely on Remo Picchietti, the Chief Executive Officer of all US operations, Paul Pomroy, the Managing Director of Asean, and Antony Wilshaw, the Managing Director of WLG (UK). (See Item 10 for a discussion of the terms of employment for the named officers.)

Control by Management.

Mr. Wood, Chief Executive Officer and Chairman of the Board, owned approximately 63% of our outstanding shares of common stock at the end of calendar year 2007. This concentration of ownership provides Mr. Wood with the ability to control and influence all corporate decisions and matters of stockholder voting, including, without limitation, the addition and removal of directors. Additionally, Mr. Wood is able to approve a variety of actions, including any proposed amendment to our certificate of incorporation, merger proposal, proposed sale of assets or other major corporate transaction or a non-negotiated takeover attempt.

Holding company operating implications.

All of our business operations are conducted through subsidiaries, which in turn are owned by a holding company. Consequently, we rely on dividends or advances from our subsidiaries to meet the financial obligations of our holding company and to pay dividends on our common and preferred stock. The ability of our subsidiaries to pay dividends and our ability to receive advances is subject to applicable local law and other restrictions including, but not limited to, applicable tax laws and limitations contained in our credit facilities. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings, and some countries in which we conduct business require tax to be withheld on the remittance of dividends and the payment of interest. Such laws and restrictions could limit the distributions of dividends and the payment of interest to us which would restrict our ability to continue operations.

Local management control in each jurisdiction.

We conduct our business in several countries around the world, with local and regional management retaining responsibility for day-to -day operations, profitability and the growth of the business in those jurisdictions. Our operating approach may make it difficult for us to implement strategic decisions, require coordinated actions and to require local management to follow group-wide policies.

Our common stock is traded on the Over the Counter Bulletin Board, and trading in our common stock may be limited and the price of our common stock may be subject to substantial volatility.

We have obtained a listing for certain shares of our common stock, and these shares are traded on the Over the Counter Bulletin Board, where the trading volumes may be more limited and sporadic than if our common stock was traded on NASDAQ, or a national stock exchange such as the AMEX. Additionally, the price of our common stock may be more volatile as a result of a number of factors, including, but not limited to, the following:

➢	large purchases or sales of common stock
➢	actual or anticipated announcements of new services by us or competitors
➢	acquisitions of companies by us
➢	investor perception of our business prospects or the freight forwarding/logistics industry
➢	general conditions in the markets in which we operate
➢	economic, financial and political conditions

Our common stock is subject to penny stock regulations of the Securities and Exchange Commission, which may limit trading in our common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

ITEM 2. PROPERTIES

Our corporate offices are located at 920 East Algonquin Road, Suite 120, Schaumburg, Illinois 60173, and our administrative offices are located in Hong Kong at Units 1301-3 & 11-12 Tower 1 Ever Gain Plaza, 88 Container Port Road, Kwai Chung, N.T. Hong Kong, SAR.

As of December 31, 2007, the Group leased approximately 169,000 sq. ft. of space, inclusive of both office and warehouse facilities, at an aggregate, annual rental cost of about $1.66 million. We believe that the facilities we now occupy are adequate for our present needs, and we also think that additional facilities, if required, would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

WEHK/ WAE	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Hong Kong	Office	9,320	31-Oct-09	$194,148

China premises:

Wako China	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Beijing	Office	740	31-Oct.-09	$11,411
Shanghai	Office	5,170	19-Oct-08	131,936
China – 4 staff apartments	Quarters	1.600	Various	28,712
Shanghai	Warehouse	700	31-Mar-08	4,922
Guangzhou	Office	1,500	10-May-09	18,605
Tianjin	Office	1,100	30-Nov.-08	16,258
Qingdao	Office	650	06-July-09	9,748
Ningbo	Office	1,210	28-Feb-09	16,787
Dalian	Office	480	14-Mar-08	2,510
Shenzhen	Warehouse	9,920	31-Dec-08	43,355
Shenzhen	Office	1,400	12-Dec-09	28,827
Total China		24,080		$314,300

US premises:

WLG USA	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Des Plaines, Illinois	Office and Warehouse	4,420	30-Sep-08	$48,222
Taylor, Michigan	Office and Warehouse	4,460	31-Jul-08	33,600
MSA
Long Beach, California	Office	1,080	Mth-To-Mth	5,337
Seattle, Washington	Office	1,600	30-Jun-08	31,932

WCS
Schaumburg, Illinois	Office	14,728	31-Mar-12	188,460
Long Beach, California	Office	1,264	30-Apr-10	24,673
San Francisco, California	Office	1,443	31-Oct-09	33,805
Rosedale, New York	Office	1,819	28-Feb-10	46,500
Total USA		30,814		$412,529

Australian premises:

Asean — Australia	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Sydney	Office	6,350	29-May-09	133,134
Melbourne	Office and warehouse	46,000	30-Apr. -10	218,914
Melbourne	Office	7,500	29-May-09	107,706
Total Australia		59,850		$459,754

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

United Kingdom premises:

WLG (UK) — United Kingdom	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Manchester	office/warehouse	23,290	Mth to Mth	42,445
Manchester	office/warehouse	45,000	03-Feb.-18	234,930
Total United Kingdom (see Note (a))		45,000		$277,375

Note (a): Lease for office and warehouse on month-to-month was terminated in the first quarter of 2008. At the date of this report, the Group leases approximately 45,000 sq. ft. of space in the UK, of which about 3,000 and 42,000 sq. ft. is used as an office and warehouse, respectively.

ITEM 3.  LEGAL PROCEEDINGS

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of such claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. Subject to the claim discussed below, at December 31, 2007, and through the date of filing of this Report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

Prior to its acquisition by WLG, WCS was named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York (the “New York Proceedings”) and the United States District Court, Central District of California (the “California Proceedings”) relating to claims arising out of the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train.

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

According to the complaints filed in the foregoing actions, the plaintiffs are seeking compensation for damages relating to the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train. The foregoing complaints generally allege that a steel products mold, which was being shipped from China to Chicago, Illinois, in a 20 foot container, fell through the floor of the container while it was being transported in a rail car on a Union Pacific train, allegedly causing the derailment of the three rail cars. The Group has been advised by legal counsel that WCS has been named as a third party defendant for technical reasons, as it had been hired by one of its customers to arrange the shipment of the steel products mold from China to Chicago and that the shipment was on a WCS “House Bill”.

We intend to vigorously defend each of the foregoing actions. In addition, we have been advised by WCS’s legal counsel that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. However, we cannot provide any assurance as to the outcomes of these actions individually, or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2007, the Company’s board of directors and holders of all of the Company’s Series A Convertible Redeemable Preferred Stock and holders of approximately 78% of the Company’s Common Stock approved by written consent an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc. No other matters were submitted to the vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WLGI" and has been since December 31, 2007. From July 27, 2005, to December 30, 2007, our common stock was traded on the OTCBB under they symbol WKOL. The closing high and low bid price quotations for our common stock, as reported by the OTCBB, are as follows for the periods indicated:

Years Ended December 31, 2007 and 2006:	High	Low
Fourth quarter 2007	$1.50	$1.45
Third quarter 2007	$1.50	$1.25
Second quarter 2007	$1.85	$1.30
First quarter 2007	$2.85	$1.80

Fourth quarter 2006	$2.85	$2.85
Third quarter 2006	$2.85	$2.00
Second quarter 2006	$3.00	$2.30
First quarter 2006	$3.50	$2.50

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock was on January 30, 2008, at $0.65 per share.

Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder at that date, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, we reserved 4,000,000 shares of our common stock for the issuance of awards under the Plan, which amount will be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2008, the number of shares reserved under the Plan has been increased from 5,078,016 to 6,280,019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans and the exercise of warrants that are outstanding as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (3)	220,000	$1.17	4,858,016

Equity compensation plans not approved by security holders (2)	100,000	$2.00	0

Total	320,000		4,858,016

Notes:

1.	For the year ended December 31, 2007, we granted options to three employees under the Plan to acquire 20,000 shares of our common stock.

2.	On August 1, 2005, a third party consultant was given a warrant in exchange for services to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share.

3.
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

Holders

As of March 25, 2008, there were 31,400,094 shares of our common stock outstanding, held by approximately 448 stockholders of record.

Dividends

Subject to the rights that have been designated to the holders of our Series A Convertible Redeemable Preferred Stock and any other holders of preferred stock that may be authorized by our Board of Directors, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends on our common stock in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

In September 2005, WLG approved the designation of a new series of preferred stock, consisting of 2.0 million shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series A Preferred Stock”). Effective as of September 30, 2005, WLG's controlling shareholder (the “Holder”) subscribed to all of the Series A Preferred Stock in exchange for $1.5 million in debt represented by a Promissory Note in the face amount of $1.0 million and other debt of $0.5 million owed to the Holder by the Company.  Certain conforming amendments were made to the Series A Preferred Stock in November 2006 to correct the original certificate of Series A Preferred Stock. As of December 31, 2007, we had one series of preferred stock authorized, the Series A Convertible Redeemable Preferred Stock (“Series A Preferred Stock”), par value $.001. The Series A Preferred has a stated, liquidation and redemption value of $0.75 per share. The Series A Preferred pays a 6% annual cumulative dividend, determined on its stated value of $0.75 per share. As of March 27, 2008, there were 2.0 million shares of Series A Convertible Preferred Stock authorized, issued and outstanding. The Series A Preferred is convertible into a maximum 2.0 million common shares, and the conversion ratio shall be the stated value of $0.75 divided by conversion price of $0.50 per share

Recent Sales of Unregistered Securities.

None

Penny Stock Considerations

Our securities may be subject to the “penny stock rules” adopted pursuant to Section 15(g) of the Securities Exchange Act of the 1934, as amended, or “Exchange Act”. The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market. Further, for companies whose securities are traded on the “pink sheets” or on the OTC Bulletin Board, it is more difficult: (1) to obtain accurate quotations, (ii) obtain coverage for significant new events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable because the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies may affect events and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.

Overview

WLG is an international, non-asset based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong, the PRC, Australia, the United Kingdom and the United States. We serve our customers through our offices and through a worldwide network of agents.  All of our business is conducted by our operating subsidiaries.

We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and/or operate commercial aircraft, ships, trucks, river barges and railroads and arrange with these companies to provide transportation services for the forwarding of freight on behalf of our customers. Our revenues are generated from the freight transportation services that we arrange, customs brokerage services and from valued added services performed by us. Our customers benefit from the extensive experience we have in arranging for the transportation of freight and performing customs clearance services. For our freight forwarding business, we focus on large cargo shipments as these types of shipments usually require sophisticated logistical networks in many countries, as well as access to almost all modes of transportation.

Freight-Forwarding and Related Services

Due to the volume of shipments we arrange, we are generally able to negotiate rates that are better than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we pay may be reduced due to the volumes of sea and air freight that we arrange to have shipped. As a result, our customers, by placing their freight shipments through us, benefit from lower rates, and we, in turn, benefit by increasing our revenues.

A significant portion of our freight business expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense. Staff costs represent the second largest expense for our freight operations. Due to the nature of our business, we have acquired the necessary experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs, and, in the near term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo, particularly for air shipments. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to maximize the weight and cubic capacity for all of our shipments by air. In general, this improves our profitability on these shipments.

A substantial portion of our costs for air freight and, to a much lesser degree, costs for our sea freight are incurred pursuant to contracts for the advance purchase of cargo space for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the minimum amount. In the past, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers. As an industry practice these contracts are enforced by the air carriers, which do require payment for unused space. However, very few shipping lines choose to enforce these contracts and do not normally require payment if space is not used.

Customs Brokerage Operations

We now have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach and San Francisco, California, Rosedale, New York and Schaumburg, Illinois, In each case, we acquired a business with an existing customs practice. These practices tend to be stable businesses and the revenue and expense streams for each are generally more predictable than those of our freight-forwarding operations. Pricing in this business is very competitive and margins are often small. In some cases, we accept customers as a strategic decision to allow us to obtain additional freight-forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for customs services are based on the number of freight clearances for a particular customer and may include the costs of ancillary services such as arranging  the local delivery of goods and the preparation and pick-up of documentation for the shipments. The specific charges are normally similar to what other brokerage companies charge in a specific geographical area. Because the revenue from this type of business tends to be stable, we are able to estimate with a degree of certainty what our personnel needs are, with personnel costs being the largest expense for this business.

With the acquisition of WLG (UK) and the expansion of our warehousing capabilities in both the UK and Australia, the performance of warehousing and other VAS is becoming more significant to the Group. In 2007, the overall revenues for this business were not material, but we anticipate that this part of our business will continue to grow in 2008. Our billings for VAS are generally based on the nature of the services performed as well as the time and warehouse spaced devoted to a particular customer. In general, we bill customers on a per piece basis for inventory that we pick, pack and distribute. In other cases, we may bill for the space allocated to a customer, or for special work such as deconsolidating and consolidating inventory for shipments to a customer’s distribution centers.

For calendar year 2007, we continued to execute our business plan, which called for the integration of the businesses acquired in prior years, an emphasis on internal growth and growth by acquisition. Because of the acquisitions made in prior years and in 2007, it is difficult to compare our results for the year ended December 31, 2007, to the results in our Form 10-K for the year ended December 31, 2006, and to prior years. As background, in 2004, we took the decision to change the Group's year-end from April 30 to December 31, effective at December 31, 2004. During 2005, we acquired three new companies, one in the second quarter and two in the fourth quarter of 2005. Taken together, the three companies acquired in 2005 added revenues of approximately $18.6 million, $52.6 million and $68.5 million in 2005, 2006 and 2007, respectively. In calendar year 2007, revenues from these acquisitions totaled 35.3% of our total revenues. As noted earlier, we acquired two businesses in 2006, and these companies increased our revenues in 2006 and 2007 by $6.1 million and $31.5 million, respectively. For 2007, the revenues from the 2006 acquisitions accounted for 16.3% of our total revenues. And in July of 2007, we acquired WCS, which added revenues of about $34.0 million for the five months ended December 31, 2007, or about 17.5% of our reported revenues. We commenced business in China in 2005 through a newly created subsidiary, which added $9.2 million in sales for 2005, $14.6 million in 2006 and $20.2 million in calendar 2007. While we have gained significant amounts of revenues and shipping volumes from the acquired companies, we have yet to realize all of the synergistic benefits of these acquisitions. To date, we have spent considerable management time and Group resources to integrate all of the acquired businesses with our core operations. This process is fundamental to our internal growth and is especially important to allow us to leverage the investment we have made to establish and grow the 8 offices we have in China. Integration of the acquired entities is on-going, and the costs incurred in this effort, to the extent not charged to capital accounts, are reflected in our general and administrative expenses in the periods incurred. In 2008, we will concentrate on consolidating the acquisitions made in prior years. In particular, we have streamlined our US operations by combining the Chicago operations of WLG (USA) with those of WCS in its Schaumburg office. In Los Angeles, we have eliminated the office of MSA and have consolidated it with WCS’s office in Long Beach, California. As part of these changes, we have eliminated employee costs of about $1.0 million and operating costs of approximately $180,000. Also, as part of these consolidation efforts, we did lose some of WLG (USA)’s customers, which, for 2007 generated annual gross profits for the Group of about $0.33 million.

As part of our strategy to supplement internal growth by making acquisitions, we have completed the purchase of six freight forwarding and brokerage businesses in the last three years, three in 2005, two in 2006 and one in 2007. An integral part of our business plan also included obtaining a public listing for our common stock, which we did by filing a registration statement that became effective in mid-2005. Since 2005, we have incurred substantial monetary costs and management time to comply with the regulations to maintain our status as a publicly listed company. Looking forward, we would caution that a full understanding of the changes that have occurred in 2005, 2006 and 2007 are necessary to make meaningful comparisons of our 2007 results to those reported for 2006 and prior years.

As part of our business plan, in 2008, we will continue to seek opportunities to make strategic acquisitions. To do so, we would need to raise outside capital, and, in all likelihood, we will look at the opportunities to do so following the end of the first quarter in 2008. We also expect that our business will grow internally, but with the caveats that volatile fuel prices, the US economy, political events in Asia and the Middle East and other trade related concerns such as rising protectionism and trade tariffs, particularly between China and the US, could negatively impact our revenues and operating profits. Moreover, many trading nations continue to exert pressure on the Chinese government to strengthen the Chinese Renminbi against their respective currencies, and especially the US dollar. If this pressure succeeds, our revenues and profits might be reduced. We do not as of yet provide guidance as to the Group’s financial performance. However, we do expect that the Group’s results for 2008, absent unforeseen political and/or commercial events, will improve as compared to our results reported for 2007.

The following is a recap of some significant developments in our business during the year ended December 31, 2007.

(i)	Continued the process to place all Group companies on a central information system to allow more efficient and effective tracking of customers’ shipments worldwide;
(ii)	Completed the acquisition of WCS, a freight forwarding and customs business in the Chicago area, which added new offices to the Group in the important gateway cities of San Francisco and New York;
(iii)
Took steps to reduce our operating costs in the US by combining certain operational and personnel functions following the acquisition of WCS. By the end of 2007, we had reduced salaries and related personnel costs by approximately $1.0 million on an annual basis and had combined facilities and eliminated other duplicative functions which, on an annual basis, are expected to produce cost savings of about $180,000; and

(iv)
By the end of 2007, initiated negotiations to double our warehouse space in the UK to about 40,000 sq. ft. and finalized a new lease in February 2008. In addition, we added 44,000 sq. ft. of warehouse space in Australia, all with a view of expanding our VAS business.

Results of Operations

Total revenues in 2007 increased by about $75.99 million, or 76%, compared to 2006 revenues, growing from approximately $100.31 million to $176.30 million. Of this increase, revenues from our existing business on a like-to-like basis grew by $18.03 million, for an increase of 19%. The two companies, WLG (UK) and MSA, which we acquired in the fourth quarter of 2006, added revenues of $24.02 million over the amounts contributed in 2006. WCS, which we acquired in the third quarter of 2007, added revenues of $33.94 million.

For the increase in revenues of $18.03 million from our existing operations, Asean contributed revenues of approximately $7.46 million, or about 41%. Our Hong Kong and China operations added about $5.60 million in new revenues, or 31% and our US revenues grew by about $4.97 million over the same period last year, adding approximately 28% to the total increase in revenues from our existing operations. Our UK acquisition, which was completed in September 2006, reported full year revenues in 2007 of $15.23 million compared to revenues of $4.77 million recorded in the last three months of 2006. The MSA Group, which we acquired on December 1, 2006, contributed revenues of $14.83 million, compared to $1.27 million reported for December 2006.

Gross profit rose from $15.73 million in 2006 to $24.03 million in 2007, for an increase of $8.30 million, or 53%. Of this increase, our Hong Kong and China operations contributed $1.15 million. Our existing US operations, WLG (USA) and ALI, added $0.15 million and Asean added $1.60 million. WLG (UK) and MSA, the acquisitions completed in 2006, added gross profit of $1.88 million and $0.70 million over the amounts reported in 2006, respectively. The remaining increase in gross profit of $2.82 million is from WCS, and is attributable to the five months ended December 31, 2007.

The Group's overall gross margin decreased from 15.7% in 2006 to 13.6% in 2007. WCS for the five months ended December 31, 2007, had a gross margin of 8.3%. Including WCS in the Group's results for 2007 had the effect of reducing our overall margin by 1.3 percentage points. Most of the remaining reduction in gross margin is attributable to WLG (USA) and MSA, which posted gross margins in 2007 of 13.1% and 5.6%, respectively. In 2007, a decision was made by MSA and WLG (USA) to accept lower margin customers for sea-freight shipments from Asia to the US as a means to gain market share in the Asia-US trade lanes. Accepting this business not only negatively impacted the gross margins of MSA and WLG (USA), but also lowered the Group’s gross margin, by an amount estimated to be about 0.7 percentage point. A small part of the reduction in gross margin is due to higher sea freight rates and fuel surcharges levied by the various shipping lines. In most cases, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin. We were not able to pass on all of the rate increases to our customers, and, to the extent that the higher rates could not be billed, this caused our gross margin to decline in 2007 compared to last year.

During the year ended December 31, 2007, total operating expenses increased to about $21.74 million, as compared to approximately $14.50 million in 2006, for an increase of $7.24 million, or 49%. Of the total increase in operating costs, approximately $2.80 million is attributable to WLG (UK) and MSA, which were acquired in the fourth quarter of 2006 and about $2.35 million is from WCS, which was acquired at the end of July 2007. The remaining increase of $2.09 million in operating expenses is attributable to our existing operations, and represents a 15% increase in operating expenses over the same period last year. This compares to an increase in revenues of about 19% reported by our existing businesses in 2007, when compared with 2006. In 2007, salaries and related personnel costs increased by about $5.3 million, or 60%, from $8.80 million to $14.10 million. Of this increase, $1.17 million and $0.7 million is attributable to WLG (UK) and MSA, respectively, and $1.63 million relates to WCS. Other selling and administrative costs grew by approximately 30% from $4.98 million to $6.48 million, which, when combined with the increase in personnel costs, results in a total increase of almost $6.80 million for operating costs, not including amortization and depreciation. Amortization and depreciation expense increased from $0.72 million to $1.16 million, or about 62%. Almost all of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the two acquisitions in 2006 and WCS in 2007. See discussion of Operating Expenses below.

After the provision for income taxes, the Group's net income in 2007 is $1.12 million, compared to net income of $0.55 million for 2006. WAE, WEHK, WE China and Asean reported a combined net income of $2.48 million, representing an increase of almost $0.99 million, compared with net income of $1.49 million for these entities in 2006. The improvement in their net incomes is mainly due to an increase in revenues matched by a slower growth in their overhead expenses. WLG (USA) and MSA incurred losses of $372,000 and $98,000, respectively, in 2007, compared to net incomes in 2006 of $146,000 and $57,000, respectively. WLG (USA)’s net loss was due to several factors, including recognizing bad debts of nearly $0.22 million, higher personnel costs of $0.44 million and other operating expenses of about $0.17 million, which compares to WLG (USA)’s $0.35 million increase in its gross profit. Their losses were offset by the growth in net income from our other operating subsidiaries. ALI reported a net income of $44,000, compared to a net loss of $0.16 million in 2006, as a result of its administrative functions being assumed by WLG (USA). WLG (UK), acquired in the fourth quarter of 2007, recorded an increase in net income of $0.12 million. The parent company’s loss increased by about $0.41 million in 2007, with about $0.35 million of the increase being due to additional amortization and $0.06 million for operating costs. In addition, WCS, the acquisition we completed on July 31, 2007, reported net income of $0.32 million for the five month period from August to December 2007.

Segment Information

Air freight operations: Revenue from our air freight operations in 2007 increased to about $34.11 million from approximately $29.96 million, or about 14%, when compared to the same period in 2006. Asean, WLG (USA) and WE China each reported increases in their air freight revenue, contributing $0.65 million, $0.14 million and $1.11 million, respectively, to the overall growth in revenues. Hong Kong’s air freight operations and ALI reported decreases in their air freight revenues of $0.66 million and $0.14 million, respectively. The reduction in revenues in Hong Kong results from doing less business with co-loaders, which was a decision taken in 2007 to improve gross margins. In 2007, MSA and WLG (UK) added revenues to the Group of $0.13 million and $1.43 million, respectively. WCS reported air freight revenues of $1.49 million for the five months from August to December, 2007.

Cost of sales for our air freight operations increased by approximately 12%, from $25.59 million in 2006, to $28.62 million in 2007. This increase is due to higher volumes of air freight shipments arranged by us. The 12% increase in cost of sales is less than the 14% increase in revenues reported for this segment in 2007. In addition, part of the increase is due to the operations of WLG (UK), MSA and WCS, which, in the aggregate, added about $2.51 million to our cost of sales in 2007, compared to 2006. WLG (UK) and MSA were acquired in the last quarter of 2006 and WCS became a member of the Group on July 31, 2007.

The Group’s gross profit margin for its air-freight business increased from 14.6% in 2006 to 16.1% in 2007. In general, the rates we paid to the airlines for shipments in 2007 were lower than the rates we paid for shipments in 2006, due to our ability to source better rates in 2007. Also, we did less business with co-loaders in 2007 because this type of business tends to yield lower gross margins. In addition, we were able to improve our mix of cargos which created more efficient shipments and higher margins. In some markets, we were able to increase local charges to our customers. This increase in our gross profit margin is primarily attributable to an increase in the gross profit margin of WAE, which reported a gross margin of 12.9% in 2007, compared to a gross margin of 7.7% in 2006.

Segment overhead for our air freight operations increased by approximately $0.62 million, or 22%, from about $4.11 million in 2006 to $4.73 million in 2007. Of this increase, approximately $0.37 million is attributable to the overhead expenses of WLG (UK) and MSA, which were added to the Group near the end of 2006, and to $0.11 million of overhead expenses from WCS, which become part of the Group on July 31, 2007. Excluding the overhead expenses of the two acquisitions in 2006 and WCS in 2007, the overhead incurred by our other subsidiaries for this segment in 2007 increased by approximately $0.14 million, when compared to 2006, for an increase of about 4%.

Net segment income for our air freight operations is approximately $0.76 million in 2007, compared to net income of $0.26 million for the same period in 2006, for an increase of $0.50 million. Most of this growth is attributable to Hong Kong's air freight operations, which reported net income of approximately $0.38 million in 2007, compared with a net loss of approximately $0.13 million for the same period in 2006, for an overall improvement of $0.51 million. This increase is largely due to obtaining lower shipping rates from air carriers, doing less co-load business and improving the efficiency of our shipments. In addition, Asean reported an increase of approximately $52,000 in net income in 2007. The increases in net income posted by Hong Kong and Asean offset decreases in income reported by the combined operations of WLG (USA) and ALI of about $70,000. WCS, which we acquired in July 2007, reported a net income of $13,000 in this segment for the five months from August to December, 2007.

Sea freight operations: Revenues from our sea freight operations rose by about 125% in 2007 when compared to 2006, growing from approximately $42.90 million to $96.48 million, for an increase of $53.58 million. Much of this improvement is a result of the growth in our existing operations, which generated an increase in revenues of about $15.05 million, or nearly 38% over 2006. Our Hong Kong operations accounted for $2.52 million of the increase, and revenues generated by WE China accounted for $2.63 million of the growth in this segment. WLG (USA) and ALI, our US subsidiaries, added revenues accounting for $4.98 million of the growth. In addition, Asean's sea freight business contributed new revenues of $4.92 million to this segment. The two acquisitions completed in 2006 provided increased revenues of about $14.72 million. Of this increase, the MSA Group contributed revenues of $10.40 million, and WLG (UK) added revenues of about $4.32 million. WCS, acquired in the third quarter of 2007, contributed revenues of approximately $23.81 million for the five months ended December 31, 2007.

Cost of sales for our sea freight operations increased 143% from $33.61 million in 2006 to $81.80 million, for an increase of $48.19 million in 2007. This increase is mainly attributable to a corresponding increase in sea freight revenues, but also to higher shipping rates, fuel surcharges and to the acquired businesses of WLG (UK), MSA and WCS, which increased the Group’s cost of sales by about $35.40 million in 2007.

The Group’s gross profit margin decreased from approximately 21.7% in 2006, to 15.2% in 2007. The decrease is due to the acquisitions of WCS and MSA, the decision of WLG (USA) to accept lower margin business and to market forces. WCS, acquired in the third quarter of 2007, and MSA, acquired at the end of 2006, posted gross margins of 7.7% and 6.8%, respectively in 2007, and this caused a reduction in our gross margin of about 4.47 percentage points. In 2006, WLG (USA) achieved a gross margin of 16.42%, which compares to its gross margin of 12.60% for 2007. WLG (USA)’s decrease caused a drop in the Group’s overall margin of about 0.47 percentage points. The remaining drop in gross margin for this segment is due to increased freight rates and to fuel surcharges levied by the shipping lines. We were able to pass on most of the fuel surcharges, but not all of the increases in freight rates, to our customers. In cases where we did bill our customers for the fuel surcharges, we still suffered a small decline in our gross margins because the fuel surcharges are not marked up to yield any gross margin. The lower gross profit margins attributable to WLG (USA) and MSA are due to a decision to grow their import business from Asia to the US as a means of gaining market share. Previously WLG (USA) had focused more on its business from exports rather than on imports.

Total segment overhead attributable to our sea freight business increased by $5.00 million, or 62%, from approximately $8.22 million in 2006, to $13.22 million in 2007. In part, this increase is attributable to the acquisitions of WLG (UK) and MSA in the fourth quarter of 2006, which together, added overhead expenses of $1.76 million to the Group in 2007 over 2006, and to WCS, which recorded overhead expenses of $1.63 million, following its acquisition on July 31, 2007. The remaining increase of $1.61 million in overhead expenses, which is an increase of about 21% when compared to last year, is attributable to our other operating subsidiaries and was incurred by them to cope with increases in their business, which on a year-to-year basis showed an increase in revenues of about 38%.

Net segment income for our sea freight operations is approximately $1.46 million in 2007, which compares to net income of $1.08 million in 2006. The improvement in net income is mainly attributable to increases in the net incomes of WEHK, WE China, and Asean which reported increases of $126,000, $67,000 and $149,000, respectively. In addition, WLG (UK) reported an increase in net income of $86,000 in this segment. A further improvement of about $0.29 million in this segment was realized in 2007 compared to 2006, resulting from WLG (USA) taking over most of ALI’s administrative operations. Against these improvements, WLG (USA) reported a net loss of $0.29 million in 2007, as compared to a net income of $0.11 million in 2006, mainly attributable to lower gross profit margins on imports and to an increase of about $0.22 million in its provision for bad debts. MSA, which was not part of the Group until December of 2006, reported a net loss in this segment of $81,000, compared to net income of $57,000 in 2006. WCS, acquired in the third quarter of 2007, reported a net income of $0.21 million for the five months ended December 31, 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS's operations each include a division that provides customs brokerage services. In 2007, revenues from customs brokerage services totaled approximately $45.71 million, compared with $27.45 million in 2006, for an increase of about $18.26 million. This growth is attributable to additional revenues of $4.70 million and $3.03 million, respectively, from WLG (UK) and MSA, and to WCS’s customs revenues of $8.64 million for the five months from August to December, 2007. Asean's customs revenues increased by about $1.89 million in 2007, or about 8%. Direct and administrative costs for this segment totaled about $45.36 million, producing net income of $0.35 million in 2007, compared to a net income of $0.13 million in 2006. The results for 2006 included a full year of Asean's customs brokerage business, as well as WLG (UK)’s business for the last quarter of 2006. In 2007, WLG (UK) reported net income of $71,000, and MSA reported a net loss of $15,000. WCS reported net income of $97,000 for the five months from August to December, 2007. Asean’s brokerage business accounts for the remaining net income of $0.20 million.

Other Operating Expenses

Salaries and allowances

Salaries and related allowances increased by $5.30 million, or 60%, from $8.80 million in 2006, to $14.10 million in 2007. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2007, additions of operational staff and management personnel during the period, the acquisitions of WLG (UK) and MSA in the last quarter of 2006, and to WCS, which we acquired in the third quarter of 2007. Taken together, the three acquisitions increased our employee count by 91 and added personnel costs of $3.50 million in 2007 over 2006. The remaining increase of $1.80 million in salaries is attributable to salary increases in our existing operations, compensation expense for stock options, an increase of three sales personnel and one management executive in Hong Kong, and eight additional employees for Asean’s operation. As of December 31, 2007, the Group's employee headcount was 315, compared to 257 employees at December 31, 2006.

Rent

Rent expense for our facilities increased by 78% from $0.85 million in 2006, to $1.51 million in 2007, for an overall increase of $0.66 million. The operations of WLG (UK), MSA and WCS added rent expense to the Group of $289,000, $52,000 and $128,000, respectively. WLG (UK) and MSA were not part of the Group until the fourth quarter of 2007, and WCS was acquired in July 2007. .In addition, Asean added rent expense of $0.22 million, mainly attributable to an increase in its office rent and to the rental in May 2007 of a new warehouse facility in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense in 2007 totaled about $4.97 million, compared to $4.13 million for the same period in 2006, for an increase of about $0.84 million. The increase is primarily attributable to the acquisitions of WLG (UK) and MSA, which increased Other SG&A expenses by $0.28 million and $87,000 in 2007, respectively, and WCS, which added Other SG&A of $0.55 million. The Other SG&A costs of ALI and WLG (USA) increased by $0.17 million when compared to 2006. Included in the increased Other SG&A costs of WLG (USA) for 2007 is an increase of $0.22 million in its provision for bad debts. As a result of cost control measures and a reduction of consulting fees, there is an overall decrease of about $.25 million in the Other SG&A expenses of the remaining subsidiaries.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $0.38 million in 2007, compared to $0.28 million in 2006. This increase of $0.10 million is partially due to the aggregate depreciation expense of $83,000 for WLG (UK), MSA and WCS. The remaining increase of $17,000 is attributable to the depreciation expense for additions of office equipment, computer equipment and leasehold improvements.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A five-year life and a value of $0.16 million were assigned to ALI's customer list, which, due to impairment write-downs in 2006 and 2007, and to amortization in 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over five years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. In 2007, MSA’s customer list was reduced by $0.60 million due to a failure of MSA to achieve certain earnings targets. WCS’s customer list was valued at $2.84 million and is being amortized over nine years. In 2007, amortization expense totaled $0.78 million, which included an impairment loss of $20,790 for the customer list of ALI as a result of the decline in its value. Total amortization expense is attributable to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the amounts of $102,456, $195,328, $31,185, $166,654, $155,012, and $131,270, respectively. Amortization expense in 2006 was $0.43 million and related to WLG (USA), Asean, ALI and WLG (UK) in the amounts of $102,456, $195,327, $124,742 and $14,014 respectively. The UK business of WLG (UK) was acquired in the fourth quarter of 2006, and no amortization expense was recorded for its customer list until the end of 2006. No amortization was provided for the customer list of MSA in 2006, as it was acquired in December of 2006. WCS was not part of the Group until July 31, 2007 and, as such, no amortization expense was recognized in 2006 for WCS’s customer list.

Interest Expense

Interest expense increased from $0.39 million for the year ended December 31, 2006, to $0.65 million in 2007. This increase is partly attributable to additional interest expense of approximately $71,000 for WLG (USA), which results from an increase in borrowings under its revolving line of credit and from a five-year, $1.0 million term loan incurred to acquire the MSA Group. WCS, which we acquired on July 31, 2007, recorded interest expense of $0.13 million for borrowings under its bank facilities. In addition, the Group incurred additional interest expense of $75,000 for two director loans of $0.75 million each, and which carry an interest rate of 12% per annum. Asean’s interest expense decreased by $16,000, mainly as a result of a reduction in the rate of interest charged for its loan facilities.

Provision for Income Taxes

The provision for income taxes increased from $0.50 million for the year ended December 31, 2006 to $0.75 million in 2007, mainly attributable to income reported by our operations in Hong Kong and Australia. Income tax of $0.56 million was provided on the combined net income of $2.69 million attributable to our Hong Kong and Australian operations. The income tax provision represents an effective tax rate of 21% and includes the use of an operating loss carry forward of $95,000 in Hong Kong. The US operations of ALI, WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated loss of $0.94 million. As such, no provision for US federal income taxes is required for these companies in 2007, but does include a provision of $25,000 for state taxes. After giving effect to all losses and amortization expense, for which no income tax benefit is provided, the effective tax rate on the Group's income of $1.87 million is approximately 41% in 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2007, our operations provided cash of approximately $2.23 million, compared with cash of $0.13 million provided by our operations for in 2006. In 2007, cash was provided by the following sources: net income of $1.12 million; increase in trade payables of $2.31 million; increase in taxes payable of $0.11 million; decrease in deposits and prepayments of $0.16 million; decrease in due from related parties of $0.2 million; amortization and depreciation expense of $1.16 million; provision for bad debts of $0.33 million and other non cash items of $42,000. Major components that used cash for operations in 2007 included: increase in trade receivables of $2.39 million; decrease in accrued charges and other payables of $0.58 million and the repayment of $0.23 million to a director.

Net cash used by financing activities totaled about $0.88 million for the year ended December 31, 2007, compared to net cash of about $1.44 million provided by financing activities for 2006. Cash provided by financing activities in 2006 included increases in bank loans of $1.31 million and a director loan of $0.26 million. Cash provided by financing activities for the year ended December 31, 2007, included two director loans of $0.75 million each, which are more fully described below. Cash used by financing activities in 2007 consists of an increase in restricted cash of $32,000, a decrease in bank overdrafts of $0.15 million, the net repayment of bank debts of $0.27 million and the repayment of capital lease obligations totaling $88,000. In addition, we paid dividends of $90,000 on our preferred stock in 2007.

Effective July 31, 2007, the Group acquired all of the membership interests of WCS in consideration for cash of $2.6 million and the issuance of 4,710,014 shares of its restricted common stock. In addition to the consideration paid at closing, the Group is obligated to issue an additional 1,962,506 shares of its restricted common stock in increments to the sellers of WCS in the event that WCS achieves certain levels of profit during the 24 month period following the closing date of the transaction. Further, the sellers of WCS shall also be entitled to receive up to 500,000 shares of WLG’s restricted common stock if any of WLG’s Series A convertible redeemable preferred stock, which was outstanding as of July 31, 2007, is converted to WLG common stock. In July 2007, two directors loaned $1.5 million to the Group, which the Group used, in part, for the purchase of WCS. Each director loan is for $0.75 million and carries an interest rate of 12% per annum. In addition, the Group used $1.1 million of its cash to complete the WCS transaction.

As of December 31, 2007, certain banks in Hong Kong had issued bank guarantees of $0.63 million to several airlines on behalf of WAE. With these guarantees, the airlines, in turn, grant credit terms to WAE. In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by cash of approximately $0.65 million deposited in restricted bank accounts. We have also given a bank guarantee of about $0.12 million in favor of the owner of the office premises occupied by Asean in Australia. In addition, a UK bank has provided a bank guarantee of $0.40 million to the Customs and Excise Department in the UK for the benefit of WLG (UK). In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).

In October 2004, WEHK and WAE (the “Hong Kong Subsidiaries”) obtained a bank loan of $0.45 million, which they used to pay income taxes and for general working capital needs. This loan was repayable in 24 equal monthly installments, with interest at the best rate charged by the lending bank, less one percent. The interest rate on this loan was 7% per annum and the loan was repaid in full by October 2006. In October 2005, the Hong Kong Subsidiaries obtained an additional loan of approximately $0.13 million, and used the loan proceeds to pay income taxes and for general working capital purposes. This loan was repaid by November, 2006. During 2006, the Hong Kong Subsidiaries borrowed approximately $0.11 million to pay income taxes and for use as working capital. This loan was fully repaid by November, 2007. In October 2007, the Hong Kong Subsidiaries borrowed $0.28 million to pay income taxes, which was repayable by equal installments over the next twelve months. As of December 31, 2007, the outstanding balance of the loan is approximately $0.23 million.

 As of December 31, 2007, WLG (USA) owed $0.37 million under a $1.0 million revolving line of credit and $0.80 million on a five-year, $1.0 million term loan pursuant to loan facilities granted to it by a bank in the last quarter of 2006. The revolving line of credit will expire on April 15, 2008. The term loan was to mature in November 2011, but has been terminated by the bank in March, 2008, and, as discussed below, was repaid in full at that time. In addition, during the third quarter of 2007, WLG (USA) was granted an additional term loan of $0.25 million from the same bank, which expired in November 2007 and was fully repaid. All of these loans carry interest at LIBOR plus 2.75%, which at December 31, 2007, was 7.98%. The $1.0 million term loan required monthly principal payments of $16,667, plus accrued interest. Principal payments of $200,000 were due in 2007. Total borrowings under the revolving line of credit and the term loan are limited to 75% of the eligible trade receivables, as defined in the loan agreement, of WLG (USA) and the MSA Group. All borrowings under these loan facilities are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and the MSA Group and a guarantee provided by the Group's parent company. The loan agreement calls for the maintenance of certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which is to be applied on a rolling basis at the end of each calendar quarter. In addition, WLG (USA) may not pay dividends without approval from its bank. As of December 31, 2007, WLG (USA) was not in compliance with the financial covenants set out in its loan agreement.  As noted above, in March 2008, WLG (USA)’s bank canceled the term loan facility and required settlement of the outstanding balance of principal and accrued interest, which was approximately $0.75 million. This amount was fully settled in March 2008 from WLG’s working capital and a loan from the Group's majority shareholder.

Asean has a receivables loan facility in the face amount of approximately $3.50 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $0.54 million. At December 31, 2007, Asean's bank debt under its receivables and overdraft facilities was $2.55 million and $0.47 million, respectively, with interest rates of approximately 10.65% for the receivables line and 9.75% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are also guaranteed by the Group’s parent company.

WCS has a receivables loan facility from a bank in the face amount of $7.00 million. This facility, which is secured in part, by all of WCS’s trade receivables, allows borrowings equal to 85% of eligible receivables, as defined in the loan agreement. As of December 31, 2007, WCS owed approximately $3.90 million under this facility. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. The facilities will expire on May 31, 2008.

We continue to execute our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed three acquisitions of freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. As set forth in our Form 8K filed on August 3, 2007, we disclosed the details of the acquisition of WCS, a freight forwarding and customs brokerage company, which we closed on July 31, 2007. We expect to make additional strategic acquisitions as a means to expand our ability to provide a full range of logistics services on a global scale. To the extent that we are unable to use our common stock in the acquisition of other companies, we will likely need to raise additional capital, if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets, and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity.

Our approximate contractual cash obligations as of December 31, 2007, are set forth in the table below, which includes all equipment lease, office and warehouse rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $384,000 per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5years
Facilities rental and equipment lease obligations	$3,102	$1,358	$1,684	$60	$—
Cargo space commitments	$3,245	$3,245	—	—	—
Total contractual cash obligations	$6,347	$4,603	$1,684	$60	$—

During the years ended December 31, 2007 and 2006, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and its analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany balances and transactions have been eliminated.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements.

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. We recognize revenue in this manner because, as a freight forwarder, as distinguished from other logistics forwarders who may recognize revenues net of certain expenses as an agent, we are subject to credit risk, inventory/cargo risk and insurance risk.

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carriers.

Air freight revenues reflect income for shipments when we act as a freight consolidator. Ocean freight revenues reflect income for arranging shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. In the case of import freight forwarding transactions, revenues and associated expenses are recognized when the shipment arrives at its contracted destination and possession of the shipment is transferred from the overseas carrier. For export freight forwarding transactions, revenues and associated expenses are recognized when the carrier takes possession of the shipment at the point of origin. In each case, the Company has completed its obligations for which the customer had contracted and has the right to receive payment. Under the Company’s revenue recognition policies, it does not account for freight in transit for export transactions by either air or sea. WLG has tested the revenue recognized under its policy and has compared this to amounts it would have recognized if it were to apply the revenue and expense recognition policies set forth in Method 3 of EITF No. 91-9, and it believes the results of operations and financial position at the end of any quarter or year-end would not be materially different than reported.

Revenues for customs clearances are recognized when goods are cleared by customs, and revenues for ancillary services performed by each customs practice, such as the delivery of goods, are recognized when the services are completed. Other services include fees earned for the provision of terminal and document handling services. These revenues are recognized upon completion of the services.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services. In addition, revenues for our warehousing services, which may include distribution, pick and pack activities and other services in connection with a customer’s inventory are recognized when the services are completed.

Recognition of Cost of Forwarding

The receipt of invoices for freight forwarding costs are often delayed, usually until after a shipment is completed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual, aggregate transportation costs are not materially different than the amounts accrued. Any differences which arise because the actual costs vary significantly from the amounts accrued are adjusted at the time the actual amounts are known.

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

Off-balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements, including the years ended December 31, 2007, and December 31, 2006, begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 19, 2007, we filed a Current Report on Form 8-K disclosing the resignation of our prior auditors and the designation of our new auditors. In connection with such resignation of our prior auditors, we reported no disagreements as set forth in Item 304(b) and no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Annual Report on Form 10-K, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the preparation of the 2006 annual audit of the Company’s subsidiary, WLG (USA) and its subsidiaries (“WLG (USA) Group”) Company’s management and Board of Directors were notified by Blackman Kallick Bartelstein, LLP, (“BKB”), the auditor for WLG (USA) Group , that during the course of their audit of WLG (USA) Group’s consolidated financial statements for 2006 they identified deficiencies in WLG (USA) Group’s internal control over financial reporting (“internal control”) that they consider to be significant deficiencies. The deficiencies relate to the following: (1) with respect to related party transactions with the Company and the Company’s other subsidiaries, a lack of regular reconciliation of inter-company account balances; (2) a lack of regular review and reconciliation of WLG (USA) Group’s general ledger and financial statements and failure to maintain proper segregation of accounting duties; (3) WLG (USA) Group’s year end close procedures did not include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; and (4) WLG (USA) Group’s chief executive officer’s ability to record transactions in the general ledger. In addition to the forgoing, BKB identified certain control deficiencies in WLG (USA) Group’s IT security policies and procedures that they did not consider to be significant deficiencies. BKB has notified the Company’s management and Board of Directors that during the course of their audit of WLG (USA) Group’s consolidated financial statements for 2007 that some of the deficiencies identified in 2006 were present in 2007. BKB also indicated that in connection with their audit of WCS’s financial statements for the five month period from August 1, 2007, to December 31, 2007, they had identified certain deficiencies in WCS’s internal control over financial reporting that they consider to be significant deficiencies or a material weakness. For 2007, the deficiencies were (1) WCS’s operational and accounting software does not determine work-in-process at the end of a month, and that this work is done manually; and (2) WCS and WLG Group’s procedures are not adequate in developing estimates to properly adjust revenues for subsequent credit memos.

Subsequent to and during calendar year 2007, management made a number of changes to address the deficiencies in internal control of the WLG (USA) Group and WCS. The changes have been wide-ranging and have addressed both internal control policies as well as personnel issues. At the core of the changes was the appointment of a new Chief Operating Officer and Chief Financial Officer to oversee the operations of the WLG (USA) Group. In early 2007, we began discussions to acquire WCS, and we completed the acquisition of this company on July 31, 2007. As part of this acquisition, both WCS’s President and its Chief Financial Officer assumed an oversight role for the WLG (USA) Group. Shortly after assuming these responsibilities, WLG (USA) Group’s existing President and its Chief Financial Officer tendered their resignations. Before and following their resignations, steps were taken to address and remediate the internal control deficiencies of the WLG (USA) Group. In addition, the deficiencies related to WCS have been addressed and changes are underway to remediate such deficiencies. To date, the following has occurred: (1) A policy is in place and is being monitored to ensure a regular reconciliation of inter-company account balances is done for related party transactions; (2) a regular review and reconciliation of WLG (USA)’s general ledger and financial statements is performed with procedures in place to maintain proper segregation of accounting duties and the balances thereof; (3) WLG (USA)’s interim and year-end close procedures now include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; (4) WLG (USA)’s chief executive officer, whose employment terminated in September 2007 and his replacement do not have the ability to record transactions in the general ledger; and (5) management has taken the decision to install at WCS the operational and accounting software used by all members of the Group, and expects the conversion to be made in 2008.  In addition to these changes, significant changes have been made to WLG (USA) Group’s IT security policies and procedures. In general, these changes addressed matters of WLG (USA) Group’s security, confidentiality and the integrity for its IT hardware and software. More specifically, the changes include improving password security, restricting access to files and data bases and up-grading equipment to improve the integrity of the back-up of operating and accounting data.

Management reviewed the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929) and assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Based on such assessment, we believe that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

Subject to the changes made to the internal control of the WLG (USA) Group as noted above, there were no changes in the Company's internal control over financial reporting in the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITIONS HELD AND TENURE
Christopher Wood	62	Chief Executive Officer and WLG director
Remo Picchietti	45	Executive Vice-President and WLG director
Paul Pomroy	52	Asean Managing Director and WLG director
Phillip Forsyth	44	Chief Operating Officer
David Koontz	65	Chief Financial Officer and WLG director
Kelvin Tang	35	Secretary

Officers and Directors:

Christopher Wood has been our Chief Executive Officer and a director since our formation. In addition, he served as our Chief Financial Officer until August 2005. Prior to the formation of WLG, Mr. Wood had been a director and Chief Executive Officer of WEHK from July 1982, and also served as a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has also served as a director of WE China since its formation in July 2004. Following the acquisition of Asean, Mr. Wood serves as a director of that company as well as a director of our newly formed Australian holding company, WLG (Australia) PTY LTD. Mr. Wood also serves as a director of our two UK subsidiaries and of WCS and WLG (USA). Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969. Except as set forth below in the narrative for Mr. Picchietti, there are no special arrangements or understandings between Mr. Wood and any other person(s) pursuant to which he was or is to be selected as a director or nominee.

Remo Picchietti, following the acquisition of WCS, was elected to be a director and to serve as the Executive-Vice President of WLG, effective August 1, 2007. He is also to continue as the President and Chief Executive Officer of WCS, and also served in these positions beginning in January 2004, when he acquired the business. Prior to 2004, Mr. Picchietti founded in 1998 and was the Principal of Mayflower Associates, which provided business development advice, strategies, and capital to assist enterprise growth via global trade specializing in the areas of logistics and supply chain management. Mr. Picchietti teaches graduate-level International Management and International Marketing classes at Chicago-area business schools. He specializes in marketing and logistics management and earned his B.S. degree from Drake University in 1984, studied at Ealing College in London, England, and earned his MBA from Northwestern University’s Kellogg Graduate School of Management in 1989.

Pursuant to a Letter Agreement executed in connection with the acquisition of WCS, Mr. Wood agreed to take all necessary or appropriate action at any meeting of WLG’s stockholders at which directors are to be elected and with respect to any consent of stockholders in lieu of a meeting to elect directors to cause all of the outstanding shares of WLG’s voting stock owned by Mr. Wood or any of his affiliates to be voted, or consent to be executed in such a manner, as to elect Remo Picchietti as a member of WLG’s board of directors. In addition, Remo Picchietti agreed to take all necessary or appropriate action at any meeting of WLG’s stockholders at which directors are to be elected and with respect to any consent of stockholders in lieu of a meeting to elect directors to cause all of the outstanding shares of WLG’s voting stock owned by Remo Picchietti or any of his affiliates to be voted, or consent to be executed in such a manner, as to elect Mr. Wood as a member of WLG’s board of directors. The Letter Agreement shall terminate on the earlier of (i) Remo Picchietti’s written request that Mr. Wood cease voting for him as a member of WLG’s board of directors (ii) the date on which Remo Picchietti beneficially owns less than 5% of WLG’s common stock (or securities convertible into or exercisable for shares of WLG’s common stock), (iii) the date on which Remo Picchietti’s non-competition obligations under his Employment Agreement expire and are no longer in effect or (iv) the date on which Remo Picchietti becomes employed by a competitor of WLG or WCS and such employment constitutes a breach of the non-compete obligations under the Employment Agreement, or would have constituted a breach of his non-compete obligations if such obligations were it still in effect.

Phillip Forsyth has been our Chief Operating Officer and, in addition, the Chief Executive Officer of WE China since February 2005. Prior to joining us, from January 2001 to February 2005, Mr. Forsyth was a General Manager for South China with Maersk Logistics, a large multi-national shipping line and logistics provider. From June 1996 to December 31, 2000, Mr. Forsyth was the Managing Director of World Connect Limited, a logistics services provider in Hong Kong. In January 2007, Mr. Forsyth relinquished his position as Chief Executive Officer of WE China. Mr. Anthony Leung, who joined the Group in January 2007, assumed the position of Chief Executive Officer for our Hong Kong and China subsidiaries.

David Koontz joined WLG in August 2005 as its Chief Financial Officer and was elected to serve as a director effective August 1, 2007. Following the acquisition of Asean, Mr. Koontz serves as a director of Asean and as a director of our newly formed Australian holding company, WLG (Aust).  Immediately before joining WLG, he served for over three years as the Chief Financial Officer and director of a U.S. public company in the alternative energy sector. Before that, Mr. Koontz was self-employed and provided consulting service to various entities including companies in Hong Kong and China. Mr. Koontz earned a CPA certificate granted by the state of California, and holds a Bachelors Degree in Business from California State University at Northridge, California. There are no special arrangements or understandings between Mr. Koontz and any other person(s) pursuant to which he was selected as a director.

Kelvin Tang has been our Company Secretary since March 2005. From June 2004, Mr. Tang has also served as the Finance and Accounts Manager for WEHK and WAE. Prior to joining the Group, he worked as an auditor for two public accounting firms for more than five years. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a Masters Degree in Corporate Finance from Hong Kong Polytechnics University.

Significant Employees

Paul Pomroy, age 52, is the Managing Director and a director of both WLG and Asean and has worked with Asean since its inception in 1984. Paul has extensive experience in all facets of the freight forwarding and logistics industry, including air and sea freight forwarding, customs brokerage and related logistics services. He has considerable experience in working in China and is familiar with doing business throughout Asia. Mr. Pomroy was elected to serve as a director of WLG, effective January 28, 2008. There are no special arrangements or understandings between Mr. Pomroy and any other person(s) pursuant to which he was selected as a director.

Robert Wong, age 51, serves as the Chief Executive Officer of our Hong Kong and China operations. Prior to assuming this position in January 2008, Robert, in February 2004, became the Vice President of WEHK. Before joining WEHK, Mr. Wong, from 1993 to 2002, was a group vice president of Jardine Logistics Services (HK) Ltd, a logistics service provider. Following that position, he then acted as a logistics consultant for ANL Container Line Pty Ltd in Melbourne, Australia. He is an MBA holder and also has a full membership in The Chartered Institute of Shipbrokers (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

Raymond Chan, age 51, assumed the position the Vice-President for our operations in Hong Kong and South China as of the end of 2007. Before that and beginning in 1986, he served as the General Manager of WEHK. In that role, he was responsible for our sea freight and VAS business in Hong Kong and Southern China. He received an Outstanding Service Award from Target Stores in Australia for logistical support in 2002.

Antony Wilshaw, age 45, worked for the UK company that was acquired by WLG (UK) when it commenced doing business in the UK in September 2006. Mr. Wilshaw is responsible for the Group’s UK operations. He has over 25 years experience in the freight forwarding and logistics industry and has worked for several public companies, holding a number of management positions. For the last eleven years, he served as a key executive of one of UK's largest independent logistics companies. Being responsible for this company's regional UK offices gave him a wide range of experience in operations, sales and finance at a senior level.

Gordon Dean, age 38, worked for the UK company that was acquired by WLG (UK) when it commenced doing business in the UK in September 2006 and is responsible for sales and marketing for our operations in the UK. Gordon has over 20 years working in all facets of the freight forwarding and logistics industry. He gained his experience working in the UK, but has significant expertise in working with the Far East and Indian Sub-Continent markets, focusing mainly on the Hong Kong, China and the India trade lanes.

Janice Williams, age 51, joined the Group when MSA was acquired in December 2006, and serves as the President of Mares-Shreve & Associates, Inc. Prior to the acquisition of MSA by the Group, Janice was the President and a co-owner of MSA, having joined the company in 1984. She has substantial experience in the logistics industry, including working extensively with customers that ship products in the Asian-US trade lanes. Janice also has substantial experience in the area of US customs, and, in addition to being responsible for MSA’s freight business, also oversees its customs practice.

Bill Ip, age 48, has been a vice president of WE China since February 2005 and is responsible for its business in Northern China. He also serves as a director of WE China. Prior to assuming his current position, in 2000, he became the general manager of WEHK.

Nicholas Hilton, age 43, is the Manager of Asean's operations in the state of Victoria, Australia, and also serves as the company's National Sales Manager. Mr. Hilton has worked for Asean since 1993 in various capacities and has gained extensive experience within the logistics industry, including freight forwarding, customs brokerage and logistics services in Australia and South East Asia.

Peter John Gialouris, age 48, is the Chief Financial Officer of Asean, having joined the company in September 2005. Prior to joining Asean, Mr. Gialouris provided consulting services for two advisory firms over the past five years in the areas of accounting, business consulting and financial planning. He holds a Bachelor of Economics degree from the University of Sydney, Australia, and is a Chartered Accountant and member of the Institute of Chartered Accountants in Australia.

Directors serve for a one-year term. Our Bylaws provide for a minimum of one director and a maximum of four directors. Our Board of Directors does not have a nominating committee since all of the members of our Board of Directors participate in the consideration of director nominees.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and our Board of Directors serves the function of an audit committee. The Board has determined that one of its directors would qualify as an audit committee financial expert, however, the Board, using the criteria established by the American Stock Exchange, has determined that the director is not independent. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in the management of the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Principal Executive Officer and each of the two most highly compensated executive officers, other than the Principal Executive Officer (collectively, the “ Named Executive Officers”) for the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-Equity Incentive	Nonqualified
Name &					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
		(1)	(2)	(3)	(4)		(5)	(6)
Christopher Wood
President and Chief Executive Officer – WLG and director	2007	247,742	0	0	0	0	0	128,945	376,687
	2006	247,742	0	0	0	0	0	119,822	367,564

Paul Pomroy
Managing Director –Asean and WLG director	2007	194,603	25,110	0	0	0	0	59,920	279,633
	2006	169,300	0	0	0	0	0	56,639	225,939

David Koontz
Chief Financial Officer – WLG and director	2007	191,250	0	0	33,844	0	0	25,692	250,536
	2006	185,000	0	0	23,156	0	0	25,692	233,848

(1) The amounts for each named individual include only that person’s base salary. Mssrs. Wood, Pomroy and Koontz serve as directors of the Group, but none of them receive any compensation for their service as a director. In addition, Mr. Picchietti, the Executive Vice-President of WLG, also serves as a director of the Group, but receives no compensation for his service as a director.

(2) (3) (5) No payments, accruals or other forms of compensation described in columns (e), (g) and (h) were made to Mr. Wood or any of the other Named Executives in the Summary Compensation Table for the years ended December 31, 2006 and 2007.

(6) Mr. Wood received a housing allowance of $108,387 for both 2007 and 2006. In addition, he was paid $17,632 and $8,845 as automobile allowances and payments of $1,548 and $1,548 and $1,378 and $1,041 were made on his behalf to a government mandated retirement plan and to a company medical plan, respectively for the years 2007 and 2006. Mr. Wood’s compensation is paid in Hong Kong dollars and has been translated at the rate of 7.8;1, which is the rate that the Hong Kong dollar is pegged to the U.S. dollar.

(6) Mr. Koontz received a monthly automobile allowance of $750 and a reimbursement of $16,692 for payments to a medical insurance plan for the years 2007 and 2006, respectively. In addition, Mr. Koontz was awarded an incentive stock option for the purchase of 200,000 shares of WLG’s common stock. The award vested over a period of 24 months and became fully vested in July, 2007. The amounts shown in column (f) are the amounts of compensation reported pursuant to FASB 123R in WLG’s consolidated, audited financial statements for the years 2007 and 2006. The exercise price for this option is $1.00 per share. The compensation element of the option award was determined using the Black-Scholes model and used the following factors: volatility - 45%; interest rate - 4.6% and assumed no forfeitures.

(6) Mr. Pomroy received payments of $39,164 and $38,666 for automobile allowances and auto reimbursements for the years 2007 and 2006, respectively. Cash amounts of $17,514 and $15,237 were contributed on his behalf to a government sponsored retirement plan and $3,243 and $2,736 were paid to a medical plan, respectively for the years 2007 and 2006. Mr. Pomroy’s bonus was paid in cash and was awarded on a discretionary basis in recognition of the performance of Asean for 2006. All of Mr. Pomroy’s compensation is paid in Australian dollars and has been translated at the historical average rate of the US dollar to the Australian dollar for 2007.

Employment Agreements.

We do not have a written employment agreement with Mr. Wood, who is the Group’s Chief Operating Officer, a director and the Group’s largest shareholder. As part of his employment, Mr. Wood receives a salary as shown in the Summary Compensation Table and is reimbursed for his housing and personal automobile expenses. Mr. Wood directly owns about 63.4 % of all voting shares of the Company’s common stock.

Paul Pomroy: Asean entered into an employment agreement with Paul Pomroy in July 2005 and this agreement remained in effect following the acquisition of Asean. Under his employment agreement, Mr. Pomroy serves as Asean's Managing Director for an indefinite term. Prior to April 2008, Mr. Pomroy received an annual salary of approximately $169,000, an annual car allowance of $22,300, reimbursement of all operating costs, an annual contribution equal to the statutory rate for Australia to a pension fund of his choice, and a bonus and stock options which shall be awarded at the sole discretion of Asean's board of directors. The agreement may be terminated by either party upon six months written notice, or in lieu thereof, upon the payment of six months salary. Effective, April 1, 2008, Mr. Pomroy’s salary was increased from Australian $225,000 to Australian $265,000 per annum, or $40,000. Translating Mr. Pomroy’s current salary to US dollars at exchange rates prevailing in March 2008 yields an annual salary of approximately US$244,000. (All of Mr. Pomroy’s compensation elements in his employment agreement are denominated in Australian dollars.)

The agreement also contains confidentiality, non-solicitation and non-competition provisions. Under these provisions, Mr. Pomroy may not solicit customers or employees of Asean or work in a competing business for a period of twelve months following termination of his employment. The prohibition against disclosing confidential is unlimited and continues after termination of employment.

David Koontz: In November 2005, the Company entered into an Employment Agreement with David Koontz to serve as its Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Koontz is entitled to an annual salary of $185,000 and is eligible to receive an annual bonus, at the discretion of the Board, of up to 100% of his base salary. He is also entitled to reimbursements for health insurance premiums and to a car allowance of $750 per month. Pursuant to the Agreement, the Company granted to Mr. Koontz an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which shall be granted pursuant to the Company's 2005 Stock Incentive Plan. Effective August 2007, Mr. Koontz’s salary was increased to $200,000 per annum.

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

Remo Picchietti: As part of the acquisition of WCS, Mr. Picchietti entered into an Employment Agreement with WLG and WCS, pursuant to which he was appointed the Chief Executive Officer of WCS and an Executive Vice President of WLG. Mr. Picchietti is to receive an annual base salary of $250,000 as the Chief Executive Officer of WCS, but shall receive no compensation in his capacity as an Executive Vice President of WLG. Mr. Picchietti is entitled to participate in WCS’s bonus program on a discretionary basis and shall be eligible to participate in WLG’s stock option plan. No stock option awards were made to Mr. Picchietti at the commencement of his Employment Agreement. He shall receive other employment benefits consistent with his position, including medical coverage, a car allowance and annual paid leave.

If the Agreement is terminated by the Group without cause or by Mr. Picchietti for Good Reason, (as defined in the Agreement), Mr. Picchietti is entitled to receive his base salary and reimbursement for health and insurance premiums for a period of twelve months if termination occurs after 12 months of employment. Lesser amounts shall be paid if a termination occurs before the expiration of 12 months. In addition, Mr. Picchietti shall be paid for any unused vacation time and any bonus that had been approved by the Board, and any unvested options shall vest immediately. Except for a termination without cause or by Mr. Picchietti for Good Reason, Mr. Picchietti shall be subject to non-solicitation and non-competition provisions, which shall continue for 18 months following the date the Agreement is terminated. The agreement also contains confidentiality provisions and these shall continue until such confidential information becomes publicly available.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Presented in the following table are the outstanding equity awards as of December 31, 2007, for the Named Executive Officers listed in the Summary Compensation table.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
David Koontz	200,000	0		1.00	08/15/15

DIRECTOR COMPENSATION

No amounts were paid or accrued to the Group’s directors in connection with their service as directors for the fiscal year ended December 31, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 25, 2008, we had 31,400,094 shares of common stock issued and outstanding.

The following table sets forth information, as of March 25, 2008, with respect to the beneficial ownership of our preferred and common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (d) (e)		Percent of Class
Series A Preferred Stock	Chris Wood	2,000,000	(a)	100%

Common Stock	Chris Wood	21,919,720	(a)	65.6%
	Remo Picchietti	5,210,014	(b)	16.3%

	David Koontz	200,000	(c)	0.6%

	Paul Pomroy	1,589,000	(d)	5.1%

	All directors and executive officers as a group (nine persons)	29,128,034	(e)	85.4%

(a)
Mr. Wood owns 19,919,620 shares of common stock directly and beneficially 100 shares of a family member. In addition, he owns 2.0 million shares of the Company’s Series A Preferred Stock which is convertible at any time into 2.0 million shares of common stock. For the purpose of determining Mr. Wood’s direct and beneficial ownership of common stock, it has been assumed that Mr. Wood exercised the conversion privilege to convert the Series A Preferred Stock into 2.0 million shares of common stock.

(b)
Mr. Picchietti owns 4,710,014 shares of common stock and is to be issued an additional 500,000 shares of common stock at the time Mr. Wood converts his shares of Series A Preferred Stock into common stock. For the purpose of determining Mr. Picchietti’s ownership of common stock, it has been assumed that both he and Mr. Wood acquired all of the shares of common stock issuable to them as a result of converting the 2.0 million shares of the Series A Preferred Stock to common stock.

(c)	Mr. Koontz holds an option to acquire 200,000 shares of the Company’s common stock. The option became fully vested in August 2007.
(d)
Mr. Pomroy holds 1,586,000 shares of the Company’s common stock in a trust that he controls. He also beneficially owns 3,000 shares that are in the names of his minor children. In addition to the three officers disclosed in the above table, another five officers hold shares of the Company’s common stock. One officer holds 100,000 shares in a trust he controls and beneficially owns 3,000 shares of common stock owned by his minor children. The other officers all hold their shares directly and own no shares beneficially.

(e)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages shown are calculated based upon 31,400,094 shares of common stock outstanding on March 25, 2008, plus an additional 2.0 million shares of common stock that may be acquired by Mr. Wood and 500,000 shares of common stock to be issued to Mr. Picchietti upon the conversion of the Series A Preferred Stock owned by Mr. Wood. In addition, it has been assumed that Mr. Koontz exercised his option to acquire 200,000 shares of the Company’s common stock. Thus, the numbers and percentages shown include the shares of common stock actually owned as of March 25, 2008, and the shares of common stock that the person or group had the right to acquire within 60 days of March 25, 2008. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 25, 2008, upon the exercise of options, warrants or conversion privilege are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During the years ended December 31, 2007 and December 31, 2006, we conducted trade transactions through one agent that is deemed to be a related party. Trade transactions include revenues earned by us and amounts collected on our behalf (freight costs incurred by us and amounts collected on behalf of the related parties) in the ordinary course of business. In addition, we paid certain expenses on behalf of this related party, or vice versa. Details are as follows:

Transactions with Asean Logistics Inc ("ALI")

As of December 31, 2007 and 2006, ALI owed Christopher Wood $71,823 for funds he advanced to ALI to be used for its working capital needs.

Transactions with Wako Logistics (Thailand) Co. Ltd. ("WLT")

Mr. Wood is a director and owns 50% of the outstanding equity interests of WLT.

During the years ended December 31, 2007 and December 31, 2006, we made sales through WLT, as our agent, of none and $40,700, respectively, in the ordinary course of our freight business. The amount due from WLT as of December 31, 2006, was approximately $18,000 and no balance is due at December 31, 2007.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the years ended December 31, 2007 and 2006, rental expenses of approximately $108,000 for each year, were paid or were payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosures under the section for  Executive Compensation.

In connection with WLG’s acquisition of WCS, WCS, under the terms of a financing agreement with certain of its lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and the value of warrants (the “Warrants”) held by the Debt Holders. The total amount owed to the Debt Holders, which included interest ($29,600), principal ($2,700,000) and the Warrants ($262,500) was $2,992,100. Of this amount, WLG provided cash of $2,550,000 to WCS, and WCS used $442,100 of its cash to repay the Debt Holders in full for all of their interests. Of the funds provided by WLG, $1,050,000 was from WLG’s working capital and the remaining amount of $1,500,000 was provided by WLG to WCS was by way of two loans of $750,000 each from Mr. Koontz and Mr. Wood, the Chief Financial Officer and Chief Executive Officer, respectively of WLG. As of the date of this report, the final details relating to maturity and payment of the loans provided by the two officers have not been finalized. As of the date of this report, WLG has made interest payments on the loans, at the rate of 12% per year, to Mr. Koontz and Mr. Wood of $37,500 each.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2007, the Board determined that none of our directors was independent based upon such criteria.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Mazars CPA Limited. As reported in our Form 8-K filed on July 24, 2007, the Group appointed Mazars CPA Limited as its independent accountant effective as of July 20, 2007. Our previous independent accountant was Moores Rowland Mazars, and this firm underwent a re-organization in 2007 and did not continue as Moores Rowland Mazars. Certain members of Moores Rowland Mazars formed Mazars CPA Limited, and we hired that firm to be our independent accountant. Set forth below are the aggregate fees billed by Moores Rowland Mazars and Mazars CPA Limited for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2007 and 2006, and the review of the financial statements included in the Company's Forms 10-Q and 10−QSB for 2007 and 2006. (See also Part II, Item 9.)

Audit Fees
Year ended December 31, 2007:	$101,226
Year ended December 31, 2006:	$96,774
Audit-Related Fees (1)
Year ended December 31, 2007:	$5,419
Year ended December 31, 2006:	$9,032
Tax Fees (2)
Year ended December 31, 2007:	$2,632
Year ended December 31, 2006:	$2,310

(1)
For fiscal year 2007, the audit-related service fees were for the review of our Forms 8-K and 8-K/A filed to report the acquisition of WCS. The audit-related service fees for 2006 include $4,903 for the review of Form 8-K in connection with an acquisition, and $4,129 for assistance in responding to a request from the Securities and Exchange Committee for additional information for the Company’s Form 10-KSB filed for the year ended December 31, 2005.

(2)	Tax fees are for the preparation of the Hong Kong profit's tax returns and related tax computations for the fiscal years 2007 and 2006, respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

 The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report.

(2)           Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3)           The exhibits listed below are filed as part of this annual report.

Exhibit Number and Document Description

3.1	Composite Certificate of Incorporation of WLG Inc., as amended. (10)
3.2	Bylaws of Wako Logistics Group, Inc. (1)
4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood. (2)
4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (3)
10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)
10.2	Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood (2)
10.3	Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood. (2)
10.4	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (4)
10.5	Wako Logistics Group, Inc. 2005 Stock Incentive Plan. (4)
10.6	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen. (5)
10.7	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005. (6)
10.8	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005. (7)
10.9
Membership Interest Purchase Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., World Commerce Services, LLC, Remo Picchietti and Mary Picchietti (nonmaterial schedules and exhibits identified in the agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. Wako Logistics Group, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.). (8)

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Auditors. (10)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (10)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: March 30, 2008	By:	/s/ Christopher Wood
Christopher Wood Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2008	/s/ Christopher Wood
Christopher Wood Chief Executive Officer and Director (Principal Executive Officer)

/s/ David Koontz
David Koontz Chief Financial Office and Director (Principal Financial Officer and Accounting Officer)

/s/ Remo Picchietti
Remo Picchietti Executive Vice President and Director

/s/ Paul Pomroy
Paul Pomroy Managing Director of Asean and Director

EXHIBIT INDEX

Exhibit Number and Document Description

3.1	Composite Certificate of Incorporation of WLG Inc., as amended. (10)
3.2	Bylaws of Wako Logistics Group, Inc. (1)
4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood. (2)
4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (3)
10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)
10.2	Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood (2)
10.3	Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood. (2)
10.4	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (4)
10.5	Wako Logistics Group, Inc. 2005 Stock Incentive Plan. (4)
10.6	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen. (5)
10.7	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005. (6)
10.8	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005. (7)
10.9
Membership Interest Purchase Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., World Commerce Services, LLC, Remo Picchietti and Mary Picchietti (nonmaterial schedules and exhibits identified in the agreement have been omitted pursuant to Item 601b.2 of Regulation S-K. Wako Logistics Group, Inc. agrees to furnish supplementally to the Commission upon request by the Commission a copy of any omitted schedule or exhibit.). (8)

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Auditors. (10)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (10)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008
(10)	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
WLG Inc.
(formerly known as Wako Logistics Group, Inc.)
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of WLG Inc. and its subsidiaries (collectively, “WLG”, the “Company”, or the “Group”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. WLG is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the WLG’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

Mazars CPA Limited
Certified Public Accountants
Hong Kong

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Consolidated Statements of Operations
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

		Year ended December 31,	Year ended December 31,
		2006	2007
	Note	US$	US$
Revenues:
Freight		58,196	106,367
Agency services		2,787	4,256
Other services		39,324	65,679

Total revenues		100,307	176,302

Operating expenses
Cost of forwarding		(84,579)	(152,273)
Selling and administrative expenses		(13,778)	(20,577)
Depreciation and amortization		(719)	(1,164)

Total operating expenses		(99,076)	(174,014)

Income from operations		1,231	2,288
Other income (expense)
Interest income		46	59
Interest expense		(392)	(651)
Other income, net		169	167

Income before income taxes		1,054	1,863

Provision for income taxes	3	(501)	(748)

Net income		553	1,115

Dividends on preferred stock		(90)	(90)

Income applicable to common stock		463	1,025

Net income per share:

Basic earnings per share	4	0.02	0.04

Diluted earnings per share	4	0.02	0.04

Weighted average common shares outstanding

Basic		25,390,080	28,664,415

Diluted		25,421,163	28,746,805

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Consolidated Balance Sheets
At December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

		2006	2007
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,528	1,631
Restricted cash	5	372	649
Certificates of deposit, restricted	5	245	-
Trade receivables, net of allowance: (2007-$798, 2006-$520)		14,635	22,198
Deposits, prepayments and other current assets		687	894
Due from related parties	12	198	-
Tax prepaid		108	18

Total current assets		17,773	25,390

Property, plant and equipment, net	6	927	1,396
Deposits and other non-current assets		216	208
Deferred tax assets	3	231	246
Intangible assets, net	7, 8	4,052	5,505
Goodwill	7, 8	3,888	9,328

Total assets		27,087	42,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	9	616	471
Trade payables		8,006	11,650
Accrued charges and other payables		3,534	3,868
Bank loans - maturing within one year	9	3,383	7,854
Current portion of capital lease obligation	10	138	102
Due to directors	12	439	1,710
Income tax payable		287	314

Total current liabilities		16,403	25,969

Non-current liabilities
Non-current portion of capital lease obligations	10	38	163
Other non-current liabilities		28	232
Deferred tax liabilities	3	-	9
Bank loans - maturing after one year	9	800	-

Total non-current liabilities		866	404

Commitments and contingencies	11

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Consolidated Balance Sheets
At December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

		2006	2007
	Note	US$	US$

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	13	2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2006: 25,390,080) shares issued and outstanding	13	25	31
Additional paid-in capital		8,014	12,760
Accumulated other comprehensive income Foreign currency translation adjustments		115	220
Retained earnings		1,662	2,687

Total stockholders' equity		9,818	15,700

Total liabilities and stockholders' equity		27,087	42,073

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Consolidated Statements of Stockholders’ Equity
Year ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)
	Convertible and redeemable preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Employee benefit compensation	Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2006	2,000,000	2	25,390,080	25	6,714	19	(8)	1,199	7,951
Comprehensive income:
- net income	-	-	-	-	-	-	-	553	553
- foreign currency translation adjustment	-	-	-	-	-	96	-	-	96
Total comprehensive income									649
Common stock to be issued as earn-out payment (Note #)	-	-	-	-	1,300	-	-	-	1,300
Dividend paid	-	-	-	-	-	-	-	(90)	(90)
Employee compensation	-	-	-	-	-	-	8	-	8

Balance as of December 31, 2006	2,000,000	2	25,390,080	25	8,014	115	-	1,662	9,818

Comprehensive income:
- net income	-	-	-	-	-	-	-	1,115	1,115
- foreign currency translation adjustment	-	-	-	-	-	105	-	-	105
Total comprehensive income									1,220
Issue of new common shares:
- earn-out payment (Note #)	-	-	1,300,000	1	(1)	-	-	-	-
- acquisition of subsidiary	-	-	4,710,014	5	4,705	-	-	-	4,710
Dividends paid	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	42	-	-	-	42

Balance as of December 31, 2007	2,000,000	2	31,400,094	31	12,760	220	-	2,687	15,700

Note:

#
According to the terms of the purchase agreement for the acquisition of Asean, in addition to the 3.5 million restricted shares as mentioned in Note 1 to the financial statements, the Sellers of Asean had the ability to earn, as contingent consideration, 1.3 million restricted shares of WLG common stock. As of December 31, 2006, the Sellers of Asean had met the requirements to earn the 1.3 million shares, and the shares were issued to them in 2007.

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

	Note	Year ended December 31,	Year ended December 31,
		2006	2007
		US$	US$
Cash flows from operating activities:
Net income		553	1,115

Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation		283	382
Bad debts		242	331
Amortization of intangible assets		436	782
Share-based amortization		8	42
Loss on disposal of property, plant and equipment		8	-

Changes in working capital:
Trade receivables		(3,350)	(2,391)
Deposits and prepayments		(279)	157
Due from related parties		271	198
Trade payables		1,572	2,311
Accrued charges and other payables		510	(574)
Due to related parties		(45)	-
Due to a director		(144)	(229)
Income tax payable		67	110

Net cash provided by operating activities		132	2,234

Cash flows from investing activities:
Acquisitions of property, plant and equipment		(305)	(459)
Acquisition of the following:
MSA		(797)	-
U.K. business		(163)	-
WCS	8	-	(2,550)
Proceeds from disposal of property, plant and equipment		8	-

Net cash used in investing activities		(1,257)	(3,009)

Cash flows from financing activities:
Certificates of deposit		-	245
Restricted cash		(90)	(277)
Bank overdrafts		32	(145)
Bank loans – net		1,313	(267)
Repayment of capital lease obligations		(95)	(88)
Dividend on preferred stock		(90)	(90)
Due from related parties		113	-
Loans from directors		258	1,500

Net cash provided by financing activities		1,441	878

Net increase in cash and cash equivalents		316	103

Cash and cash equivalents at beginning of year		1,212	1,528

Cash and cash equivalents at end of year		1,528	1,631

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

WLG Inc. (“WLG”, the “Company”, or the “Group”) (formerly known as Wako Logistics Group, Inc.) was incorporated on December 2, 2003 pursuant to the laws of Delaware in the United States of America, with authorised and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share. All outstanding common stock was issued to Mr. Christopher Wood (“Mr Wood”).

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc. On the same date, its authorized number of shares was reduced to 60 million shares, of which 55 million shares are common stock, and 5 million shares are preferred stock. WLG functions as a holding company.

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

After the share exchanges, WLG became the parent and controlling company of the Operating Subsidiaries, and Mr. Wood became the controlling shareholder WLG.

The transfer of Mr. Wood’s interest in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Group have been presented as if the Operating Subsidiaries had been owned by WLG since the earliest date covered by these financial statements.

WEHK was incorporated in Hong Kong on June 4, 1982. During the periods covered by these financial statements, its authorized capital stock consists of 1,000,000 shares of common stock, par value of HK$1 per share. WEHK’s principal activity is the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989. During the periods covered by these financial statements, its authorized capital stock consists of 10,000 shares of common stock, par value of HK$100 per share. WAE’s principal activity is the provision of air freight forwarding services.

During the period from May 1, 2001, to December 19, 2003, Mr. Wood owned 75% of the Operating Subsidiaries’ issued and outstanding capital stock. On December 19, 2003, Mr. Wood acquired the remaining 25% equity interests in each of WEHK and WAE and became the sole shareholder of each. For accounting purposes, the acquisition of this additional 25% equity interest was treated as a private transaction between shareholders.

During the months of February and March 2004, WLG issued an aggregate of 440,000 shares of its common stock, of which 122,800 shares were to consultants, 66,500 shares were to its employees and 250,700 shares were to independent parties.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

The shares issued to consultants were for professional services rendered to WLG and were valued at $61, which was the aggregate fair value of the shares issued. The fair value of these shares was determined by WLG’s board of directors. The board believes that this value is comparable to the value of similar services offered by other service providers in the market. The amount recorded as consideration and compensation was expensed as the services were rendered.

The WLG shares of common stock were sold to employees and independent third parties at a price of $0.50 per share. Proceeds of $159 from the issuance of these issues are recorded as common stock and additional paid-in capital.

In July and November 2004, the Group established two new 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co Limited (“WECCL”) in Hong Kong. WECCL had not commenced business as of December 31, 2007. The authorized capital stock of WECCL consists of 10,000 shares of common stock with a par value of HK$1 per share, which was fully paid as of December 31, 2004. WE China commenced business in February 2006 and provides freight forwarding services in the PRC. As of December 31, 2006, the registered capital of WE China is RMB 6,000 and was paid in full. During 2007, the registered capital of WE China was increased to RMB 6,500, and was paid in full as of December 31, 2007.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON. The total purchase price consisted of a cash payment of $1,000 and a professional fee of $50. WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., (“ALI”), a California corporation, in exchange for 250,000 restricted shares of WLG’s common stock pursuant to the terms of an agreement for the purchase and sale of stock between WLG and the seller. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the shares of ALI to WLG (USA).

ALI is a non-asset based freight forwarding company and provides freight forwarding services to its customers who ship products primarily between Asia and the United States. Prior to and as of the effective date of the acquisition of ALI, WLG and ALI were parties to an agency agreement pursuant to which each agreed to jointly handle certain shipments of customers of both companies at the ports of loading and destination. As of December 31, 2007, all administrative and accounting functions for ALI had been assumed by WLG (USA).

On November 9, 2005, WLG (Australia) Pty Ltd. (“WLG (Aust)”), a wholly owned Australian subsidiary of WLG, , completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”) in exchange for 3.5 million restricted shares of WLG’s common stock. In addition to the 3.5 million restricted shares, the sellers of Asean were issued 1.3 million additional restricted shares of WLG common stock in 2007 as a result of Asean achieving certain financial goals during the fifteen-month period ended December 31, 2006.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

Asean is a non-asset based freight forwarding and logistics company and has been in the freight forwarding and logistics business for over 20 years. Based in Sydney, Australia, and with an office in Melbourne and representative agents in all of Australia’s mainland states, Asean provides freight forwarding and logistics services, as well as customs brokerage services, to its customers, most of whom ship products primarily between Asia and Australia.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides freight forwarding and customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991 in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC. WCS is based in Schaumburg, Illinois and has offices in New York, Atlanta, Los Angeles and San Francisco. It is a non-asset based freight forwarding company and also has a customs practice. WCS provides a full range of logistics and brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China.

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc. The amendment was approved by written consent of the Company’s board of directors and holders of all of the Company’s Series A Convertible Redeemable Preferred Stock and holders of approximately 78% of the Company’s Common Stock. A Certificate of Amendment to the Company’s Restated Certificate of Incorporation was filed with the Delaware Secretary of State on December 3, 2007. The amendment to the Company’s Restated Certificate of Incorporation became effective December 21, 2007.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The consolidated financial statements and accompanying notes are prepared in accordance with US generally accepted accounting principles.

Basis of consolidation
The consolidated financial statements include the financial information of WLG and its subsidiaries. The financial information of each of the companies is included in the Group’s audited consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2007, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income
The Group adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2007, the Group recorded other comprehensive income of $105, being the translation difference arising from the consolidation of its overseas subsidiaries’ financial statements.

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

Depreciation is provided to write off the cost, less accumulated impairment losses, of property, plant and equipment over their estimated useful lives from the date on which they become fully operational and after taking into account their estimated residual values, using the straight-line method. Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonableness basis and depreciated separately.

Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Motor vehicles	3 years
Leasehold improvements	over the shorter of estimated useful lives or leased period

Assets held under capital leases are depreciated over the shorter of their expected useful lives or the term of the leases.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for the impairment of long-lived assets
Long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is accomplished by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. Impairment losses, if any, are measured as the excess of the carrying amounts of the assets over their estimated fair values. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less the costs to dispose of such assets.

Leasing
Leases are classified as capital leases whenever the terms of the lease transfers substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under capital leases are recognised as assets of the Group at the lower of the fair value of the leased assets and the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Finance charges implicit in the purchase payment are charged to the statement of operations over the term of the relevant lease so as to produce a charge at a constant periodic rate on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

Revenue recognition
The Group derives its revenues from three principal sources: air freight, ocean freight and customs brokerage.

As a non-vessel operating common carrier, the Group does not own transportation assets. Rather, the Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The sell rate is the rate the Group bills to customers and the buy rate is the rate the Group pays to the carriers. By consolidating shipments from multiple customers and concentrating its buying power, the Group may be able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates than its customers would otherwise be able to negotiate for themselves.

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

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
The Group recognizes revenue gross as a principal rather than net as an agent. The Group recognizes revenue in this manner because the Group, as a freight forwarder, as distinguished from other logistics forwarders that are required to recognize revenues net as an agent, is subject to credit risk, inventory / cargo risk and insurance risk.

Revenues realized in other capacities, for instance, when the Group acts as an agent for the shipper, include only the commissions earned for the services performed. These revenues are recognized upon completion of the services.

Other services include performing customs brokerage, arranging delivery of goods, performing warehousing and distribution services and preparing and transmitting terminal and shipping documents. Revenues are recognized upon completion of the respective services, and upon the clearance of goods for customs brokerage.

Recognition of cost of forwarding
The billing for the cost of forwarding is usually delayed until after a shipment is completed. As a result, the Group has to estimate the cost of purchased transportation and services and accrue an amount on a load-by-load basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual, aggregate transportation costs are not materially different than the amounts accrued. However, in any case in which the actual cost varies significantly from the accrual, a revision to the accrual is recorded.

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

Uses of estimates
The preparation of the Group’s consolidated financial statements in conformity with US GAAP requires WLG’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the report periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, taxes and contingencies.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation
Transactions involving currencies other than the US dollar are translated at the approximate rates of exchange existing at the transaction dates. Translation differences are included in the consolidated statement of operations.

The reporting currency of the Group is the US dollar. The consolidated financial statements consolidate the financial statements of all foreign subsidiaries. These foreign subsidiaries use their local currencies as the functional currency. For Group consolidation purposes, assets and liabilities of subsidiaries whose functional currency is not the US dollar are translated into US dollars at the rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates during the year. The effects of translation adjustments are recorded in accumulated other comprehensive income.

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

Allowance for doubtful accounts and concentration of credit risk
The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable. It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $520 as of December 31, 2006 and $798 as of December 31, 2007.

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

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

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

Consolidation of variable interest entities
In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003.

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

A major shareholder of the Group has an interest in certain other companies with which the Group has agency agreements for the performance of freight forwarding services. These agreements and the transactions thereunder are based on normal commercial terms. Transactions with these entities are regarded as “related party transactions” which have been fully disclosed in Note 12 to the consolidated financial statements. Under the terms of FIN46R, these entities are considered as “businesses”. FIN46R paragraph 4(h) stipulates that an entity that is a business is not required to be evaluated by a reporting enterprise to determine if the entity is a VIE. Accordingly, the adoption of FIN 46R does not have an impact on the Group’s consolidated financial statements.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Share-Based Payment
Effective April 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004)”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the vesting period. Stock-based compensation expense is included in selling, general and administrative expenses.

On April 19, 2005, the Company adopted the Wako Logistics Group 2006 Stock Incentive Plan (the "Incentive Plan"). As of December 31 2007, WLG’s board had approved the award of stock options to certain employees to allow them to purchase an aggregate of 220,000 shares of WLG’s common stock.

Recent accounting pronouncements
In September 2006, the FASB issued FAS No. 157, Fair value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us from the beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 will have material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to recognize. The Company does not believe there are significant unrecognized tax benefits, and the adoption of FIN 48 does not have a material impact on the Company's financial position.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense is comprised of the following:

	Year ended December 31,	Year ended December 31,
	2006	2007
	US$	US$

Current tax
United States	(13)	25
Hong Kong	231	299
PRC	165	145
Australia	85	273
United Kingdom	32	6
Deferred tax
Australia	1	(8)
United States	-	8

	501	748

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	Year ended December 31,	Year ended December 31,
	2006	2007
	%	%

Statutory tax rate	40.0	40.0
Effect of permanent differences	18.0	15.3
Effect of foreign tax rate	(31.4)	(29.3)
Increase in valuation allowance	23.4	15.6
Others	(2.5)	(1.4)

Effective rate	47.5	40.2

The statutory rate for the years ended December 31, 2006 and 2007, refers to the US statutory tax rate, including state taxes.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

(c)
As of December 31, 2007, the parent company, WLG, had U.S. federal and state consolidated income tax loss carryforwards of approximately $291 that may be used to reduce future taxable income. These carryforwards expire for U.S. federal tax purposes in various years beginning in 2024 and ending in 2027. In addition, the Group has a foreign tax credit carryforward of $301, which will expire in 2017.

(d)	The temporary differences that give rise to a significant portion of the deferred income tax assets and liabilities as of December 31, 2006 and 2007 are as follows:

	Assets		Liabilities
	2006	2007	2006	2007
	US$	US$	US$	US$

Other receivables and accrued expenses	231	246	-	-
Others	-	-	-	9

Net deferred tax	231	246	-	9

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

4.	EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	Year ended December 31, 2006
	Income	Weighted average number of shares	Per share amount
	US$		US$
Net income	553
Dividends on convertible redeemable preferred stock	(90)	2,000,000	0.05

Basic earnings per share
Income available to common stockholders	463	25,390,080	0.02

Effect of dilutive securities
Warrant	-	31,083
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion	463	25,421,163	0.02

	Year ended December 31, 2007
	Income	Weighted average number of shares	Per share amount
	US$		US$
Net income	1,115
Dividends on convertible redeemable preferred stock	(90)	2,000,000	0.05

Basic earnings per share
Income available to common stockholders	1,025	28,664,415	0.04

Effect of dilutive securities
Employee stock options	-	82,390
Warrant (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion	1,025	28,746,805	0.04

#:
For 2006, common stock is not increased by the 2,000,000 shares related to the convertible redeemable preferred stock. In 2007, common stock is not increased by the 2,000,000 shares related to the convertible redeemable preferred stock, the 500,000 shares issuable to the sellers of WCS upon conversion of the convertible redeemable preferred stock, or the conversion of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered because the effect of increasing the outstanding common stock by 2.0 million and 2.6 million shares would be anti-dilutive for 2006 and 2007, respectively.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan and guarantee facilities granted by banks:

(i)	Certificates of deposit and restricted cash.

	2006	2007
	US$	US$

Certificates of deposit	245	-
Restricted cash	372	649

	617	649

(ii)	Accounts receivable and all other assets of Asean, which as of December 31, 2007, were approximately $7,561.

(iii)	Accounts receivable and all other assets of WLG (USA) and MSA Group, which as of December 31, 2007, were approximately $7,023.

(iv)	Accounts receivable and all other assets of WCS, which as of December 31, 2007, were approximately $7,421.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	2006	2007
	US$	US$

Computer equipment	914	1,353
Office equipment	584	995
Furniture and fixtures	166	367
Motor vehicles	102	83
Leasehold improvements	651	587

	2,417	3,385
Less: Accumulated depreciation	(1,490)	(1,989)

Net book value	927	1,396

The capital lease assets included above are as follows:

	2006	2007
	US$	US$

Cost	373	690
Accumulated depreciation	(88)	(187)

Net book value	285	503

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2006 and 2007, were:

	2006			2007
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
	US$	US$	US$	US$	US$	US$
Amortized intangible assets
Non-contractual customer list	4,622	570	4,052	6,857	1,352	5,505

Amortization expense for the year ended December 31, 2007, is $782, which included an impairment loss of $21 related to the decline in fair value of the customer list of ALI. The balance of the customer list of ALI is nil after giving effect in 2007 to the impairment of this asset. Amortization expense for the year ended December 31, 2006, was $436, which included an impairment loss of $92 related to the decline in fair value of the customer list of ALI. During the year ended December 31, 2007, the Group recorded a purchase price adjustment to reflect the remaining potential earn-out liability to the former stockholders of MSA. This adjustment resulted in the reduction of the customer list and accrued earn-out payment liability of $600.

Estimated amortization expense for each of the following five years is:

US$

2008	868
2009	868
2010	791
2011	751
2012	599

The change in the carrying amount of goodwill is as follows:

US$

Balance as of January 1, 2007	3,888
Acquisition of subsidiary - WCS	5,440

Balance as of December 31, 2007	9,328

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES

(i)	Acquisition of business of UK Division

On September 15, 2006, WLG’s wholly owned second-tier UK subsidiary, WLG (UK), entered into a Purchase Agreement (“Agreement”) with the Administrators acting for a U.K. company (“UK Co.”) pursuant to which WLG (UK) acquired, in an all cash transaction, (the “Transaction”) certain of the assets of UK Co’s business located in Manchester, United Kingdom (“UK Division”).

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

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

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

US$
Net assets acquired of:

Property, plant and equipment, net	38
Work in process	52
Trade and other payables	(163)
Intangible assets	833

Net assets	760

Consideration:

Cash	152
Accrual of contingent earn-out payment	597
Other costs capitalized	11

760

Goodwill arising from acquisition	-

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(ii)	Acquisition of Mares - Shreve & Associates, Inc

On December 1, 2006, WLG’s wholly owned subsidiary, WLG (USA) acquired all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc, (“Sea Systems”, and collectively, the “MSA Group”). At closing, WLG (USA) made a cash payment of $1,150 to the shareholders (“Sellers”), and placed $50 in a six month escrow account to cover potential claims, if any, that may arise against the MSA Group or the Sellers.

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

WLG (USA), the Sellers and the MSA Group provided representations and warranties that are typical and consistent for a Transaction of this size and scope. Sellers also warranted that the net worth of the MSA Group at closing shall be at least $1,050 and have warranted that 100% of the MSA Group’s trade receivables on hand as of the closing date will be collected within 150 days. Any shortfall in the collection of the trade receivables must be paid by the Sellers to the MSA Group within 10 days following the termination of the 150 day collection period. WLG has provided a guarantee to the Sellers for the payment obligations undertaken by WLG (USA) in connection with the Transaction.

The underlying assets of the MSA Group consist of its work-in-process inventory, trade receivables, office furniture and equipment, computer hardware and software, certain minor prepaid assets and its customer list. MSA Group’s customer base has been very stable with many customers being with the MSA Group for over 15 years.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(ii)	Acquisition of Mares - Shreve & Associates, Inc (Continued)

The MSA Group provides custom brokerage and freight forwarding services from its offices in Seattle, Washington, and Long Beach, California. MSA, which was incorporated on May 15, 1979, in Washington state, provides customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991 in Washington state, is a non-asset based freight forwarder and provides a full range of air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship product from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice, than its freight forwarding business. Prior to completion of the Transaction, WLG and the MSA Group had not worked together.

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

The acquisition of MSA has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG (USA) has allocated the Purchase Price to the tangible assets, liabilities and intangible assets acquired, based on the fair value of the net assets at the effective date of the acquisition. At December 1, 2006, the fair value of identifiable assets, less the fair value of liabilities of MSA Group, was approximately $2,543, which comprised gross assets of approximately $3,050, including an intangible asset for customer relationships of $1,550, tangible assets of $33, trade and other receivables of $1,121 and cash and cash equivalent of $346, less total liabilities of about $507. The intangible asset is being amortized over a period of ten years. No goodwill has been recorded in connection with the acquisition of MSA. The potential cash earn-out payment of $800 and the obligation to issue WLG shares in the amount of $600 were accrued as a contingent purchase obligation as of the closing date

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(ii)	Acquisition of Mares - Shreve & Associates, Inc (Continued)

US$
Net assets acquired:

Property, plant and equipment, net	33
Cash and cash equivalents	346
Trade and other receivables	1,121
Trade and other payables	(507)
Intangible assets	1,550

Net assets	2,543

Consideration:

Cash	1,143
Accrual of contingent earn-out payment	1,400

2,543

Goodwill arising from acquisition	-

(iii)	Acquisition of business of WCS

On July 31, 2007, (the “Closing Date”) WLG acquired all of the membership interests (the “Membership Interests”) of World Commerce Services LLC (“WCS”) (the “Acquisition”) from the two holders of all of WCS's Membership Interests (“Sellers”).

At closing, WLG issued 4,710,014 shares of its restricted common stock (“Consideration Shares”) as initial consideration for the purchase of the Membership Interests, of which 2,943,759 Consideration Shares were delivered to the Sellers and 1,766,255 Consideration Shares were placed in escrow to cover potential claims. WCS, under the terms of a financing agreement with certain lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and to redeem all warrants (the “Warrants”) held by the Debt Holders. The total amount owed for the principal and the Warrants were $2,700 and $263, respectively. In completing the Acquisition, WLG provided cash of $2,550 to WCS, and WCS used $413 of its funds to repay the Debt Holders in full for the Mezzanine Debt and to redeem all outstanding Warrants.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(iii)	Acquisition of business of WCS (Continued)
The Consideration Shares paid to the Sellers were valued at $1.00 per share. The per share value for the Consideration Shares was negotiated between WLG and the Sellers on an arm’s length basis, and gave effect to a number of factors, including the value of WCS, the lack of a meaningful daily trading volume and active market for WLG’s common stock (“WLG Shares”) and other acquisitions completed by WLG. During the three months preceding the Closing Date, there was minimal trading in WLG Shares. During this period, less than ¼ percent of WLG Shares were traded daily, and the average price for the shares traded was about $1.35. On the three trading days preceding the announcement of the Acquisition and the four trading days immediately following the announcement of the Acquisition, no WLG Shares were traded. Both WLG and the Sellers agreed that, in the absence of an active market for WLG Shares and given the value of WCS, the price of $1.00 per share for the Consideration Shares issued to the Sellers represented a good faith effort to establish the fair market value of WLG Shares as of the Closing Date.

In addition to the Consideration Shares, WLG may be required to issue up to 1,962,506 shares (“Earn-Out Shares”) of its restricted common stock to the Sellers if certain financial results are achieved by WCS for the 24 months ending July 31, 2009. The Earn-Out Shares are to be issued in increments to the Sellers based on the trailing 12 months earnings of WCS before depreciation, amortization interest and taxes (“Rolling EBITDA) measured as of July 31, 2008, December 31, 2008, and July 31, 2009. From each Earn-Out payment, WLG shall withhold 25% of the Earn-Out Shares as security for the payment of potential claims. The Sellers also have the right to receive up to 500,000 restricted shares (the “Conversion Shares”) of WLG Shares in the event that any shares of WLG Series A convertible redeemable preferred stock, outstanding as of the Closing Date, are later converted into WLG Shares. If the Sellers receive the maximum Earn-Out Shares and the full number of Conversion Shares, they will have received 7,172,520 WLG Shares. As of the Closing Date, it is not possible to determine if all, or any, of the Earn-Out Shares will be issued to the Sellers, or whether the Sellers will be entitled to receive any Conversion Shares. In computing the Purchase Price in accordance with SFAS No. 141, it was determined that the value of the Earn-Out Shares and/or the Conversion Shares should not be accrued as an element of the Purchase Price. Accordingly, the Purchase Price for the Membership Interests is $7,335, and such amount is stated in accordance with SFAS No. 141.

WLG, the Sellers and WCS provided representations, warranties and indemnities that are typical and consistent for an acquisition of this size and scope. In particular, the Sellers and WCS have warranted and provided an indemnity to WLG that 100% of WCS’s trade receivables on hand as of the Closing Date will be collected within six months of closing. In addition, the Sellers and WCS have provided an indemnity to WLG to cover all losses arising from litigation outstanding as of the Closing Date or which may relate to events prior to the Closing Date. The Sellers maximum liability for warranty and indemnification claims is limited to the number of WLG shares received by them. WLG has the right to deliver its shares of common stock to the Sellers in satisfaction of obligations it may have because of a breach of any of its representations or warranties.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(iii)	Acquisition of business of WCS (Continued)

The underlying assets of WCS consist of its work-in-process inventory, trade receivables, office furniture and equipment, computer hardware and software, certain minor prepaid assets and its customer list.

WCS is based in Schaumburg, Illinois and has offices in New York, Atlanta, Los Angeles and San Francisco. It provides a full range of custom brokerage and freight forwarding services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China. WCS does not own or lease any transportation assets or warehouse facilities, but contracts for space on ships and aircraft as well as for warehouse facilities to meet the needs of its customers. Prior to completion of the Acquisition, WLG and WCS had not worked together.

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

2.
Obtained WCS’s expertise for import transactions. Prior to the acquisition, much of WLG’s US business was focused on export transactions. Adding WCS’s expertise and customer base is expected to help WLG increase its freight forwarding business to and from the US.

3.	Gained additional freight customers with a majority of shipments originating in China, which WLG believes will allow greater utilization of its offices in China.

4.	By adding increased freight volumes in the Asia-Pacific trade lanes, WLG may become more competitive in this market by being able to negotiate lower shipping rates.

The acquisition of WCS has been recorded using the purchase method of accounting in accordance with SFAS No. 141. WLG has allocated the Purchase Price to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of the net assets at the effective date of the Acquisition. At July 31, 2007, the fair value of identifiable assets, less the amount of liabilities of WCS, was approximately $1,490, which comprised gross assets of approximately $9,305, including an intangible asset for customer relationships of $2,835, less total liabilities of about $7,140. The intangible asset is being amortized over a period of nine years on a straight- line basis. Goodwill of approximately $5,845 was recorded as part of the Acquisition. This amount represented the excess of the Purchase Price over the net assets acquired. The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142. The results of operations for WCS from August to December 2007 have been included in the consolidated results of operations of WLG for the year ended December 31, 2007.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

(iii) Acquisition of business of WCS (Continued)

US$
Net assets acquired:

Property, plant and equipment, net	343
Other assets	354
Trade and other receivables	5,503
Trade and other payables	(7,140)
Intangible asset - customer list	2,835

Net assets	1,895

Consideration:

Cash - repayment of debt and redemption of warrants	2,550
WLG common stock	4,710
Accrual of transaction expenses	75

7,335

Goodwill arising from WCS acquisition	5,440

The following unaudited pro forma information assumes the acquisition of WCS occurred at the beginning of each period presented. The unaudited pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of WLG’s operations.

	Year ended December 31,
	2006	2007
	(Unaudited)	(Unaudited)
	US$	US$

Revenue	180,741	219,784

Net income	432	1,472

Net income per share of common stock

- Basic	0.01	0.05

- Diluted	0.01	0.05

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2006	At December 31, 2007
	US$	US$
Facilities granted
- bank guarantees	784	1,148
- overdraft facilities	459	591
- bank loans	5,266	12,778
- foreign exchange facilities	-	219
- lease facilities	-	235

Total bank facilities	6,509	14,971

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $628 will expire within one year from December 31, 2007, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $120 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $400 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loans mature on various dates as follows: (i) $276 on October 17, 2008, (ii) $1,000 revolving line of credit on April 15, 2008, (iii) $7,000 revolving credit facility in May 2008 and (iv) $1,000 term loan, which originally expires in November 2011. On March 12, 2008, WLG (USA) received a notice from the bank terminating the term loan facility and requiring settlement for the outstanding balance of principal and accrued interest, which was approximately $751. This amount has been fully settled in March 2008 from WLG’s working capital and by a director loan. The remaining loan facility of $3,502 is an ongoing facility that may be terminated by either the bank or WLG giving 30 days notice to the other party.

The bank loans and revolving credit facilities of $12,778 are secured as follows: (i) term loan of $276 is unsecured and repayable within one year by monthly installments, (ii) the $1,000 revolving line of credit and the $1,000 five year term loan are secured by a first position blanket lien on substantially all of the assets of WLG (USA) and the MSA Group and a guarantee provided by the Group’s parent company, (iii) $3,502 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean, (iv) $7,000 is secured by WCS’s accounts receivables and a guarantee provided by the Group’s parent company. As of December 31, 2007, these bank loans and revolving credit facilities carried interest rates from 6.00% to 10.65% per annum.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES (CONTINUED)

Certain of the bank guarantees, totaling $628, are collateralized by cash of $649. In addition, a bank guarantee of $120 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of the assets of Asean. The remaining bank guarantee of $400 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

The overdraft facility of $591 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility in the amount of $219, which at December 31, 2007, had not been utilized. Asean has a leasing facility of $235, and $36 was outstanding as of December 31, 2007, and this facility is secured by the assets under lease. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company. As of December 31, 2007, the leasing facility carried interest rates of 7.00% to 8.44% per annum. As of December 31, 2006 and 2007, the weighted average interest rate of the Group’s short-term bank borrowings was 10.15% and 8.50% per annum, respectively.

	At December 31, 2006	At December 31, 2007
	US$	US$
Utilized
Committed lines
- bank guarantees	784	1,148
- overdraft facilities	459	471
- bank loans	4,183	7,854
- foreign exchange facilities	-	-
- lease facilities	-	36

Total bank facilities utilized	5,426	9,509

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

10.	CAPITAL LEASE OBLIGATION

The following is a schedule, by year, of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Total
US$

Year ending Dec 31,
2008	125
2009	87
2010	83
2011	14

309
Less amount representing interest	(44)

Present value of future minimum lease payments	265
Less current liabilities	(102)

Non-current portion	163

11.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for obligations in effect as of December 31, 2006 and 2007:

	2006	2007
	US$	US$

Within one year	790	1,358
Over one year but not exceeding two years	543	968
Over two years but not exceeding three years	300	466
Over three years but not exceeding four years	122	250
Over four years but not exceeding five years	8	60

Total operating lease commitments	1,763	3,102

Rental expense under operating leases for the years ended December 31, 2006 and 2007, was $752 and $1,544, respectively.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

11.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Cargo space commitments

The Group in the course of its business enters into agreements with various airlines and shipping lines pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of December 31, 2007, the obligation for the minimum amount of such cargo space to be utilized in the coming 12 months was $3,245.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2007, and subject to the legal proceeding against WCS as described below, the aggregate, outstanding amount of claims was approximately $42. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equals approximately $6,800 including an unspecified amount for costs of delay, lost profit and lost revenue. The Group intends to vigorously defend each of the foregoing actions. WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG

David Koontz (“DK”)	Director and officer of WLG

Yip King Lin, Paul (“PY”)	Director of the Group’s subsidiaries until April 2006

Paul Pomroy (“PP”)	PP is a director and officer of Asean and a director of WLG (Aust) and a director of WLG

Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW is a shareholder and director of WLT

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Angus International Freight Pty Limited (“AIFP”)	PP was a director of AIFP until May 1, 2006

Warehouse Solutions International Pty Limited (“WSIP”)	PP was a director of WSIP until May 1, 2006

Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ

Bettervale Pty Limited (“BPL”)	PP was a director of BPL until May 1, 2006

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Details of related parties

Name	Principal activities	Ownership (as of December 31, 2007)
		Name of owner	% held

WLT	Provision of sea and air freight forwarding services in Thailand #	CW Others	50 50	% %

JWP	Leases property to CW	CW	100%

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

In addition to the above, under these agency agreements, sometimes either the Group or the overseas agent is obliged to act as a “collection agent” to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to who is to pay the freight cost is determined by either the shipper and/or the consignee, both the Group and the overseas agent only act in accordance with the customers’ instructions in the collection process. In the case that the collecting party is not the party who pays the freight cost to the carrier, the collecting party has to reimburse the other party to enable it to settle the freight cost.

In both cases, either the Group or the overseas agent has to issue an invoice to the other party for an amount attributable to it. The amounts include the service fees earned and may also include the freight cost collected by the other party.

During the years ended December 31, 2006 and 2007, one overseas agent was a related party. In identifying the related party transactions for accounting disclosure purposes, only the handling fee income earned by the Group from the related party overseas agent and the handling fees paid by the Group to the related party overseas agent are disclosed as related party transactions. The amounts that the Group billed to the related party overseas agent, who only acted as a collection agent, are not shown as related party transactions. Similarly, the amounts that the related party overseas agent billed to the Group, who only acted as a collection agent, are not shown as related party transactions.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	2006	2007
	US$	US$
Due from related parties (Note (i))
WLT	18	-
ACSQ	169	-
PP	11	-

	198	-

Due to directors (Note (ii))

CW	439	960
DK	-	750

	439	1,710

Notes:

(i)
The amounts due from related parties were unsecured, interest-free and fully repaid during 2007. Transactions in these accounts during the periods covered by these financial statements represented mainly:

a)	amounts paid/collected on behalf of related parties; and

b)	handling income receivable/handling fee payable/rental payable and related settlements.

(ii)
Amounts due to directors are unsecured, interest-free and repayable on demand except two director loans of $750 each to the Company, which were used as part of the consideration for the acquisition of 100% of the membership interests of WCS. The loans carry an interest rate of 12% per annum and have no fixed repayment term.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions with related entities:

	WSIP	BPL	PP	ACSQ	AIFP	WLT	Total
	US$	US$	US$	US$	US$	US$	US$

January 1, 2006	124	7	7	155	190	13	496
Trade transactions	-	-	-	-	-	41	41
Net settlements	(124)	(4)	4	14	(190)	(36)	(336)
Reclassified as non-related parties	-	(3)	-	-	-	-	(3)

December 31, 2006	-	-	11	169	-	18	198
Net settlements	-	-	(11)	(169)	-	(4)	(184)
Charged to income statement	-	-	-	-	-	(14)	(14)

December 31, 2007	-	-	-	-	-	-	-

Notes:

•	Net settlements are the amounts that the Group paid (or received).

Additional details of transactions

	Year ended December 31,	Year ended December 31,
	2006	2007
	US$	US$
Handling fee paid/payable
WLT	2	-

Rental paid/payable
JWP	108	108

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the years ended December 31, 2006 and 2007, with directors / stockholders:

	CW	DK	Total
	US$	US$	US$

January 1, 2006	325	-	325
Advances	258	-	258
Expenses/draws	(144)	-	(144)

December 31, 2006	439	-	439

Loans from directors	750	750	1,500
Interest accrued	38	38	76
Interest paid	(38)	(38)	(76)
Expense paid	(229)	-	(229)

December 31, 2007	960	750	1,710

Notes:

•	Expenses / loan repayments include amounts that were either paid directly to or for the benefit of CW or DK.

13.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock:

During September and October 2005, WLG, through a private transaction received subscriptions for the sale of 928,080 shares of its common stock at a price of $1.00 per share, and received the full proceeds of $928 for all of the subscribed shares as of December 31, 2005.

WLG, as part of the agreements and/or understandings with certain of its employees, issued 63,000 shares of its common stock to such employees as compensation for services as of December 31, 2005. The fair market value of the shares has been recorded as an addition to paid-in-capital and common stock as of December 31, 2005, and the employee benefit is recorded in the stockholders’ equity section of the accompanying consolidated financial statements. Compensation expense is amortized and recorded in each period the services are rendered, and the related employee benefit account is reduced by a like amount. All amounts of compensation expense for these shares have been fully amortized to expense as of December 31, 2006.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

In addition, a consultant was issued 10,000 shares of WLG’s common stock as payment for services in the year ended December 31, 2005. The issuance of these shares is recorded as an expense and as an addition to common stock and additional paid-in capital.

As of December 31, 2006, the terms of an earn-out provision measured by the earnings before interest and taxes of Asean for the 15 months ended December 31, 2006, obligated the Company to issue an additional 1.3 million shares of the Company’s restricted common stock to the former shareholders of Asean. At December 31, 2006, goodwill and additional paid-in capital were increased by $1,300 to record the fair value, as determined by the Board of Directors, of these shares.  In 2007, all of the 1.3 million shares of common stock were issued to the former shareholders of Asean.

During 2007, the Company issued 4,710,014 shares of its restricted common stock as part of the consideration for the acquisition of WCS. Under the terms of the Purchase Agreement with the Sellers of WCS, the Company may be required to issue up to 1,962,506 shares of its restricted common stock to the Sellers if certain financial results are achieved by WCS over the 24 months ending July 31, 2009. In addition, the Company is obligated to issue, on a pro-rata basis, up to 500,000 shares of its restricted common stock to the Sellers in the event that the holder of WLG’s Series A convertible redeemable preferred stock, outstanding as of the Closing Date of WCS, converts the Series A convertible redeemable preferred stock into WLG common stock.

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

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. As of December 31, 2007, a majority of the directors were not independent and the conditions for a redemption had not been met. No Series A Preferred Stock has been converted or redeemed.

14.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,	Year ended December 31,
	2006	2007
	US$	US$

Cash paid for:
Interest expense	392	651
Income tax	434	643

Other non-cash transactions:

(i)
On December 31, 2006, additional paid-in capital was increased by $1,300 to give effect to the 1.3 million shares of restricted common stock subsequently issued in 2007 in finalization of an earn-out provision in connection with the purchase of Asean.

(ii)
On December 31, 2006, additional contingent purchase price consideration of $597 and $1,400 was accrued in connection with the acquisitions of the UK Division and MSA, respectively. During the year ended December 31, 2007, the Group recorded a purchase price adjustment to reflect the remaining potential earn-out liability to the former shareholders of MSA. This adjustment resulted in the reduction of the customer list and accrued earn-out payment liability of $600.

(iii)	On July 31, 2007, WLG acquired all of the outstanding membership interests of WCS by the issuance of 4,710,014 WLG shares of its restricted common stock valued at $4,710.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

15.	SHARE-BASED PAYMENT

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

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. To date, the board has not yet formally approved the award, but it has approved the employment agreement containing the terms of the option commitment. As such, the Company views approval of this option to be a formality and has established August 2005 as the grant date for this option. Effective January 15, 2007, the board approved and awarded stock options to three employees to purchase an aggregate of 20,000 shares of the Company’s common stock. The vesting periods for the August 2005 and January 2007 options were 2 and 3 years, respectively.

The fair value of each option granted during the year ended December 31, 2007, and the option granted in August 2005, was estimated as of the grant date for each option using the Black-Scholes option-pricing model. The assumptions used for the model were as follows: (1) expected life of 2 and 3 years for the August 2005 and January 2007 options, which is the same as the vesting period of these options, respectively; (2) zero dividend yield; (3) volatilities of 45% and 57.7% for the August 2005 and January 2007 options, respectively, which is based on the volatility of the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies; (4) no post vesting terminations; and (5) a risk free interest rate of 4.6%. The weighted average grant-date fair value of the options granted in August 2005 and January 2007 was $0.28 and $1.22 per share, respectively.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under this method, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the year ended December 31, 2007, was $42. As of December 31, 2007, the compensation expense related to non-vested options totaled $16 and is expected to be recognized over 24 months. The total intrinsic value of the options outstanding and options exercisable as of December 31, 2007, was $90. No tax benefit was recognized for the stock option expense recorded for the year ended December 31, 2007.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

15.	SHARE-BASED PAYMENT (CONTINUED)

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-	-

Outstanding at December 31, 2006	200,000	1.00	8.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71

Exercisable at December 31, 2007	206,667	1.06	7.63

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

16.	RETIREMENT PLAN

The Group participates in a number of Mandatory Provident, Retirement and Pension Schemes in each of the jurisdictions that it does business. With the exception of the US, all Schemes are mandatory and contributions are based on the statutory requirements of each jurisdiction. The assets for each of these schemes are held and managed by either the government or separate trustees unrelated to the Company. The contributions by the Company to each scheme are charged to expense as incurred.

The expense for all Mandatory Provident, Retirement and Pension Schemes incurred for the years ended December 31, 2006 and 2007, was $723 and $964, respectively.

WLG (USA) and the MSA Group each operate a 401(k) plan for their personnel.  Both 401(k) plans allow substantially all of WLG (USA) and MSA’s employees to elect to make tax-deferred contributions to their respective plans, subject to statutory limitations.  One employee has elected not to participate in such plan. WLG (USA) does not contribute to its 401(k) plan, but the MSA Group matches up to 4% of the amounts contributed by its employees.

17.	OPERATING RISKS

a)	Credit risk and its concentration

The Group provides freight forwarding, customs brokerage and other services to its customers, and it is required to set forth the details of individual customers accounting for more than 10% of the Group’s sales. As of December 31, 2006 and 2007, no customer accounted for more than 10% of the Group’s trade receivables.

Certain aspects of the freight forwarding industry and customs brokerage business involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit on payment of their invoices from the time cargo has been delivered for shipment. Competitive conditions require that the Group offer 30 days or more credit to many of its clients. In the customs brokerage business, normal credit terms are from 7 to 15 days. In order to avoid cash flow problems and bad debts, the Group attempts to maintain tight credit controls through the use of credit checks, credit limits and periodic account reviews. However, the Group may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom the Group has extended credit either delay their payments or become unable or unwilling to pay their invoices after the Group has completed shipment of their goods, cleared the goods through customs or performed other services on their behalf.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted. Concentration of credit risk (whether on or off balance sheet) arises from the Group’s major customers and related companies, but the management, in its opinion, consider that the risk of recoverability of the unreserved receivable is minimal.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

17.	OPERATING RISKS (CONTINUED)

b)	Concentration of suppliers

The Group sourced forwarding services from a number of suppliers, and is required to set forth the details of individual suppliers accounting for more than 10% of the Group’s cost of sales. Details of individual suppliers accounting for more than 10% of the Group’s cost of sales appear in note 18(b).

As of December 31, 2006 and 2007, no supplier accounted for more than 10% of the Group’s trade payables.

c)	Geographical concentrations

The Group's customers ship freight to and from many countries including Australia, China, the UK, the US and several European and Asian countries. It is possible that in the near term, customers in these geographical areas could experience disruptions in their operations, as a result of events such as changes in the economy or political events. As a result, there is a possibility that such events may have a severe impact on the Group’s revenues and receivables derived from activities in these and other countries. Approximate percentages of revenues and receivables in the respective geographic areas are as follows:

	Year ended December 31,	Year ended December 31,
	2006	2007
	%	%
Revenues
Americas	14	38
Asia and others	42	27
Australia	39	27
Europe	5	8

	100	100

	2006	2007
	%	%

Trade Receivables
Americas	18	41
Asia and others	25	13
Australia	43	31
Europe	14	15

	100	100

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
Years ended December 31, 2006 and 2007

(Dollars in thousands except share data and per share amounts)

18.	MAJOR CUSTOMERS AND SUPPLIERS

(a)	There are no individual customers that account for more than 10% of the Group's revenues.

(b)	Details of individual suppliers accounting for more than 10% of the Group's cost of forwarding are as follows:

	Year ended December 31,	Year ended December 31,
	2006	2007
	%	%
Major suppliers
L	12	<10
P	23	13

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade and other receivables, trade and other payables, bank overdraft and bank loans approximate their fair values because of the short-term nature of these amounts.

WLG Inc.
(formerly known as Wako Logistics Group, Inc.)

Notes to the Consolidated Financial Statements
8 months ended December 31, 2004 and years ended December 31, 2006 and 2007

20.	SEGMENTS OF THE BUSINESS

Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding (ii) sea forwarding and (iii) customs brokerage services. The following table summarizes the Group’s operations analyzed by air forwarding, sea forwarding and customs brokerage services:

During the years ended December 31, 2006 and 2007

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2006	2007	2006	2007	2006	2007	2006	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenues	29,957	34,110	42,904	96,480	27,446	45,712	100,307	176,302
Cost of forwarding	(25,588)	(28,615)	(33,606)	(81,802)	(25,385)	(41,856)	(84,579)	(152,273)
Depreciation	(100)	(76)	(292)	(247)	(30)	(59)	(422)	(382)
Interest income	28	29	17	26	1	4	46	59
Interest expense	(88)	(93)	(193)	(342)	(111)	(141)	(392)	(576)
Other segment income, net	30	40	86	81	14	47	130	168
Other segment expenses	(3,871)	(4,464)	(7,473)	(12,256)	(1,775)	(3,255)	(13,119)	(19,975)
Taxation	(105)	(170)	(361)	(480)	(35)	(98)	(501)	(748)

Segment income	263	761	1,082	1,460	125	354	1,470	2,575
Corporate expenses							(917)	(1,460)

Net income							553	1,115

Segment assets	6,696	6,765	9,905	15,472	2,527	4,997	19,128	27,234

Unallocated assets							7,959	14,839

Total assets							27,087	42,073

Property, plant and equipment – additions	53	77	219	255	33	127	305	459

Report of Independent Registered Public Accounting Firm Audited Consolidated Financial Statements WLG Inc. (Formerly known as Wako Logistics Group, Inc.) Years ended December 31, 2006 and 2007

Report of Independent Registered Public Accounting Firm Audited Consolidated Financial Statements WLG Inc. (Formerly known as Wako Logistics Group, Inc.) Years ended December 31, 2006 and 2007