Form 10-Q
period 2008-03-31
WLG INC
filed 2008-05-15
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

On May 12, 2008, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

WLG Inc.

NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. This report on Form 10-Q contains forward-looking statements concerning WLG Inc. (“WLG,” the “Company” “we”, “our” or the “Group”) and its future operations, plans and other matters. Any statements that involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as “expects”, or “does not expect”, “is expected”, “anticipates“, or “does not anticipate”, “plans”, “estimates”, or “intends”, or stating that certain actions, events or results “may”, “could”, “might”, or “will” be taken or occur, or be achieved) are not statements of historical fact and may be “forward looking statements.”

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1of our Report on Form 10-K for the year ended December 31, 2007. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WLG Inc.

Consolidated Statements of Operations
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

		3 months ended March 31,
		2007	2008
		(unaudited)	(unaudited)
	Note	US$	US$
Revenues:
Freight		15,975	32,264
Agency services		1,060	967
Customs and other services		12,274	20,871

Total revenues		29,309	54,102

Operating expenses
Cost of forwarding		(24,561)	(47,365)
Selling and administrative expenses		(4,206)	(6,051)
Depreciation and amortization		(242)	(318)

Total operating expenses		(29,009)	(53,734)

Income from operations		300	368

Other income (expense)
Interest income		9	15
Interest expense		(118)	(244)
Other income (expense), net		47	(52)

Income before income taxes		238	87

Provision for income taxes		(88)	(81)

Net Income		150	6

Dividends on preferred stock		(22)	(22)

Income (Loss) applicable to common stock		128	(16)

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		28	73

Total comprehensive income		156	57

Earnings (loss) per share:

Basic earnings (loss) per share	2	0.00	0.00

Diluted earnings (loss) per share	2	0.00	0.00

Weighted average common shares outstanding

Basic		26,690,080	31,400,094

Diluted		26,833,422	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and March 31, 2008

(Dollars in thousands except share data and per share amounts)

		At December 31, 2007	At March 31, 2008
			(unaudited)
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,631	2,346
Restricted cash		649	526
Trade receivables, net of allowance (2007-$798; 2008-$706)		22,198	21,107
Deposits, prepayments and other current assets		894	1,070
Tax prepaid		18	5

Total current assets		25,390	25,054

Property, plant and equipment, net		1,396	1,455
Deposits and other non-current assets		208	58
Deferred tax assets		246	325
Intangible assets, net		5,505	5,288
Goodwill		9,328	9,328

Total assets		42,073	41,508

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	3	471	619
Trade payables		11,650	11,975
Accrued charges and other payables		3,868	3,802
Bank loans - maturing within one year	3	7,854	6,267
Current portion of capital lease obligations		102	83
Due to directors	5	1,710	2,274
Income tax payable		314	324

Total current liabilities		25,969	25,344

Non-current liabilities
Non-current portion of capital lease obligations		163	144
Other non-current liabilities		232	231
Deferred tax liabilities		9	30

		404	405

Commitments and contingencies	4	-	-

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and March 31, 2008

(Dollars in thousands except share data and per share amounts)

	At December 31, 2007	At March 31, 2008
		(unaudited)
	US$	US$
Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and none issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value of $1,500)	2	2
Common stock, US$0.001 par value, 55 million shares authorized, 31,400,094 shares issued and outstanding	31	31
Additional paid-in capital	12,760	12,762
Accumulated other comprehensive income
- Foreign currency translation adjustments	220	293
Retained earnings	2,687	2,671

Total stockholders' equity	15,700	15,759

Total liabilities and stockholders' equity	42,073	41,508

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

	3 months ended March 31,
	2007	2008
	(unaudited)	(unaudited)
	US$	US$
Cash flows from operating activities:
Net income	150	6

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	79	101
Amortization	163	217
Allowance for bad debts	4	67
Other non-cash items	16	2

Changes in working capital:
Trade receivables	2,409	1,024
Deposits, prepayments and other current assets	(174)	(26)
Trade payables	(632)	325
Accrued charges and other payables	123	(29)
Due from related parties	(1)	-
Due to directors	(65)	(61)
Income tax payable	(69)	(35)

Net cash provided by operating activities	2,003	1,591

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(78)	(125)

Net cash used in investing activities	(78)	(125)

Cash flows from financing activities:
Restricted cash	(136)	123
Bank overdrafts	(138)	148
Bank loans repaid	(1,005)	(1,587)
New director loan	-	625
Repayment of capital lease obligations	(30)	(38)
Dividends on preferred stock	(22)	(22)

Net cash used in financing activities	(1,331)	(751)

Net increase in cash and cash equivalents	594	715
Cash and cash equivalents at beginning of period	1,528	1,631

Cash and cash equivalents at end of period	2,122	2,346

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.               ORGANIZATION AND BASIS OF PRESENTATION

WLG Inc. (“WLG”, the “Company”, or the “Group”) (formerly known as Wako Logistics Group, Inc.) was incorporated on December 2, 2003, pursuant to the laws of Delaware in the United States of America, with authorized and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share. All outstanding common stock was issued to Mr. Christopher Wood (“Mr. Wood”).

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc. On the same date, WLG’s authorized number of shares was reduced to 60 million shares, of which 55 million shares were common stock, and 5 million shares were preferred stock.

Pursuant to certain Share Exchange Agreements entered into between WLG and Mr. Wood (and his nominee) on January 18, 2004, WLG consummated a combination with Wako Express (H.K.) Company Limited (“WEHK”) and Wako Air Express (H.K.) Company Limited (“WAE”) (collectively, Operating Subsidiaries”) by the issuance of 20,000,900 shares of WLG common stock in exchange for 100% of the outstanding stock of WEHK and WAE.

After the share exchanges, WLG became the parent and controlling company of the Operating Subsidiaries, and Mr. Wood became the controlling shareholder of WLG.

The transfer of Mr. Wood’s interests in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Group have been presented as if the Operating Subsidiaries had been owned by WLG since the earliest date covered by these financial statements.

WEHK was incorporated in Hong Kong on June 4, 1982, and since that date, WEHK’s principal activity has been the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989, and since that date, WAE’s principal activity has been the provision of air freight forwarding services.

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong. WE China began business in China in February 2005 as a full-service, freight forwarding company. WECCL had not commenced business as of March 31, 2008.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON. The total purchase price for the voting interests of KON consisted of a cash payment of $1,000 and a professional fee of $50. WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.              ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc., (“ALI”), a California corporation, in exchange for 250,000 restricted shares of WLG’s common stock. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the shares of ALI to WLG (USA).

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers who ship products primarily between Asia and the United States. As of December 31, 2007, all administrative and accounting functions for ALI had been assumed by WLG (USA).

On November 9, 2005, WLG (Australia) Pty Ltd. (“WLG (Aust)”), a wholly owned Australian subsidiary of WLG, completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited ("Asean") in exchange for 3.5 million restricted shares of WLG’s common stock. An additional 1.3 million shares of WLG’s restricted common stock was issued to the sellers of Asean in 2007 in recognition of Asean achieving certain financial goals during the fifteen-month period ended December 31, 2006.

Founded in 1984 and based in Sydney, Australia, Asean also has an office in Melbourne and maintains relationships with cargo agents in all of Australia’s mainland states. Asean provides freight forwarding and logistics services, as well as customs brokerage services, to its customers, most of whom ship products primarily between Asia and Australia.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings. Effective September 15, 2006, WLG (UK) acquired for cash the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK).

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

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC. WCS is based in Schaumburg, Illinois, and has offices in New York, Atlanta, Los Angeles and San Francisco. It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.            ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., and the amendment became effective December 21, 2007.

As of March 31, 2008, all subsidiaries are wholly-owned, and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2008, and for the 3 months ended March 31, 2007 and 2008, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of the management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008, and results of operations and cash flows for the 3 months ended March 31, 2007 and 2008, have been made. The results of operations for the 3 months ended March 31, 2007 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.            EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share were computed as follows (unaudited):

	3 months ended March 31, 2007
	Income	Weighted average number of shares	Per share amount
	US$		US$
Net income	150

Dividends on convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders	128	25,390,080
Additional common stock to be issued as earn-out payment	-	1,300,000

	128	26,690,080	0.00

Effect of dilutive securities
Employee stock options (Note #)	-	21,671
Warrants(Note #)	-	121,671
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders
assuming conversion of dilutive securities	128	26,833,422	0.00

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.              EARNINGS (LOSS) PER SHARE (CONTINUED)

	3 months ended March 31, 2008
	Income (Loss)	Weighted average number of shares	Per share amount
	US$		US$
Net income	6

Dividends on convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic loss per share
Loss applicable to common stockholders	(16)	31,400,094	0.00

Effect of dilutive securities
Employee stock options(Note #)	-	-
Warrants (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Loss applicable to common stockholders
assuming conversion of dilutive securities	(16)	31,400,094	0.00

#:
For 2007, common stock was not increased by the 2,000,000 shares related to the convertible preferred stock, and, for 2008, common stock is not increased by the 2,000,000 shares related to the convertible preferred stock, the 500,000 shares issuable to the sellers of WCS upon conversion of the convertible preferred stock, or the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered and the exercise of 245,000 outstanding employee stock options granted to employees because the effect of increasing the outstanding common stock by 2.0 million and 2.8 million shares would be anti-dilutive for 2007 and 2008, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.            BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2007	At March 31, 2008
	US$	US$
		(Unaudited)
Facilities granted
- bank guarantees	1,148	1,041
- overdraft facilities	591	619
- bank loans and revolving credit lines	12,778	10,942
- foreign exchange facilities	219	229
- lease facilities	235	246

Total bank facilities	14,971	13,077

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $517 will expire within one year from March 31, 2008, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $126 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $398 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loans and revolving credit lines mature on various dates as follows: (i) $276 on October 17, 2008, and (ii) $7,000 revolving credit line in May 2008. The remaining loan facility of $3,666 is an on-going facility that may be terminated by either the bank or WLG giving 30 days notice to the other party. On March 12, 2008, WLG (USA) received a notice from the bank terminating its term loan facility and revolving credit line. The bank required that the outstanding balance of principal and accrued interest for the term facility, which was approximately $751, be settled prior to the end of March 2008, and set April 15, 2008, for cancellation of the revolving credit line. This term loan was fully settled in March 2008 from WLG’s working capital and by a director loan, and the balance of $125 in the revolving credit line was paid in full in April 2008, from the Group’s working capital.

The bank loans and revolving credit lines of $10,942 are secured as follows: (i) term loan of $276 is unsecured and repayable within one year by monthly installments, (ii) $7,000 is secured by all of WCS’s assets including accounts receivables and a guarantee provided by the Group’s parent company, and (iii) $3,666 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.            BANKING FACILITIES (CONTINUED)

Certain of the bank guarantees, totaling $517, are collateralized by cash of $526. In addition, a bank guarantee of $126 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of the assets of Asean. The remaining bank guarantee of $398 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

The overdraft facility of $619 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility in the amount of $229, which at March 31, 2008, had not been utilized. Asean has a leasing facility of $246, of which $13 was outstanding as of March 31, 2008. This facility is secured by the assets under lease. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company. As of March 31, 2007 and 2008, the weighted average interest rate of the Group’s short-term bank borrowings was 9.76% and 7.98% per annum, respectively.

	At December 31, 2007	At March 31, 2008
	US$	US$
		(Unaudited)
Utilized
Committed lines
- bank guarantees	1,148	1,041
- overdraft facilities	471	619
- bank loans and revolving credit lines	7,854	6,267
- foreign exchange facilities	-	-
- lease facilities	36	13

Total bank facilities utilized	9,509	7,940

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

4.            COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes these approximate future minimum lease payments for operating leases in effect as of December 31, 2007 and March 31, 2008:

	At December 31, 2007	At March 31, 2008
		(unaudited)
	US$	US$

Within one year	1,358	1,557
Over one year but not exceeding two years	968	1,137
Over two years but not exceeding three years	466	805
Over three years but not exceeding four years	250	649
Over four years but not exceeding five years	60	401

Total operating lease commitments	3,102	4,549

Rental expense under operating leases for the 3 months ended March 31, 2007 and 2008, was $207 and $472, respectively.
In February 2008, WLG (UK) entered into a ten-year lease for new office and warehouse facilities in the UK. Prior to February 2008, WLG (UK) rented premises on a month-to-month basis. Under the new lease, the base rent is approximately $200 for the first two years and increases to $400 for the remaining eight years. WLG Inc. has provided a rolling three-year guarantee by which it shall be obligated to pay three years rent from the date the guarantee is enforced.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of March 31, 2008, the obligation for the minimum amount of such cargo space to be utilized in the coming twelve months was $5,667.

Contingencies – outstanding claims
The Group is subject to claims that arise in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of March 31, 2008, and subject to the legal proceeding against WCS as described below, the aggregate, outstanding amount of claims was approximately $42. Management believes that the disposition or ultimate resolution of such claims will not have a material adverse effect on the financial position of the Group. In addition, the Group has identified potential claims of approximately $205 that might be asserted by various parties. The Company believes that the ultimate liability, if any, for these potential claims will not have a material adverse effect on its financial position.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delays, lost profits and lost revenues. The Group intends to vigorously defend each of the foregoing actions. WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.            RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG

David Koontz (“DK”)	Director and officer of WLG and a director of Asean and WLG (Aust)

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to CW	CW	100%

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2007	At March 31, 2008
	US$	US$
		(unaudited)
Due to directors (Note (i))

CW	960	1,524
DK	750	750

	1,710	2,274

Note:
(i)
Amounts due to directors are unsecured, interest-free and repayable on demand except for the director loans of $1,375 and $750 due to CW and DK respectively, which were used as part of the consideration for the acquisition of 100% of the membership interests of WCS and repayment of bank loans. The loans carry an interest rate of 12% per annum and have no fixed repayment terms.

Additional details of transactions
	3 months ended March 31,
	2007	2008
	(unaudited)	(unaudited)
	US$	US$
Rental paid/payable
JWP	27	27

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.            RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the period ended March 31, 2007 and 2008, with directors / stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

January 1, 2007	439	-	439
Expenses/draws	(65)	-	(65)

March 31, 2007	374	-	374

January 1, 2008	960	750	1,710
Loan from director	625	-	625
Interest accrued	23	23	46
Interest paid	(23)	(23)	(46)
Expenses paid	(61)	-	(61)

March 31, 2008	1,524	750	2,274

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW or DK.

6.            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	3 months ended March 31,
	2007	2008
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	118	244
Income taxes	156	116

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

7.            SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by our board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2008, the number of shares reserved under the Plan was increased to 6,280,019.

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

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. As such, the Company established August 2005 as the grant date for this option. The vesting period for this option is 2 years. The board has now formally approved the award.

Effective January 15, 2007, the board approved and awarded stock options to three employees permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock. The vesting period for the January 2007 options is 3 years.

Effective January 8, 2008, the board approved and awarded stock options to an employee for the purchase of 25,000 shares of the Company’s common stock. The vesting period for the January 2008 options is 3 years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under this method, the compensation expense related to the fair value of stock options charged to the unaudited consolidated statement of operations for the periods ended March 31, 2007 and 2008, was $16 and $2, respectively. As of March 31, 2008, the compensation expense related to non-vested options totaled $19 and is expected to be recognized over 33 months. The total intrinsic value of the options outstanding and options exercisable as of March 31, 2008 was Nil. No tax benefit was recognized for the stock option expense recorded for the three months ended March 31, 2007 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
3 months ended March 31, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

7.            SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%
Expected life	2 years	3 years	3 years
Expected volatility(Note #)	45.00%	57.79%	46.00%
Expected dividend yield	0.00%	0.00%	0.00%
Post vesting terminations	None	None	None
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-	-

Outstanding at December 31, 2006	200,000	1.00	8.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	25,000

Outstanding at March 31, 2008	245,000	1.12	7.70

Exercisable at March 31, 2008	208,333	1.07	7.39

WLG Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2007 and 2008

8.         SEGMENTS OF THE BUSINESS

(a)       Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services. The following table summarizes the Group’s operations analysed by air forwarding, sea forwarding and customs brokerage services:

(i) During the 3 months ended March 31, 2007 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008

	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,248	9,492	14,027	29,061	8,034	15,549	29,309	54,102
Cost of forwarding	(6,015)	(7,973)	(11,128)	(25,068)	(7,418)	(14,324)	(24,561)	(47,365)
Depreciation	(24)	(16)	(106)	(63)	(8)	(22)	(138)	(101)
Interest income	4	5	5	7	-	3	9	15
Interest expense	(25)	(29)	(66)	(115)	(27)	(55)	(118)	(199)
Other segment income, net	11	(5)	25	(38)	11	(9)	47	(52)
Other segment expenses	(1,101)	(1,199)	(2,386)	(3,521)	(555)	(1,186)	(4,042)	(5,906)
Taxation	-	(27)	(80)	(63)	(8)	(4)	(88)	(94)

Segment income (loss)	98	248	291	200	29	(48)	418	400

Corporate expenses							(268)	(394)

Net income							150	6

Property, plant and equipment – additions	8	26	58	58	12	42	78	126

WLG Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2007 and 2008

8.         SEGMENTS OF THE BUSINESS (CONTINUED)

(a)       Business segments (continued)

(ii) As of December 31, 2007 and March 31, 2008

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	6,765	7,181	15,472	14,869	4,997	4,824	27,234	26,874

Unallocated assets							14,839	14,634

Total assets							42,073	41,508

WLG Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2007 and 2008

8.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2007 and 2008, analyzed by geographical locations:

	3 months ended March 31,
	2007	2008
	(unaudited)	(unaudited)
	%	%

Revenues
America	15	47
Asia and others	53	22
Australia	20	24
Europe	12	7

	100	100

(c)
The Group made no sales during the three months ended March 31, 2007 and 2008, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles that clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. On January 1, 2008 the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value; the adoption of these provisions did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. Companies may elect the fair value option under SFAS 159 for fiscal years beginning after November 15, 2007. We elected not to adopt the fair value option of SFAS 159 at this time.

WLG Inc.

Notes to the Consolidated Financial Statements
For the 3 months ended March 31, 2007 and 2008

9.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations. The Company will be required to expense costs related to any acquisitions after December 31, 2008, if any.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position or results of operations.

Unaudited Consolidated Financial Statements
WLG Inc.
3 months ended March 31, 2007 and 2008

Part I: Financial Information

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

WLG's business is conducted by its operating subsidiaries, which, as of March 31, 2008, include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Sea Systems Ocean Line, Inc. (“Sea Systems”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc. In January 2004, it changed its name to Wako Logistics Group, Inc., and, in December 2007, its name was changed to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of arranging sea freight shipments, both export and import, for its customers between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asia-Australian trade lanes, and, more recently, on the trade lanes running from Asia to the US and Europe.

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

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are four of China's most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in Torrance, California. ALI was a non-asset based, freight forwarding company and provided traditional freight-forwarding services to its customers, who shipped products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s operations and administrative functions had been assumed by WLG (USA). Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. As such, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis from the Administrator acting on behalf of the UK Co. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (collectively, “MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of sea and air freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import product by sea from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, WLG Inc.

Overview

We are a global, non-asset based logistics and freight forward company that provides supply chain logistics services, including warehousing, freight forwarding, customs brokerage and value added services (“VAS”). We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types as a means of providing both regional and international freight forwarding services to our customers. More specifically, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major manufacturing and trading locations throughout the world.

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and warehousing of goods. We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and in which we maintain agency relationships. For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require access to sophisticated logistical networks in many countries, which we have built over the last 25 years.

Freight Forwarding and Value Added Services

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates for transportation services that are lower than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we negotiate may be reduced due to the amount of freight volumes that we arrange to have shipped. As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, may benefit by increasing our revenues and operating profits.

A significant portion of the expenses for our freight business is variable and relate directly to the amounts and volumes of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Over time, we have gained the experience necessary to allow us to project our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo from a number of customers. In this segment of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all air freight shipments. In general, this improves our profitability on these shipments.

In order to ensure that we are able to maintain an “inventory” of space on air carriers, we frequently commit to use a minimum amount of space with the airlines prior to receiving orders from our customers. To the extent we do not use such space, we incur a liability to the airlines. We also have contracts with ocean shipping lines pursuant to which the shipping lines undertake to provide us a certain amount of container space at agreed rates. Under the normal operating practices of this industry, ocean lines often do not charge freight forwarders for space they are unable to utilize. However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the allocated space under a particular contract.

In the normal course of our business, we seek to minimize the risk of loss from these minimum volume contracts by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill. However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

As part of our freight forwarding business, we often provide related logistics services to our customers. Within our industry, such services are known as Value Added Services. The provision of VAS is becoming a necessary and important part of our business and may cover a wide range of supply chain services. As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels. At the carton level, each carton remains unopened, which makes this a simpler service. At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment in the country of manufacture may provide a customer a more efficient and less costly means to store and distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach and San Francisco, California and in Schaumburg, Illinois. In each location, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight forwarding operations. However, customs brokerage is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are generally less than those in our freight forwarding operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain freight forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our brokerage customers to pay the customs duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific customs brokerage job or customer. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for customs brokerage services are based on the number of freight clearances for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Personnel costs are the largest expense for this segment of our business, and, because this part of our business tends to be stable and recurring, we are able to estimate with a high degree of certainty what our personnel needs are for this segment of our business.

Global Agency Network

We work with just over 400 overseas cargo agents, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

All of our arrangements with other cargo agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute contracts on our behalf. The fees paid to and received from these agents are usually shared 50:50 and may include additional charges for specific services.

By working with independent cargo agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, our senior management is involved on a regular basis with them to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. However, because we normally have to split the revenue with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handle both sides, import and export, of a shipping transaction. In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

 Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007.

Results of Operations

Total revenues for the three months ended March 31, 2008, increased by about $24.79 million, or 85%, compared with total revenues for the three months ended March 31, 2007, growing from approximately $29.31 million to $54.10 million. Of this increase, revenues from our existing business on a like-to-like basis grew by $4.41 million, for an increase of 15%. WCS, the US company we acquired in the third quarter of 2007, added revenues of $20.38 million.

For the increase in like-to-like revenues of $4.41 million, Asean contributed revenues of approximately $2.89 million, or about 49% of the total increase. Our Hong Kong and China operations added about $2.50 million in revenues, or 42%, and revenues in the UK grew by about $0.51 million over the same period last year, adding approximately 9% to the total increase. Our existing US operations, however, reported a decrease of $1.49 million in revenues.

Gross profit rose from $4.75 million in the three months ended March 31, 2007, to $6.74 million for the same period in 2008, for an increase of $1.99 million, or 42%. Of this increase, our Hong Kong and China operations contributed $0.29 million and Asean added $0.52 million. In addition, MSA reported an increase in gross profit of $39,000. WLG (USA) and WLG (UK) reported decreases in gross profit of $0.33 million and $0.10 million, respectively. The drop in gross profit from these two companies is due to several factors, including the bankruptcy of a large customer in the UK, the establishment of an office in the US by a former UK agent of WLG (USA) and a contraction in WLG (USA)’s customer base in connection with the integration of WCS with our US operations. The remaining increase in gross profit of $1.58 million is attributable to WCS, which was not part of the Group during the first quarter of 2007.

The Group's overall gross margin decreased from 16.1% for the three months ended March 31, 2007, to 12.5% for the same period in 2008. A part of the reduction in gross margin is due to higher sea freight rates and fuel surcharges levied by the various shipping lines. In most cases, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin, but not our gross profit. We were not able to pass on all of the rate increases to our customers, and, to the extent that the higher rates could not be billed, this caused our gross margin to decline in the first quarter of 2008 compared to last year. WCS, which we acquired during the third quarter of 2007, recorded a gross margin of 7.7% covering both its freight forwarding and brokerage operations for the three months ended March 31, 2008. Including WCS in the Group's results for 2008 had the effect of reducing our overall margin by 3 percentage points, due, in part, to low margins for its freight forwarding business and the duty paid on behalf of its clients. The remaining reduction in gross margin is partially attributable to the decrease in the gross margins of WLG (USA) and WLG (UK), which posted gross margins of 11.6% and 14.2% for the three months ended March 31, 2008, respectively, compared to 16.6% and 19.8%, respectively, for the same period in 2007. The decrease for WLG (UK) is mainly due to the bankruptcy of a large customer for which costs have been incurred but which may not be recoverable. WLG (USA)’s gross margin has declined due to a decision in 2007 to seek new import freight business at lower margins than its export business and to a reduction or discontinuance of services for certain customers in connection with the integration of WLG (USA) into the operations of WCS.

During the three months ended March 31, 2008, total operating expenses increased to about $6.37 million, as compared to approximately $4.45 million for the same period in 2007, for an increase of $1.92 million, or 43%. Most of the increase in operating costs in the first quarter of 2008 is attributable to $1.50 million of operating expenses of WCS, which was acquired in the third quarter of 2007. The remaining increase of $0.42 million in operating expenses is attributable to our existing operations, and represents a 9% increase in operating expenses over the same period in 2007. This compares to an increase in revenues of about 15% reported by our existing businesses for the three months ended March 31, 2008, when compared to same period in 2007. For the three months ended March 31, 2008, salaries and related personnel costs increased by about $1.18 million, or 41%, from $2.91 million to $4.09 million. Of this increase, $1.07 million is attributable to WCS. Other selling and administrative costs grew by approximately 51% from $1.30 million to $1.96 million, which, when combined with the increase in personnel costs, results in a total increase of almost $1.84 million for operating costs, not including amortization and depreciation. Of the $1.84 million increase, approximately $1.47 million relates to WCS, which was not part of the Group during the first quarter of 2007. In part, our operating expenses are higher in 2008, when compared to 2007, because we opened two new warehouse facilities since the first quarter of 2007. Australia added a new warehouse in Melbourne during the latter half of 2007 and the UK operations moved to a larger warehouse in Manchester, England in the first quarter of 2008. Amortization and depreciation expense increased from $0.24 million to $0.32 million, or about 33%. Most of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the acquisition of WCS in 2007. See discussion of Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net income of $6,000 for the three months ended March 31, 2008, compared to net income of $150,000 for the same period in 2007. Hong Kong and China operations reported a combined net income of $511,000 in the first quarter of 2008, compared with net income of $303,000 for the same period in 2007, representing an increase of approximately $208,000. The improvement in their net incomes is mainly due to an increase in revenues matched by a slower growth in their overhead expenses. In addition, MSA’s net income improved to $44,000 for the three months ended March 31, 2008, compared to a loss of $18,000 for the same period in 2007, mainly as a result of an increase in its gross margin. Asean’s net income for the first quarter of 2008 is $74,000, compared to $46,000 for the same period in 2007. This increase of $28,000 is due to increases in both Asean’s freight forwarding and customs brokerage business. WLG (USA) and WLG (UK) incurred losses of $52,000 and $181,000, respectively, for the three months ended March 31, 2008, compared to net incomes of $43,000 and $16,000, respectively, for the same period in 2007. The losses for these two companies are a result of a bankruptcy of a UK customer, expenses connected with the move to a new warehouse in the UK and to the integration of WLG (USA)’s operations with those of WCS. The parent company’s loss increased by about $153,000 for the three months ended March 31, 2008, mainly due to additional amortization of about $79,000 from the intangible assets of WCS and interest expense of $45,000 incurred for the WCS acquisition. WCS, which we acquired in the third quarter of 2007, reported a net income of $3,000 for the three months ended March 31, 2008.

Segment Information

Air freight operations: Revenues from our air freight operations for the three months ended March 31, 2008, increased to about $9.49 million from approximately $7.25 million, or about 31%, when compared to the same period in 2007. Asean, WLG (UK), WE China, WEHK and WAE reported increases in their air freight revenues, contributing $0.10 million, $0.09 million, $1.01 million and $0.78 million, respectively, to the overall growth in revenues. WLG (USA) reported a decrease in its air freight revenues of $0.36 million. WCS, which was not part of the Group during the three months ended March 31, 2007, contributed air freight revenues of $0.63 million.

Cost of sales for our air freight operations increased by approximately 32%, from $6.02 million for the three months ended March 31, 2007, to $7.97 million for the same period in 2008. This increase is due to higher volumes of air freight shipments arranged by us, and is attributable to a growth in the business of our Hong Kong and China operations and new air freight revenues from WCS. Of the total increase of $1.95 million in the cost of sales for our air freight operations, approximately $0.73 million is attributable to WCS.

The Group’s gross profit margin for its air-freight business decreased from 17.0% for the three months ended March 31, 2007, to 16.0% for the same period in 2008, and is the result of several factors. First, all of our companies continued to experience higher fuel surcharges during the first quarter of 2008. Although we have been able to pass the fuel surcharges onto our customers, these additional charges have the effect of reducing our gross margin, but not our gross profit, because the surcharges are a passed on to our customers without a mark-up. Lastly, we have also signed more cargo space commitments for our Hong Kong airfreight operations, and in order to fill some of this cargo space, we have increased our business with co-loaders, which is normally done at a lower profit margin.

Segment overhead for our air freight operations increased by approximately $0.13 million, or 11%, from $1.14 million for the three months ended March 31, 2007, to $1.27 million for the same period in 2008. Of this increase, approximately $63,000 is attributable to the overhead expenses of WCS. The overhead incurred by our other subsidiaries in this segment for the three months ended March 31, 2008, increased by approximately $67,000, when compared to the same period in 2007, representing an increase of about 6%.

Net segment income for our air freight operations is approximately $248,000 for the three months ended March 31, 2008, compared to net income of $98,000 for the same period in 2007, for an increase of $150,000. Most of this growth is attributable to our Hong Kong and China air freight operations, which reported net incomes of approximately $183,000 and $58,000 for the three months ended March 31, 2008, respectively, compared with a net income of approximately $86,000 and a net loss of $1,000, for the same period in 2007, for a combined improvement of $156,000. The increase in net income results from a growth in the volume of shipments by our Hong Kong and China operations, especially to Australia. In addition, Asean reported an increase of approximately $12,000 in net income for the three months ended March 31, 2008. Increases in the net incomes of our Hong Kong, China and Australian operations have served to offset a decrease of about $25,000 in the net income of WLG (USA). WCS reported a net income of $1,000 for this segment.

Sea freight operations: Revenues from our sea freight operations rose by about 107% for the three months ended March 31, 2008, when compared to the same period in 2007, growing from approximately $14.03 million to $29.06 million, for an increase of $15.03 million. Much of this increase is attributable to WCS, which was acquired during the third quarter of 2007, and which reported revenues of $13.18 million for the three months ended March 31, 2008. As a result of the growth in our existing operations, there was an increase in revenues of about $1.85 million for the three months ended March 31, 2008, or nearly 13%, over the same period in 2007. Asean, WE China, WLG (UK) and MSA reported increases in their revenues of $1.82, $0.88, $0.28 and $0.16 million, respectively, compared to the same period in 2007. WLG (USA) experienced a decrease in revenues of $1.12 million as a result of a reduction in its customer base, due, in part, to the integration with WCS. Our Hong Kong sea freight operations reported a decrease in revenue of $0.17 million, mainly as a decrease in business to the UK and Australia.

Cost of sales for our sea freight operations increased by 125% from $11.13 million for the three months ended March 31, 2007, to $25.07 million for the same period in 2008, for an increase of $13.94 million. This increase is mainly attributable to a corresponding increase in sea freight revenues and to higher shipping rates, fuel surcharges and to the acquisition of WCS, which increased the Group’s cost of sales by about $12.26 million for the three months ended March 31, 2008.

The Group’s gross profit margin decreased from approximately 21.7% for the three months ended March 31, 2007, to 13.8% for the same period in 2008. As with our air freight business, increased freight rates and fuel surcharges levied by the shipping lines contributed to the decrease in gross margin for this segment. We were able to pass on the fuel surcharges, but not all of the increases in freight rates, to our customers. In the cases where we billed our customers for the fuel surcharges, we did suffer a decline in our gross margins, but not our gross profit, because the fuel surcharges were not marked up to yield any gross profit. WCS reported a gross profit margin of 7.3% for this segment, which caused a decline in the overall gross margin for this part of our business. The remaining decline in the gross margin for this is segment is attributable to WLG (UK) and WLG (USA). WLG (UK)’s gross profit margin dropped from 31.1% for the three months ended March 31, 2007, to 21.1% for the same period in 2008, as a result of a bankruptcy of one of its major customers. In addition, WLG (USA)’s gross profit margin fell from 15.4% for the three months ended March 31, 2007, to 10.4% for the same period in 2008, as a result of a loss of certain customers in connection with the steps taken to integrate its business with that of WCS and the decision of a UK agent to establish its own office in the US.

Total segment overhead attributable to our sea freight business increased by $1.18 million, or 45%, from approximately $2.61 million for the three months ended March 31, 2007, to $3.79 million for the same period in 2008. In part, this increase is attributable to the acquisition of WCS in the third quarter of 2007, which added overhead expenses of $0.97 million to the Group. The remaining increase of $0.21 million in overhead expenses, which is an increase of about 8%, when compared to same period last year, is attributable to our other operating subsidiaries and is due to additional costs incurred by them to cope with increases in their business, which on a year-to-year basis showed an increase in revenues of about 13%.

Net segment income for our sea freight operations is approximately $200,000 for the three months ended March 31, 2008, compared to net income of $291,000 for the same period in 2007. WE China, MSA and Asean’s net incomes increased by $99,000, $59,000, and $1,000, respectively. Hong Kong’s sea freight operations reported a decrease of $47,000 in its net income. WLG (UK) and WLG (USA) incurred net losses of $96,000 and $39,000, respectively, for the three months ended March 31, 2008, compared to net incomes of $39,000 and $31,000 for the same period in 2007. In addition, WCS reported a net income of $2,000 for the three months ended March 31, 2008. WCS was not part of the Group during the three months ended March 31, 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the three months ended March 31, 2008, revenues from customs brokerage services totaled approximately $15.55 million, compared with $8.03 million for the same period in 2007, for an increase of about $7.52 million. This growth is mostly attributable to additional revenues of $6.58 million from WCS’s customs practice. Asean and WLG (UK)’s customs revenues increased by about $0.96 million and $0.14 million, respectively, for the three months ended March 31, 2008, when compared to the same period in 2007. MSA reported a decrease in revenues of $0.16 million for this segment, compared to the first quarter of 2007. Direct and administrative costs for this segment totaled about $15.60 million, producing a net loss of $48,000 for the three months ended March 31, 2008, compared to a net income of $29,000 for the same period in 2007. The loss is mainly attributable to the loss incurred by WLG (UK), which reported a net loss of $83,000 in this segment, compared to a net income of $14,000 for the same period in 2007. WCS recorded a net income of $1,000 for the three months ended March 31, 2008.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $1.18 million, or 41%, from $2.91 million for the three months ended March 31, 2007, to $4.09 million for the same period in 2008. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2008, personnel hired during the period and to WCS, which was acquired in the third quarter of 2007. WCS increased our employee count by 57 and added personnel costs of $1.07 million for the three months ended March 31, 2008. The remaining increase of $0.11 million is attributable to salary increases in our existing operations, compensation expense for stock options, and to new employees added by Asean. As of March 31, 2008, the Group's employee headcount was 327, compared to 260 at March 31, 2007.

Rent

Rent expense for our facilities increased by 62% from $0.29 million for the three months ended March 31 2007, to $0.47 million for the same period in 2008, for an overall increase of $0.18 million. The acquired operations of WCS added $75,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $28,000, when compared to the three months ended March 31, 2007. In addition, Asean added rent expense of $67,000, mainly attributable to an increase in its office rent and to the rent for a new warehouse facility, which opened in May 2007, in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense for the three months ended March 31, 2008, totaled about $1.49 million, compared to $1.01 million for the same period in 2007, for an increase of $0.48 million. The increase is primarily attributable to the acquisition of WCS, which increased Other SG&A expenses by $0.33 million. Asean’s Other SG&A expenses increased by $0.11 million for the three months ended March 31, 2008, when compared to same period in 2007, mainly as a result of an increase in software costs and overseas traveling expenses. The increase in the Other SG&A expenses for the remaining companies in the Group totaled about $0.04 million.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $101,000 for the three months ended March 31, 2008, compared to $79,000 for the same period in 2007, for an increase of $22,000. All of this increase is attributable to WCS, which recorded depreciation expense of $28,000 for the first quarter of 2008. There is an overall decrease of $6,000 in depreciation expense relating to our existing subsidiaries.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. In 2007, MSA’s customer list was reduced by $0.60 million due to MSA not achieving certain earnings targets. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. For the three months ended March 31, 2008, amortization expense totaled $0.22 million, and is attributable to WLG (USA), Asean, WLG (UK), MSA Group and WCS in the amounts of $25,614, $48,832, $41,663, $22,083 and $78,762, respectively. Amortization expense for the three months ended March 31, 2007, was $0.16 million and related to WLG (USA), Asean, ALI, WLG (UK) and the MSA Group in the amounts of $25,614, $48,832, $7,796, $41,663 and $38,753, respectively. WCS was not part of the Group until July 31, 2007 and, as such, the amortization expense reported for the three months ended March 31, 2007, did not include an amount for WCS.

Interest Expense

Interest expense increased from $118,000 for the three months ended March 31, 2007, to $244,000 for the same period in 2008, for an increase of $126,000. This increase is partly attributable to WCS, which recorded interest expense of approximately $82,000 for the first quarter of 2008. Asean reported an increase in interest expense of $9,000, mainly as a result of an increase in interest rates. WLG (USA) had a decrease in interest expense of $11,000 due to a declining balance in its term loan, which was fully repaid in March 2008. In addition, the Group incurred interest expense of $45,000 for two director loans of $0.75 million each, and which carry an interest rate of 12% per annum.

Other income/ expense

Other expense for the three months ended March 31, 2008, totaled $52,000, and consisted mainly of exchange losses attributable to our operations in Australia and the UK. Other income of $47,000 for the same period in 2007 was composed of exchange gains recorded by Asean and WLG (UK).

Provision for Income Taxes

The provision for income taxes decreased from $88,000 for the three months ended March 31, 2007, to $81,000 for the same period in 2008. Income tax of $117,000 was provided on the combined net income of $633,000 attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 18.4%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated loss of approximately $336,000, which includes about $234,000 of expenses which are not deductible for income tax purposes, the largest being amortization of $205,000. A net tax benefit of $36,000 has been provided on the US losses. No tax benefit has been provided on the loss of WLG (UK), which totaled $210,000. After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $87,000 is approximately 93.4% for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, our operations provided cash of approximately $1.59 million, compared with cash of $2.00 million provided by operations for the same period in 2007. In 2008, cash was provided by the following sources: net income of $6,000; amortization and depreciation expense of $0.32 million; provision for bad debts of $67,000; other non cash items of $2,000; decrease in trade receivables of $1.02 million and an increase in trade payables of $0.33 million. Major components that used cash for operations in 2008 included: an increase in deposits and prepayments of $26,000; a decrease in accrued charges and other payables of $29,000; repayment of $61,000 to a director and a decrease in taxes payable of $35,000.

Net cash used by financing activities totaled about $0.75 million for the three months ended March 31, 2008, compared to net cash of about $1.33 million used by financing activities in 2007. Cash used by financing activities in 2007 included the repayment of bank loans of $1.01 million, repayment of overdraft facilities of $0.14 million and an increase in restricted cash of $0.14 million. Cash used by financing activities in 2008 included repayment of bank loans and capital lease obligations of $1.59 million and $38,000, respectively, and cash dividends of $22,000 paid on our preferred stock. Cash provided by financing activities in 2008 included a decrease in restricted cash of $0.12 million, an increase of $0.15 million in our bank overdraft facilities and a loan of $0.63 million from our majority shareholder.

As of March 31, 2008, certain banks in Hong Kong and China had issued bank guarantees of $0.52 million to several airlines on behalf of WAE and WE China. With these guarantees, the airlines, in turn, have granted credit terms to each company. In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by approximately $0.53 million in cash in restricted bank accounts. We have also given a bank guarantee of about $0.12 million in favor of the owner of the office premises occupied by Asean in Australia. In addition, a UK bank has provided a bank guarantee of $0.40 million to the UK Customs and Excise Department for the benefit of WLG (UK). In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK). We have also given a parent company guarantee in support of the new office and warehouse facilities of WLG (UK). The guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced. As of March 31, 2008, our obligation under this guarantee is about $0.80 million.

During 2006, WEHK borrowed approximately $0.11 million to pay income taxes and for use as working capital. This loan was fully repaid by November, 2007. In October 2007, WEHK borrowed $0.28 million to pay income taxes, which is repayable in equal installments over the next twelve months. As of March 31, 2008, the outstanding balance of this loan was approximately $0.16 million.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from its bank, which required the term loan to be repaid ratably over 60 months. Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company. Under these two loan facilities, WLG (USA) was required to maintain certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be applied on a rolling basis at the end of each calendar quarter. As of December 31, 2007, WLG (USA) was in violation of these covenants and the bank waived the violations. However, subsequent to December 31, 2007, the bank cancelled both facilities and required that the term loan be repaid in March 2008 and set April 15, 2008, for termination of the revolving line of credit. The term loan balance of approximately $0.75 million was fully repaid prior to March 31, 2008, from WLG’s working capital and a loan from a director. No amount was owed under the $1.0 million revolving line of credit at March 31, 2008. However on the termination date, April 15, 2008, there was a balance of $0.13 million under this facility, and the loan was repaid in full.

Asean has a receivables loan facility in the face amount of approximately $3.67 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $0.62 million. At March 31, 2008, Asean's bank debt under its receivables and overdraft facilities was $2.49 million and $0.62 million, respectively, with interest rates of approximately 11.48% for the receivables line and 10.58% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $7.00 million. This facility, which is secured in part, by all of WCS’s trade receivables, allows borrowings equal to 85% of eligible receivables, as defined in the loan agreement. As of March 31, 2008, WCS owed approximately $3.61 million under this facility. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. These facilities expire on May 31, 2008.

We continue to execute our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed three acquisitions of freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. In 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice. We expect to make additional strategic acquisitions as a means to expand our ability to provide a full range of logistics services on a global scale. To the extent that we are unable to use our common stock to acquire other companies, we will need to raise additional capital, if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets, and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity. We may also seek to raise additional capital to use as working capital to allow us to support and accelerate the growth of the Group, including the companies we have acquired since 2004.

Our approximate contractual cash obligations as of March 31, 2008, are set forth in the table below, which includes all equipment lease, office and warehouse rental obligations, as well as payments due under our cargo space commitments. These cash obligations are expected to equal approximately $0.60 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5years
Facilities rental and equipment lease obligations	$4,549	$1,557	$1,942	$1,050	$—
Cargo space commitments	$5,667	$5,667	—	—	—
Total contractual cash obligations	$10,216	$7,224	$1,942	$1,050	$—

During the three months ended March 31, 2007 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report on Form 10-Q, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

The Company reported in its annual report on Form 10-K for the fiscal year ended December 31, 2007, certain deficiencies in its internal control over financial reporting. The Company is continuing the process of remediating such deficiencies and reviewing and formalizing its internal control and procedures over financial reporting. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies, in addition to those previously identified, that will need to be addressed and remediated. The forgoing notwithstanding, there has been no change in the Company’s internal control over financial reporting during the period covered by the Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings:

We have a number of claims, currently outstanding, relating to lost or damaged cargo occurring in the normal course of our business. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of such claims, we believe that these claims are sufficiently insured under our insurance policies to cover such losses. Subject to the claim discussed below, at March 31, 2008, and through the date of filing of this Report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

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

Plaintiffs in the foregoing proceedings are seeking an aggregate of approximately $6.8 million in compensatory and unspecified damages for delays, lost profits and lost revenues.

The foregoing complaints generally allege that a steel products mold, which was being shipped from China to Chicago, Illinois, in a 20 foot container, fell through the floor of the container while it was being transported in a rail car on a Union Pacific train, allegedly causing the derailment of three rail cars. The Group has been advised by legal counsel that WCS has been named as a third party defendant for technical reasons, as it had been hired by one of its customers to arrange the shipment of the steel products mold from China to Chicago and that the shipment was on a WCS “House Bill”.

We intend to vigorously defend each of the foregoing actions. In addition, we have been advised by WCS’s legal counsel that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. However, we cannot provide any assurance as to the outcomes of these actions individually, or in the aggregate.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form10-K for the year ended December 31, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds:

None

Item 3. Defaults Upon Senior Securities:

None

Item 4. Submission of Matters to a Vote of Security Holders:

None

Item 5. Other Information:

None

Item 6. Exhibits.

Exhibits

10.14	Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)). (2)

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (2)

 (1) Incorporated by reference to our annual report on Form 10-K filed on March 31, 2008.

(2) Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: May 15, 2008	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: May 15, 2008	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.14	Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-4(a)). (2)

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).(2)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (2)

(1) Incorporated by reference to our annual report on Form 10-K filed on March 31, 2008.

(2) Filed herewith