Form 10-Q
period 2008-06-30
WLG INC
filed 2008-08-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

On August 14, 2008, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2007, and in Item 1A of our Report on Form 10-Q for the three months ended March 31, 2008.  WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WLG Inc.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

		3 months ended June 30,		6 months ended June 30,
		2007	2008	2007	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		18,061	35,095	34,036	67,359
Agency services		1,096	997	2,157	1,964
Other services		12,724	21,508	24,998	42,379

Total revenues		31,881	57,600	61,191	111,702

Operating expenses
Cost of forwarding/customs		(26,857)	(50,627)	(51,418)	(97,992)
Selling and administrative expenses		(4,399)	(6,036)	(8,606)	(12,087)
Depreciation and amortization		(245)	(321)	(487)	(639)

Total operating expenses		(31,501)	(56,984)	(60,511)	(110,718)

Income from operations		380	616	680	984

Other income (expense)
Interest income		24	7	33	22
Interest expense		(86)	(195)	(205)	(439)
Other income (expenses), net		15	(26)	62	(78)

Income before income taxes		333	402	570	489

Provision for income taxes		(123)	(146)	(211)	(227)

Net income		210	256	359	262

Dividend on preferred stock		(23)	(23)	(45)	(45)

Income applicable to common stock		187	233	314	217

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		67	7	95	80

Total comprehensive income		254	240	409	297

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

Net Income per share:

Basic earnings per share	2	0.01	0.01	0.01	0.01

Diluted earnings per share	2	0.01	0.01	0.01	0.01

Weighted average common shares outstanding
Basic		26,690,080	31,400,094	26,690,080	31,400,094

Diluted		26,748,446	31,400,094	26,789,047	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and June 30, 2008

(Dollars in thousands except share data and per share amounts)

		At December 31, 2007	At June 30, 2008
	Notes	US$	US$
			(unaudited)
ASSETS
Current assets
Cash and cash equivalents		1,631	2,787
Restricted cash		649	712
Trade receivables, net of allowance (2007: $798; 2008: $487)		22,198	21,281
Deposits, prepayments and other current assets		894	1,112
Tax prepaid		18	12

Total current assets		25,390	25,904

Property, plant and equipment, net		1,396	1,425
Deposits and other non-current assets		208	57
Deferred tax assets		246	306
Intangible assets, net		5,505	5,071
Goodwill		9,328	9,328

Total assets		42,073	42,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	3	471	648
Trade payables		11,650	12,065
Other accrued liabilities		3,868	3,681
Bank loans - maturing within one year	3	7,854	5,822
Current portion of capital lease obligations		102	76
Due to directors	5	1,710	1,379
Income tax payable		314	276

Total current liabilities		25,969	23,947

Non-current liabilities
Non-current portion of capital lease obligations		163	127
Other non-current liabilities		232	244
Due to a director	5	-	63
Deferred tax liabilities		9	8

		404	442

Commitments and contingencies	4	-	-

Series B redeemable preferred stock (Redemption and liquidation value $1,700)	9	-	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and June 30, 2008

(Dollars in thousands except share data and per share amounts)

	At December 31, 2007	At June 30, 2008
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and none issued	-	-
Convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	2	2
Common stock, US$0.001 par value, 55 million shares authorized, 31,400,094 shares issued and outstanding	31	31
Additional paid-in capital	12,760	12,765
Accumulated other comprehensive income
- Foreign currency translation adjustments	220	300
Retained earnings	2,687	2,904

Total stockholders' equity	15,700	16,002

Total liabilities and stockholders' equity	42,073	42,091

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

	6 months ended June 30,
	2007	2008
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	359	262

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	161	205
Amortization	326	434
Allowance for doubtful debts	12	99
Other non-cash items	33	5

Changes in working capital:
Trade receivables	1,177	818
Deposit, prepayments and other current assets	(203)	(67)
Due from related parties	4	-
Trade payables	220	415
Other accrued liabilities	401	(165)
Due to directors	(99)	(205)
Income tax payable	19	(92)

Net cash provided by operating activities	2,410	1,709

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(271)	(165)

Net cash used in investing activities	(271)	(165)
Cash flows from financing activities:
Restricted cash	(122)	(63)
Bank overdrafts	(42)	177
Bank loans repaid	(964)	(2,032)
Capital lease obligations paid	(60)	(62)
Advance from director	-	1,637
Payment of dividend on preferred stock	(45)	(45)

Net cash used in financing activities	(1,233)	(388)

Net increase in cash and cash equivalents	906	1,156
Cash and cash equivalents at beginning of period	1,528	1,631

Cash and cash equivalents at end of period	2,434	2,787

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

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

Pursuant to the Share Exchange Agreements entered into between WLG and Mr. Wood (and his nominee) on January 18, 2004, WLG consummated a combination with Wako Express (H.K.) Company Limited (“WEHK”) and Wako Air Express (H.K.) Company Limited (“WAE”) (collectively, “Operating Subsidiaries”) by the issuance of 20,000,900 shares of WLG common stock to Mr. Wood in exchange for 100% of the outstanding stock of WEHK and WAE.

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

WEHK was incorporated in Hong Kong on June 4, 1982. Since its inception, WEHK’s principal activity has been the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989, and since that date, WAE’s principal activity has been the provision of air freight forwarding services.

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co Limited (“WECCL”) in Hong Kong. WE China began business in China in February 2005 as a full-service freight forwarding company. WECCL had not commenced business as of June 30, 2008.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON. The total purchase price for KON consisted of a cash payment of $1,000 and a professional fee of $50. WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc. (“ALI”), a California corporation, in exchange for 250,000 restricted shares of WLG’s common stock. Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the ALI shares to WLG (USA).

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers who ship products primarily between Asia and the United States. As of December 31, 2007, all administrative and accounting functions for ALI had been assumed by WLG (USA), and by June 30, 2008, all of the remaining operations of ALI had been combined with those of WLG (USA).

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

Founded in 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains relationships with cargo agents in all of Australia’s mainland states. Asean provides freight forwarding and logistics services, as well as customs brokerage services, to its customers, most of whom ship products primarily between Asia and Australia.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings. Effective September 15, 2006, WLG (UK) acquired for cash the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs clearance and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK).

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides freight forwarding and customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991 in Washington state, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers. As of June 30, 2008, all of Sea Systems operations had been combined with those of MSA. MSA mainly serves customers that ship products from Asia to the US.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC. WCS is based in Schaumburg, Illinois and also has offices in New York, Atlanta, Los Angeles and San Francisco. It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of June 30, 2008, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of June 30, 2008, and for the 3 and 6 months ended June 30, 2007 and 2008 have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and results of operations for the 3 and 6 months ended June 30, 2007 and 2008 and cash flows for the 6 months ended June 30, 2007 and 2008, have been made. The results of operations for the 3 and 6 months ended June 30, 2007 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE

Earnings per share were computed as follows:
	3 months ended June 30, 2007

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	210

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders	187	25,390,080
Additional common stock to be issued as earn-out payment	--	1,300,000

	187	26,690,080	0.01

Effect of dilutive securities
Employee stock options	-	58,366
Warrants (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	187	26,748,446	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	6 months ended June 30, 2007

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	359

Dividends on convertible redeemable preferred stock	(45)	2,000,000	0.02

Basic earnings per share
Income available to common stockholders	314	25,390,080
Additional common stock to be issued as earn-out payment	-	1,300,000

Income available to common stockholders	314	26,690,080	0.01

Effect of dilutive securities
Employee stock options	-	98,967
Warrants (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	314	26,789,047	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	3 months ended June 30, 2008

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	256

Dividends on convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share

Income available to common stockholders	233	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	233	31,400,094	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	6 months ended June 30, 2008

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	262

Dividends on convertible redeemable preferred stock	(45)	2,000,000	0.02

Basic earnings per share
Income available to common stockholders	217	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	217	31,400,094	0.01

#:
For 2007, common stock was not increased by the 2,000,000 shares related to the Series A convertible preferred stock and the conversion of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered. For 2008, common stock is not increased by the 2,000,000 shares related to the Series A convertible preferred stock, the 500,000 shares issuable to the sellers of WCS upon conversion of the Series A convertible preferred stock, the conversion of the 100,000 outstanding warrants granted to a consultant for services rendered, or the exercise of 245,000 outstanding options because the effect of increasing the outstanding common stock by approximately 2.10 million and 2.84 million shares would be anti-dilutive for 2007 and 2008, respectively. The Series B convertible preferred stock was issued on June 30, 2008, and it had no material effect on the earnings per share.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy commercial banks as follows:

	At December 31, 2007	At June 30, 2008
	US$	US$
		(Unaudited)
Facilities granted
- bank guarantees	1,148	1,275
- overdraft facilities	591	648
- bank loans and revolving credit lines	12,778	9,618
- foreign exchange facilities	219	240
- lease facilities	235	245

Total bank facilities	14,971	12,026

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $544 will expire within one year from June 30, 2008, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $132 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $599 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loan facilities mature on various dates as follows: (i) $276 on October 17, 2008, and (ii) $5,500 revolving credit facility in November 2008. The remaining loan facility of $3,842 is an on-going facility that is subject to review as of July 31, 2008, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The bank loans and revolving credit facilities of $9,618 are secured as follows: (i) term loan of $276 is unsecured and repayable within one year by monthly installments, (ii) $5,500 is secured by all of WCS’s assets, including its accounts receivables as well as the accounts receivable of WLG (USA) and MSA and a guarantee provided by the Group’s parent company, and (iii) $3,842 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Certain of the bank guarantees, totaling $544, are collateralized by cash of $544. In addition, a bank guarantee of $132 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of the assets of Asean. The remaining bank guarantee of $599 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $648 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $240, which at June 30, 2008, had not been utilized. Asean has a leasing facility of $245, and $9 was outstanding as of June 30, 2008, and this facility is secured by the assets under lease. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company. As of June 30, 2008 and 2007, the weighted average interest rate of the Group’s short-term bank borrowings was 8.01% and 8.94% per annum, respectively.

	At December 31, 2007	At June 30, 2008
	US$	US$
		(Unaudited)
Utilized
Committed lines
- bank guarantees	1,148	1,275
- overdraft facilities	471	648
- bank loans and revolving credit lines	7,854	5,822
- lease facilities	36	9

Total bank facilities utilized	9,509	7,755

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes these future minimum lease payments for operating leases in effect as of December 31, 2007 and June 30, 2008:

	At December 31, 2007	At June 30, 2008
		(unaudited)
	US$	US$

Within one year	1,358	1,491
Over one year but not exceeding two years	968	1,069
Over two years but not exceeding three years	466	743
Over three years but not exceeding four years	250	585
Over four years but not exceeding five years	60	400

Total operating lease commitments	3,102	4,288

Rent expense under operating leases for the 6 months ended June 30, 2007 and 2008, was $449 and $965 respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air and ocean freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of June 30, 2008, the obligation for the minimum amount of cargo space to be used for the following twelve months is $4,744.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies - outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of June 30, 2008, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $20.

Three parties have filed legal actions against the Group totaling about $150. These claims are covered by insurance, except for amounts equal to or less than the deductible payment required under these policies, which total about $35, and the Company has made a provision for this amount as of June 30, 2008. The Group has identified potential claims of approximately $48 that might be asserted by various parties. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. The Group intends to vigorously defend each of the foregoing actions. WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.

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

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2007	At June 30, 2008
	US$	US$
		(unaudited)
Due to directors (Notes)

CW	960	692
DK	750	750

	1,710	1,442

Notes:
(i)
Amounts due to directors are unsecured, interest-free and repayable on demand except for the director loans of $692 and $750 due to CW and DK respectively, which were used as part of the consideration for the acquisition of the membership interests of WCS, repayment of bank loans and working capital. The loans carry an interest rate of 12% per annum. As of June 30, 2008, the director loan of $750 is to be repaid by 12 equal installments beginning on August 1, 2008, and the director loan of $692 has no fixed repayment terms.

(ii)
On July 1, 2008, the Group issued to CW a $600 promissory note, dated July 1, 2008 (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 in loans that CW previously made to it. The Note bears interest at the rate of 12% per annum and is payable in twelve monthly installments of $50 each, with the first installment due on January 31, 2009. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of: (i) and event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, or (iv) the termination of CW’s employment.

Additional details of transactions

	3 months ended June 30,		6 months ended June 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rental paid/payable
JWP	27	27	54	54

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the period ended June 30, 2007 and 2008, with directors / stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

January 1, 2007	439	-	439
Expenses/draws (Note)	(99)	-	(99)

June 30, 2007	340	-	340

January 1, 2008	960	750	1,710
Loan from director	1,637	-	1,637
Interest accrued	82	45	127
Interest paid	(23)	(45)	(68)
Expenses/draws (Note)	(264)	-	(264)
Converted to redeemable preferred stock	(1,700)	-	(1,700)

June 30, 2008	692	750	1,442

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	6 months ended June 30,
	2007	2008
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	205	380
Income taxes	192	319

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under this method, the compensation expense related to the fair value of stock options charged to the unaudited consolidated statement of operations for the six months ended June 30, 2007 and 2008, was $33 and $5, respectively. As of June 30, 2008, the compensation expense related to non-vested options totaled $18 and is expected to be recognized over 27 months. The total intrinsic value of the options outstanding and options exercisable as of June 30, 2008 was Nil and $1, respectively. No tax benefit was recognized for the stock option expense recorded for the six months ended June 30, 2007 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

7.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%
Expected life	2 years	3 years	3 years
Expected volatility(Note #)	45.00%	57.79%	46.00%
Expected dividend yield	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table shows the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-	-

Outstanding at December 31, 2006	200,000	1.00	8.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	25,000

Outstanding at June 30, 2008	245,000	1.12	7.45

Exercisable at June 30, 2008	210,000	1.09	7.15

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i) For the 3 months ended June 30, 2007 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,506	11,510	16,163	27,679	8,212	18,411	31,881	57,600
Costs of forwarding/customs	(6,072)	(9,752)	(13,257)	(23,647)	(7,528)	(17,228)	(26,857)	(50,627)
Depreciation	(30)	(18)	(127)	(63)	(42)	(23)	(199)	(104)
Interest income	13	2	10	4	1	1	24	7
Interest expense	(18)	(20)	(51)	(55)	(17)	(38)	(86)	(113)
Other segment income	7	(18)	8	(11)	1	3	16	(26)
Other segment expenses	(1,101)	(1,307)	(2,439)	(3,388)	(645)	(1,177)	(4,185)	(5,872)
Taxation	(43)	(48)	(72)	(111)	(8)	(7)	(123)	(166)

Segment income (loss)	262	349	235	408	(26)	(58)	471	699
Unallocated parent company expenses							(261)	(443)

Net income							210	256

Property, plant and equipment - additions	43	8	91	24	58	7	192	39

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii) For the 6 months ended June 30, 2007 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	14,754	21,002	30,191	56,740	16,246	33,960	61,191	111,702
Costs of forwarding/customs	(12,087)	(17,725)	(24,385)	(48,715)	(14,946)	(31,552)	(51,418)	(97,992)
Depreciation	(54)	(34)	(234)	(126)	(50)	(45)	(338)	(205)
Interest income	17	6	14	12	2	4	33	22
Interest expense	(44)	(49)	(117)	(170)	(44)	(93)	(205)	(312)
Other segment income	18	(24)	33	(49)	12	(6)	63	(79)
Other segment expenses	(2,202)	(2,505)	(4,824)	(6,908)	(1,201)	(2,364)	(8,227)	(11,777)
Taxation	(42)	(75)	(153)	(175)	(16)	(11)	(211)	(261)

Segment income (loss)	360	596	525	609	3	(107)	888	1,098

Unallocated parent company expenses							(529)	(836)

Net (loss) income							359	262

Property, plant and equipment - additions	51	34	150	83	70	48	271	165

(iii) As of December 31, 2007 and June 30, 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	6,765	6,996	15,472	14,306	4,997	6,328	27,234	27,630

Unallocated assets							14,839	14,461

Total assets							42,073	42,091

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and six months ended June 30, 2007, and 2008, analyzed by geographical locations:

	3 months ended June 30,		6 months ended June 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	15	47	14	47
Asia and others	51	23	52	22
Australia	19	22	20	23
Europe	15	8	14	8

	100	100	100	100

(c)
The Group made no sales during the three months and six months ended June 30, 2008, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues).

9.	SERIES B REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Preferred Stock. In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Convertible Preferred Stock, par value $0.001. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated value, redemption value and liquidation value of $1.00 per share. The Series B Preferred Stock shall pay an annual cumulative dividend equal to 12% of the stated value per share. The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment. In addition, commencing on the earlier to occur of 24 months after the issuance date, or Mr. Wood’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

10.    RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles that clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. On January 1, 2008, the Company adopted SFAS 157 with respect to its financial assets and liabilities that are measured at fair value; the adoption of these provisions did not have a material impact on the consolidated financial statements.

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

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 6 months ended June 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

10.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

On May 9, 2008, the FASB issued SFAS 162, The Hierarchy of GAAP. Per the FASB, the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB. SFAS 162 will be effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

WLG's business is conducted by its operating subsidiaries, which, as of June 30, 2008, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc., which in January 2004, was changed to Wako Logistics Group, Inc. In December 2007, Wako Logistics Group, Inc. changed its name to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of arranging sea freight shipments, both export and import, for its customers between Hong Kong and the rest of the world, with a particular concentration, historically, on the Asian-Australian trade lanes, and, more recently, on the trade lanes running from Asia to the US and Europe.

WAE was incorporated in Hong Kong on February 24, 1989. Its business is dedicated to handling air freight shipments, both export and import, between Hong Kong and the rest of the world, particularly to Australia, but also to the US and Europe.

All of our Asian operations have been conducted through our two Hong Kong based subsidiaries since January 18, 2004, (the date we acquired WEHK and WAE) and through WE China, following commencement of business by it in February 2005.

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

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003 between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding and other logistics services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are four of China's most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG (USA) acquired all of the voting stock of Asean Logistics, Inc. (“ALI”), a company incorporated in September 1999 in Torrance, California. ALI was a non-asset based, freight forwarding company and provided traditional freight-forwarding services to its customers, who shipped products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s operations and administrative functions had been assumed by WLG (USA), and by June 30, 2008, all of ALI’s remaining operations had been combined with those of WLG (USA). Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) PTY LTD, acquired all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding, logistics and customs brokerage company. Incorporated in March 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asian-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. As such, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs brokerage and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly owned subsidiary, Sea Systems, (collectively, “MSA Group”). MSA, incorporated on May 15, 1979, in Washington state, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together. As of June 30, 2008, all of the operations of Sea Systems had been integrated with those of MSA.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of sea and air freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import products by sea and air from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, WLG Inc.

Overview

We are a global, non-asset based logistics and freight forwarding company that provides supply chain logistics services, including warehousing, freight forwarding, customs brokerage and value added services (“VAS”). We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types as a means of providing both regional and international freight forwarding services to our customers. More specifically, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major manufacturing and trading locations throughout the world.

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and warehousing of goods. We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the countries in which we operate and in which we maintain agency relationships. For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require access to sophisticated logistical networks in many countries, which we have built over the last 25 years.

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

A significant portion of the expenses for our freight forwarding business is variable and relates directly to the amounts and volumes of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Over time, we have gained the experience necessary to project our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo from a number of customers. In this segment of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratio of weight and cubic capacity for all of our air freight shipments. In general, this improves our profitability on these shipments.

In order to maintain an adequate “inventory” of space on air carriers, we frequently commit to use a minimum amount of space with the airlines prior to receiving orders from our customers. To the extent we do not use such space, we incur a liability to the airlines. We also have contracts with ocean shipping lines pursuant to which the shipping lines undertake to provide us a certain amount of container space at agreed rates. Under the normal operating practices of this industry, ocean lines often do not charge freight forwarders for space they are unable to utilize. However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the guaranteed space under a particular contract.

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

As part of our freight forwarding business, we often provide related logistics services to our customers. Within our industry, such services are known as Value Added Services. The provision of VAS is a necessary and important part of our business and may cover a wide range of supply chain services. As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels. At the carton level, each carton remains unopened, which makes this a simpler service. At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment in the country of manufacture may provide our customers with a more efficient and less costly means to store and distribute their products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and/or prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney and Melbourne, Australia, Manchester, England, Seattle, Washington, Long Beach and San Francisco, California and in Schaumburg, Illinois. In each location, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight forwarding operations. However, customs brokerage in most locations is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are generally less than those in our freight forwarding operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain freight forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customs brokerage customers to pay the customs duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific customs brokerage job or customer. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.

Generally, billings for customs brokerage services are based on the number of freight clearances for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments. The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Personnel costs are the largest expense for this segment of our business, and, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what our personnel needs are for this segment of our business.

Global Agency Network

We work with over 400 overseas cargo agents, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

All of our arrangements with these independent cargo agents are on a non-exclusive basis. Under these arrangements, the agents are not authorized to make any commitments or to execute contracts on our behalf. With some exceptions, the fees paid to and received from these agents are usually shared 50:50 and may include additional charges for specific services.

By working with independent cargo agents, we may be able to expand our business without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, our senior management is involved with them on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. However, because we normally have to split the revenue with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handled both sides, import and export, of a shipping transaction. In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

 Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007.

Results of Operations

Total revenues for the three months ended June 30, 2008, increased by about $25.72 million, or 80%, compared with total revenues for the three months ended June 30, 2007, growing from approximately $31.88 million to $57.60 million. Of this increase, revenues from our existing business on a like-to-like basis grew by $3.84 million, for an increase of 15%. WCS, the US company we acquired in the third quarter of 2007, added revenues of $21.88 million.

For the increase in like-to-like revenues of $3.84 million, Asean contributed revenues of approximately $2.70 million, or about 44% of the total increase. Our Hong Kong and China operations added revenues of about $1.59 million, or 26%, and revenues in the UK grew by about $1.83 million, adding approximately 30% to the total increase. Our existing US operations, however, reported a decrease of $2.28 million in revenues, of which $2.18 million and $0.10 million is attributable to WLG (USA) and MSA, respectively. The decline in revenues for WLG (USA) is mainly attributable to the reduction in business from an independent, overseas agent that established its own office in the US and to the contraction of WLG (USA)’s customer base in connection with the integration of its operations with those of WCS.

Gross profit rose from $5.02 million in the three months ended June 30, 2007, to $6.97 million for the same period in 2008, for an increase of $1.95 million, or 39%. Of this increase, our Hong Kong and China operations contributed $0.10 million and Asean added $0.54 million. In addition, MSA and WLG (UK) reported an increase in gross profit of $105,000 and $139,000, respectively. The remaining increase in gross profit of $1.41 million is attributable to WCS, which was not part of the Group during the three months ended June 30, 2007. Lastly, WLG (USA) reported a decrease in gross profit of $0.35 million, and the drop in  its gross profit tracks with the decrease of its revenues.

The Group's overall gross margin decreased from 15.8% for the three months ended June 30, 2007, to 12.1% for the same period in 2008. WCS, which we acquired during the third quarter of 2007, posted a gross margin of 6.4% covering both its freight forwarding and customs brokerage operations for the three months ended June 30, 2008. Including WCS in the Group's results for this period in 2008 had the effect of reducing our overall margin by 3.4 percentage points, due, in part, to low margins for WCS’s freight forwarding business and the duty paid on behalf of its clients. As with the first quarter of 2008, a part of the reduction in gross margin is due to fuel surcharges levied by the various air and shipping lines. In general, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin, but not our gross profit. Even though the effect of including WCS’s results in the Group’s second quarter results and the imposition of higher fuel surcharges account for substantially all of the change in gross margin in the three months ended June 30, 2008, when compared to the same period in 2007, most of the gross margins of the other companies in the Group varied from the amounts reported in the same period last year, with the net effect that the increases offset the declines.

During the three months ended June 30, 2008, total operating expenses increased to about $6.36 million, as compared to approximately $4.65 million for the same period in 2007, for an increase of $1.71 million, or 37%. Most of the increase in operating costs in the second quarter of 2008 is attributable to $1.35 million of operating expenses of WCS, which was acquired in the third quarter of 2007. The remaining increase of $0.36 million in operating expenses is attributable to our existing operations, and represents an 8% increase in operating expenses over the same period in 2007. This compares to an increase in revenues of about 15% reported by our existing businesses for the three months ended June 30, 2008, when compared to same period in 2007. For the three months ended June 30, 2008, salaries and related personnel costs increased by about $1.12 million, or 37%, from $3.07 million to $4.19 million. Of this increase, $0.99 million is attributable to WCS. Other selling and administrative costs grew by approximately 39% from $1.33 million to $1.85 million, which, when combined with the increase in personnel costs, results in a total increase of almost $1.64 million for operating costs, not including amortization and depreciation. Of this $1.64 million increase, approximately $1.32 million relates to WCS, which was not part of the Group during the three months ended June 30, 2007. In part, our operating expenses are higher in 2008, when compared to 2007, because we opened two new warehouse facilities since the first quarter of 2007. Asean added a new warehouse in Melbourne, Australia, near the end of the second quarter of 2007, and the UK operations moved to a larger warehouse in Manchester, England in the first quarter of 2008. Amortization and depreciation expense increased from $0.25 million to $0.32 million, or about 28%. Most of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the acquisition of WCS in 2007. See discussion of Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net income of $256,000 for the three months ended June 30, 2008, compared to net income of $210,000 for the same period in 2007. Hong Kong and China’s operations reported a combined net income of $498,000 for the three months ended June 30, 2008, compared with net income of $464,000 for the same period in 2007, representing an increase of approximately $34,000. The improvement in their net incomes is mainly due to an increase in revenues .In addition, MSA’s net income improved by $150,000 to $95,000 for the three months ended June 30, 2008, compared to a loss of $55,000 for the same period in 2007, mainly as a result of an increase in its gross margin. WCS, which we acquired in the third quarter of 2007, reported a net income of $34,000 for the three months ended June 30, 2008. Asean’s net income for the second quarter of 2008 is $32,000, compared to $58,000 for the same period in 2007, for a decrease of $26,000, with the decline being due to the operating expenses attributable to a new warehouse facility opened in 2007. WLG (UK) posted a net income of $7,000 for the three months ended June 30, 2008, compared to a net loss of $94,000, for the same period in 2007, with the increase being due to the improvement in its gross profit. WLG (USA) reported a decrease in its net income of $65,000 from $97,000 for the three months ended June 30, 2007, to $32,000 for the same period in 2008. The decrease is mainly attributable to a reduction in the customer base of WLG (USA). The parent company’s loss increased by about $182,000 for the three months ended June 30, 2008, largely due to additional amortization of about $79,000 recorded for the intangible assets of WCS and interest expense of $82,000 for debt incurred for the acquisition of WCS and to refinance certain bank debt of WLG (USA).

Segment Information

Air freight operations: Revenues from our air freight operations for the three months ended June 30, 2008, increased to about $11.51 million from approximately $7.51 million, or about 53%, when compared to the same period in 2007. Our Hong Kong and China air freight operations reported an increase in their revenues of $0.63 million and $1.66 million, respectively, mainly as a result of increases in the volumes shipped to the US and to Australia. In addition, Asean, WLG (USA) and WLG (UK) contributed $0.73 million, $0.09 million and $0.12 million, respectively, to the overall growth in revenues. WCS, which was not part of the Group during the three months ended June 30, 2007, contributed air freight revenues of $0.77 million.

Cost of sales for our air freight operations increased by approximately 61%, from $6.07 million for the three months ended June 30, 2007, to $9.75 million for the same period in 2008. This increase is due to higher volumes of air freight shipments arranged by us, and is attributable to a growth in the business of our Hong Kong and China operations and new air freight revenues from WCS. Of the total increase in cost of sales of $3.68 million, approximately $0.70 million is attributable to WCS.

The Group’s gross profit margin for its air freight business decreased from 19.1% for the three months ended June 30, 2007, to 15.3% for the same period in 2008, and is the result of several factors. During the second quarter of 2008, all of our operations continued to experience increasing fuel surcharges. Although we have been able to bill our customers for the fuel surcharges, these additional charges had the effect of reducing our gross margin, but not our gross profit, because the surcharges are passed on to our customers without a mark-up. In addition, our Hong Kong and China operations increased their capacity to ship cargoes by air by signing larger cargo space commitments, and, in order to fill some of this cargo space, we have increased our business with co-loaders, which normally yields a lower profit margin.

Segment overhead for our air freight operations increased by approximately $0.24 million, or 21%, from $1.17 million for the three months ended June 30, 2007, to $1.41 million for the same period in 2008. Of this increase, approximately $68,000 is attributable to the overhead expenses of WCS. The overhead incurred by our other subsidiaries in this segment increased by approximately $172,000, when compared to the same period in 2007, representing an increase of about 15%.

Net segment income for our air freight operations is approximately $349,000 for the three months ended June 30, 2008, compared to net income of $262,000 for the same period in 2007, for an increase of $87,000. This growth is attributable to our Hong Kong and China air freight operations, which reported net incomes of approximately $291,000 and $39,000 for the three months ended June 30, 2008, respectively, compared with net incomes of approximately $225,000 and $6,000, respectively, for the same period in 2007, for a combined improvement of $99,000. These increases in net income results from a growth in the volume of shipments by our Hong Kong and China operations, especially to Australia and the US. WCS reported a net income of $1,000 for this segment.

Sea freight operations: Revenues from our sea freight operations rose by about 71% for the three months ended June 30, 2008, when compared to the same period in 2007, growing from approximately $16.16 million to $27.68 million, for an increase of $11.52 million. Substantially all of this increase is attributable to WCS, which was acquired during the third quarter of 2007, and which reported revenues of $12.03 million for the three months ended June 30, 2008. Asean, WE China, WLG (UK) and MSA reported increases in their revenues of $1.41 million, $0.26 million, $0.64 million and $0.41 million, respectively, compared to the same period in 2007. WLG (USA) experienced a decrease in revenues of $2.27 million as a result of a reduction in its customer base, due, in part, to the integration of its operations with WCS. Our Hong Kong sea freight operations reported a decrease in its revenues of $0.96 million, mainly because of a decrease in business to the UK and Australia.

Cost of sales for our sea freight operations increased by 78% from $13.26 million for the three months ended June 30, 2007, to $23.65 million for the same period in 2008, for an increase of $10.39 million. This increase is mainly attributable to the acquisition of WCS, which increased the Group’s cost of sales by about $11.31 million for the three months ended June 30, 2008. There was a net decline in revenues from our other companies and this also accounts for the drop in cost of sales for these same companies.

The Group’s gross profit margin decreased from approximately 18.0% for the three months ended June 30, 2007, to 14.6% for the same period in 2008. As with our air freight business, increased fuel surcharges levied by the shipping lines contributed to the decrease in gross margin for this segment. Even though we were able to bill our customers for the increased fuel surcharges, we did suffer a decline in our gross margins, but not our gross profit, because the fuel surcharges were not marked up to yield any gross profit. WCS reported a gross profit margin of 7.1% for this segment, which caused a decline in the overall gross margin for this part of our business.

Total segment overhead attributable to our sea freight business increased by $0.95 million, or 36%, from approximately $2.67 million for the three months ended June 30, 2007, to $3.62 million for the same period in 2008. In large part, this increase is attributable to the acquisition of WCS in the third quarter of 2007, which added overhead expenses of $0.85 million to the Group. The remaining increase in overhead expenses is about $0.10 million, which is an increase of about 3% when compared to same period last year. All of this increase relates to our existing operations.

Net segment income for our sea freight operations is approximately $408,000 for the three months ended June 30, 2008, compared to net income of $235,000 for the same period in 2007. WE China, MSA and Asean’s net incomes increased by $31,000, $126,000, and $3,000, respectively. Hong Kong’s sea freight operations reported a decrease of $97,000 in net income. WLG (UK) and WLG (USA)’s net incomes for this segment were $78,000 and $24,000, respectively, for the three months ended June 30, 2008, compared to a net loss of $66,000 and net income of $79,000, respectively, for the same period in 2007. WCS, which was not part of the Group during the second quarter of 2007, reported a net income of $21,000 for the same period in 2008.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the three months ended June 30, 2008, revenues from customs brokerage services totaled approximately $18.41 million, compared to $8.21 million for the same period in 2007, for an increase of about $10.20 million. This increase is mostly attributable to additional revenues of $9.08 million from WCS’s customs practice. Asean and WLG (UK)’s customs revenues increased by about $0.55 million and $1.07 million, respectively, for the three months ended June 30, 2008, when compared to the same period in 2007. Direct and administrative costs for this segment totaled about $18.47 million, producing a net loss of $58,000 for the three months ended June 30, 2008, compared to a net loss of $26,000 for the same period in 2007. The loss is attributable to WLG (UK), which reported a net loss of $76,000 in this segment, compared to a net loss of $28,000 for the same period in 2007. WCS recorded a net income of $12,000 for the three months ended June 30, 2008.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $1.12 million, or 37%, from $3.07 million for the three months ended June 30, 2007, to $4.19 million for the same period in 2008. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2008, personnel hired during the period and to WCS, which we acquired in the third quarter of 2007. The acquisition of WCS increased our employee count by 56 and added personnel costs of $0.99 million for the three months ended June 30, 2008. The remaining increase of $0.13 million is attributable to salary increases in our existing operations, compensation expense for stock options, and to new employees added by Asean, mostly for its new warehouse facility. As of June 30, 2008, the Group's employee headcount was 338, compared to 257 at June 30, 2007.

Rent

Rent expense for our facilities increased by 45% from $0.33 million for the three months ended June 30 2007, to $0.48 million for the same period in 2008, for an overall increase of $0.15 million. The acquired operations of WCS added $60,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $33,000, when compared to the three months ended June 30, 2007. In addition, Asean added rent expense of $39,000, mainly attributable to an increase in its office rent and to the rent for a new warehouse facility, which opened in May 2007 in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense for the three months ended June 30, 2008, totaled about $1.37 million, compared to $1.00 million for the same period in 2007, for an increase of $0.37 million. The increase is primarily attributable to the acquisition of WCS, which increased Other SG&A expenses by $0.27 million. Asean’s Other SG&A expenses increased by $64,000 for the three months ended June 30, 2008, when compared to the same period in 2007, mainly as a result of an increase in operating costs for a new warehouse facility in Melbourne, Australia. There was an overall increase of $36,000 in the Other SG&A expenses for the remaining companies in the Group.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $104,000 for the three months ended June 30, 2008, compared to $79,000 for the same period in 2007, for an increase of $25,000. All of this increase is attributable to WCS, which recorded depreciation expense of $28,000 for the three months ended June 30, 2008. There was a net decrease of $3,000 in depreciation expense relating to our existing subsidiaries.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. However, in 2007, MSA’s customer list was reduced by $0.60 million due to MSA not achieving certain earnings targets. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. For the three months ended June 30, 2008, amortization expense totaled $0.22 million, and is attributable to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $42,000, $22,000 and $79,000, respectively. Amortization expense for the three months ended June 30, 2007, was $0.16 million and related to WLG (USA), Asean, ALI, WLG (UK) and the MSA Group in the approximate amounts of $26,000, $49,000, $8,000, $42,000 and $39,000, respectively. WCS was not part of the Group until July 31, 2007 and, as such, the amortization expense reported for the three months ended June 30, 2007, did not include an amount for WCS.

Interest Expense

Interest expense increased from $86,000 for the three months ended June 30, 2007, to $195,000 for the same period in 2008, for an increase of $109,000. This increase is partly attributable to WCS, which recorded interest expense of approximately $29,000 for the second quarter of 2008. Asean reported an increase in interest expense of $41,000, mainly as a result of an increase in interest rates and higher bank debt. WLG (USA)’s interest expense decreased by $43,000 due to a reduction in its bank borrowings. WLG (USA)’s term loan was fully repaid in March 2008, and its line of credit was fully repaid in April 2008. In addition, the Group incurred interest expense of about $22,000 for a director’s loan of $0.75 million, and interest expense of about $60,000 for loans totaling $2.39 million from another director. All director loans carry an interest rate of 12% per annum.

Other income/ expense

Other expense for the three months ended June 30, 2008, totaled $26,000, and consisted mainly of exchange losses attributable to our operations in China and the UK. Other income of $15,000 reported for the same period in 2007 was composed of exchange gains recorded by WLG (UK) and WLG (USA).

Provision for Income Taxes

The provision for income taxes increased from $123,000 for the three months ended June 30, 2007, to $146,000 for the same period in 2008. Income tax of $98,000 was provided on the combined net income of $558,000 attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 17.6%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $134,000, which includes about $268,000 of expenses which are not deductible for income tax purposes, the largest being amortization of $205,000. Total taxes of $48,000, including state taxes of $8,000, were provided on the income of the US companies, and this amount offset the tax benefit recorded for the first quarter of 2008. After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $402,000 is approximately 36.31% for the three months ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007.

Results of Operations

Total revenues for the six months ended June 30, 2008, increased by about $50.51 million, or 83%, compared with total revenues for the six months ended June 30, 2007, growing from approximately $61.19 million to $111.70 million. Of this increase, revenues from our existing operations on a like-to-like basis grew by $8.25 million, for an increase of 13%. WCS, the US company we acquired in the third quarter of 2007, added revenues of $42.26 million.

For the increase in like-to-like revenues of $8.25 million, Asean contributed revenues of approximately $5.59 million, or about 47% of the total increase. Our Hong Kong and China operations added about $4.09 million in revenues, or 34%, and revenues in the UK grew by about $2.33 million over the same period last year, adding approximately 19% to the total increase. Our existing US operations, however, reported a decrease of $3.76 million in revenues.

Gross profit rose from $9.77 million in the six months ended June 30, 2007, to $13.71 million for the same period in 2008, for an increase of $3.94 million, or 40%. Of this increase, our Hong Kong and China operations contributed $0.39 million and Asean added $1.06 million. In addition, MSA and WLG (UK) reported an increase in gross profit of $0.14 million and $40,000, respectively. WLG (USA) reported a decrease of $0.68 million in its gross profit. This drop in gross profit is mainly due to the reduction in business from a former UK agent of WLG (USA) that established its own office in the US, and to a contraction in WLG (USA)’s customer base in connection with the integration of its business with that of WCS. The remaining increase in gross profit of $2.99 million is attributable to WCS, which was not part of the Group during the first half of 2007.

The Group's overall gross margin decreased from 16.0% for the six months ended June 30, 2007, to 12.3% for the same period in 2008. A part of the reduction in gross margin is due to higher sea and air fuel surcharges levied by the various air and shipping lines. In almost all cases, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin, but not our gross profit. Most of the decline in gross margin is attributable to WCS, which we acquired during the third quarter of 2007. WCS recorded a gross margin of 7.0% covering both its freight forwarding and customs brokerage operations for the six months ended June 30, 2008. The lower gross margin of WCS is due, in part, to low margins for its freight forwarding business and the duty paid on behalf of its clients. WCS’s lower margins had the effect of reducing the Group’s overall gross margin by about 3.3 percentage points, and accounts for most of the total decline of 3.7 percentage points in the Group’s gross margin. The gross margins of Asean and MSA increased in the first half of 2008, compared to the same period last year. However, the gross margins of our other operations declined, with the net effect of the differences being nearly zero.

During the six months ended June 30, 2008, total operating expenses increased to about $12.73 million, as compared to approximately $9.09 million for the same period in 2007, for an increase of $3.64 million, or 40%. Most of the increase in operating costs in the first half of 2008 is attributable to $2.85 million of operating expenses of WCS, which was acquired in the third quarter of 2007. The remaining increase of $0.79 million is attributable to our existing operations, and represents a 9% increase in operating expenses over the same period in 2007. This compares to an increase in revenues of about 13% reported by our existing operations for the first half of 2008, when compared to same period in 2007. For the six months ended June 30, 2008, salaries and related personnel costs increased by about $2.31 million, or 39%, from $5.97 million to $8.28 million. Of this increase, $2.05 million is attributable to WCS. Other selling and administrative costs grew by approximately 45% from $2.63 million to $3.81 million, which, when combined with the increase in personnel costs, results in a total increase of almost $3.49 million for operating costs, not including amortization and depreciation. Of the $3.49 million increase, approximately $2.79 million relates to WCS, which was not part of the Group during the first half of 2007. In part, our operating expenses are higher in 2008, when compared to 2007, because we opened two new warehouse facilities since the first quarter of 2007. Asean added a new warehouse in Melbourne, Australia, near the end of the second quarter in 2007, and WLG (UK) moved to a larger warehouse in Manchester, England, in the first quarter of 2008. Amortization and depreciation expense increased from $0.49 million to $0.64 million, or about 31%. Most of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the acquisition of WCS in 2007. See discussion of Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net income of $0.26 million for the six months ended June 30, 2008, compared to net income of $0.36 million for the same period in 2007. Hong Kong and China’s operations reported a combined net income of $1.01 million in the first half of 2008, compared with net income of $0.77 million for the same period in 2007, representing an increase of approximately $0.24 million. The improvement in their net incomes is mainly due to an increase in the volume of business done, resulting in higher revenues matched by a slower growth in their overhead expenses. In addition, MSA’s net income improved to $139,000 for the six months ended June 30, 2008, compared to a loss of $73,000 for the same period in 2007, mainly as a result of an increase in its gross margin. Asean’s net income for the six months ended June 30, 2008 is $106,000, compared to $104,000 for the same period in 2007. This increase of $2,000 is due to increases in both Asean’s freight forwarding and customs brokerage business, but was negatively affected by operating costs of its new warehouse facility. WLG (USA) and WLG (UK) incurred losses of $20,000 and $174,000, respectively, for the six months ended June 30, 2008, compared to a net income of $140,000 and net loss of $50,000, respectively, for the same period in 2007. The 2008 losses for these two companies are a result of a bankruptcy of a UK customer, expenses connected with the move to a new warehouse in the UK and to the loss of business in connection with the integration of WLG (USA)’s operations with those of WCS. The parent company’s loss increased by about $307,000 for the six months ended June 30, 2008, mainly due to additional amortization of about $158,000 from the intangible assets of WCS and interest expense of $127,000 incurred for the WCS acquisition and the repayment of certain bank debt of WLG (USA). WCS, which we acquired in the third quarter of 2007, reported a net income of $45,000 for the six months ended June 30, 2008.

Segment Information

Air freight operations: Revenues from our air freight operations for the six months ended June 30, 2008, increased by nearly $6.25 million to about $21.0 million from approximately $14.75 million, or about 42%, when compared to the same period in 2007. Asean, WLG (UK), WE China, WEHK and WAE all reported increases in their air freight revenues, contributing $0.69 million, $0.13 million, $1.72 million, $0.36 million and $2.29 million, respectively, to the overall growth in revenues. WLG (USA) and MSA reported a decrease in their air freight revenues of $0.32 million and $20,000, respectively. WCS, which was not part of the Group during the six months ended June 30, 2007, contributed air freight revenues of $1.40 million.

Cost of sales for our air freight operations increased by approximately 47%, from $12.09 million for the six months ended June 30, 2007, to $17.73 million for the same period in 2008. This increase is due to higher volumes of air freight shipments arranged by us, and is attributable to a growth in the business of our Australian, Hong Kong and China operations and new air freight revenues from WCS. Of the total increase of $5.64 million in cost of sales for our air freight operations, approximately $1.26 million is attributable to WCS.

The Group’s gross profit margin for its air freight business decreased from 18.1% for the six months ended June 30, 2007, to 15.6% for the same period in 2008, and is the result of several factors. First, all of our companies continued to experience higher fuel surcharges in 2008, compared to 2007. Although we have been able to bill our customers for the fuel surcharges, these additional charges had the effect of reducing our gross margin, but not our gross profit, because the surcharges were passed on to our customers without a mark-up. For 2008, our Hong Kong and China airfreight operations increased their commitments for cargo space compared to the amounts available to them in 2007, and in order to fill some of this cargo space, they increased the business done with co-loaders, which normally resulted in a lower profit margin.

Segment overhead for our air freight operations increased by approximately $0.37 million, or 16%, from $2.31 million for the six months ended June 30, 2007, to $2.68 million for the same period in 2008. Of this increase, approximately $0.13 million is attributable to the overhead expenses of WCS. The overhead incurred by our other subsidiaries in this segment for the six months ended June 30, 2008, increased by approximately $0.24 million, when compared to the same period in 2007, representing an increase of about 10%.

Net segment income for our air freight operations is approximately $0.60 million for the six months ended June 30, 2008, compared to net income of $0.36 million for the same period in 2007, for an increase of $0.24 million. Our Hong Kong and China air freight operations reported net incomes of approximately $0.47 million and $0.10 million for the six months ended June 30, 2008, respectively, compared with net incomes of approximately $0.31 million and $5,000, respectively, for the same period in 2007, for a combined improvement of $0.25 million. The increase in net income results from a growth in the volume of shipments by our Hong Kong and China operations, especially to Australia. In addition, Asean and WLG (UK) reported an increase of approximately $1,000 and $12,000 in net income, respectively, for the six months ended June 30, 2008. Increases in the net incomes of our Hong Kong, China and Australian and WLG (UK) operations served to offset a decrease of about $35,000 in the net income of WLG (USA). WCS reported a net income of $2,000 for this segment.

Sea freight operations: Revenues from our sea freight operations rose by about 88% for the six months ended June 30, 2008, when compared to the same period in 2007, growing from approximately $30.19 million to $56.74 million, for an increase of $26.55 million. Much of this increase is attributable to WCS, which was acquired during the third quarter of 2007, and which reported revenues of $25.21 million for the six months ended June 30, 2008. As a result of the growth in our existing operations, the net revenues of these companies increased by about $1.34 million for the six months ended June 30, 2008, or nearly 4%, over the same period in 2007. Asean, WE China, WLG (UK) and MSA reported increases in their revenues of $3.38 million, $1.05 million, $0.99 million and $0.58 million, respectively, compared to the same period in 2007. WLG (USA) experienced a decrease in revenues of $3.33 million as a result of a reduction in its customer base, due, in part, to the integration of its operations with those of WCS. Our Hong Kong sea freight operations reported a decrease in revenue of $1.33 million, mainly due to a decrease in business to the UK and Australia.

Cost of sales for our sea freight operations increased by almost 100% from $24.39 million for the six months ended June 30, 2007, to $48.72 million for the same period in 2008, for an increase of $24.33 million. This increase is mainly attributable to a net increase in sea freight revenues of our existing operations, higher fuel surcharges and to the acquisition of WCS, which increased the Group’s cost of sales by about $23.56 million for the six months ended June 30, 2008.

The Group’s gross profit margin decreased from approximately 19.2% for the six months ended June 30, 2007, to 14.1% for the same period in 2008. As with our air freight business, increased fuel surcharges levied by the shipping lines contributed to the decrease in gross margin for this segment. We were able to pass on the fuel surcharges to our customers. However, we did suffer a decline in our gross margins, but not our gross profit, because the fuel surcharges were not marked up to yield any gross profit. For the six months ended June 30, 2008, WCS reported a gross profit margin of 7.2% for its sea freight operations, which caused a decline in the overall gross margin of about 5.6 percentage points for this segment of our business, and compares to the overall decline in gross margin of 5.1 percentage points for 2008 from 2007. There were increases and decreases in the gross margins of the other companies in this segment, but the increases and declines mostly offset one another.

Total segment overhead attributable to our sea freight business increased by $2.14 million, or 41%, from approximately $5.28 million for the six months ended June 30, 2007, to $7.42 million for the same period in 2008. In part, this increase is attributable to the acquisition of WCS in the third quarter of 2007, which added overhead expenses of $1.82 million to the Group for the six months ended June 30, 2008. The remaining increase of $0.32 million, which represents an increase of about 6% in overhead expenses when compared to same period last year, is attributable to our other operating subsidiaries and is due to additional costs incurred by them to cope with increases in their business, which on a year-to-year basis showed an increase in revenues of about 4%.

Net segment income for our sea freight operations is approximately $0.61 million for the six months ended June 30, 2008, compared to net income of $0.53 million for the same period in 2007. WE China, MSA and Asean’s net incomes for the six months ended June 30, 2008, increased by $130,000, $185,000, and $4,000, respectively, over the amounts they reported for the same period in 2007. Hong Kong’s sea freight operations reported a decrease of $144,000 in its net income for this period compared to the first six months of 2007. WLG (UK) and WLG (USA) incurred net losses of $18,000 and $15,000, respectively, for the six months ended June 30, 2008, compared to a net loss of $27,000 and net income of $110,000, respectively, for the same period in 2007. In addition, WCS reported a net income of $23,000 for the six months ended June 30, 2008. WCS was not part of the Group during the six months ended June 30, 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the six months ended June 30, 2008, revenues from customs brokerage services totaled approximately $33.96 million, compared to $16.25 million for the same period in 2007, for an increase of about $17.71 million. This growth is mostly attributable to new revenues of $15.66 million from WCS’s customs practice. Revenues from Asean and WLG (UK)’s customs practices increased by about $1.51 million and $1.21 million, respectively, for the six months ended June 30, 2008, when compared to the same period in 2007. Direct and administrative costs for this segment totaled about $34.07 million, producing a net loss of $0.11 million for the six months ended June 30, 2008, compared to a net income of $3,000 for the same period in 2007. The loss is attributable to WLG (UK), which reported a net loss of $159,000 in this segment, compared to a net income of $14,000 for the same period in 2007. WCS recorded a net income of $13,000 for the six months ended June 30, 2008.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $2.31 million, or 39%, from $5.97 million for the six months ended June 30, 2007, to $8.28 million for the same period in 2008. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2008, personnel hired during the period, particularly for Asean’s new warehouse facility, and to WCS, which was acquired in the third quarter of 2007. WCS increased our employee count by 56 and added personnel costs of $2.05 million for the six months ended June 30, 2008. The remaining increase of $0.26 million is attributable to salary increases in our existing operations, compensation expense for stock options, and to new employees added by Asean. As of June 30, 2008, the Group's employee headcount was 338, compared to 257 at June 30, 2007.

Rent

Rent expense for our facilities increased by 52% from $0.62 million for the six months ended June 30 2007, to $0.94 million for the same period in 2008, for an overall increase of $0.32 million. The acquired operations of WCS added $135,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $61,000, when compared to the first half of 2007. In addition, Asean’s rental expenses grew by about $105,000, mainly attributable to an increase in its office rent and to the rent for a new warehouse facility, which opened in May 2007 in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense for the six months ended June 30, 2008, totaled about $2.86 million, compared to $2.01 million for the same period in 2007, for an increase of $0.85 million. The increase is primarily attributable to the acquisition of WCS, which increased Other SG&A expenses by $0.60 million. Asean’s Other SG&A expenses increased by $0.17 million for the first half of 2008, when compared to the same period in 2007, mainly as a result of an increase in overseas traveling expenses and to operating costs for a new warehouse facility in Melbourne, Australia. The increase in the Other SG&A expenses for the remaining companies in the Group totaled about $80,000.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $205,000 for the six months ended June 30, 2008, compared to $161,000 for the same period in 2007, for an increase of $44,000. All of this increase is attributable to WCS, which recorded depreciation expense of $56,000 for the first half of 2008. Depreciation expense in our existing subsidiaries declined by about $12,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. In 2007, MSA’s customer list was reduced by $0.60 million due to MSA not achieving certain earnings targets. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. For the six months ended June 30, 2008, amortization expense totaled $0.43 million, and is attributable to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $51,000, $98,000, $83,000, $44,000 and $158,000, respectively. Amortization expense for the six months ended June 30, 2007, was $0.33 million and related to WLG (USA), Asean, ALI, WLG (UK) and the MSA Group in the approximate amounts of $51,000, $98,000, $16,000, $83,000 and $78,000, respectively. WCS was not part of the Group until July 31, 2007 and, as such, the amortization expense reported for the first half of 2007 did not include an amount for WCS.

Interest Expense

Interest expense increased from $205,000 for the six months ended June 30, 2007, to $439,000 for the same period in 2008, for an increase of $234,000. This increase is partly attributable to WCS, which recorded interest expense of approximately $110,000 for the first half of 2008. Asean reported an increase in interest expense of $49,000, mainly as a result of an increase in interest rates and additional bank borrowing. WLG (USA)’s interest expense declined by about $54,000 due to the repayment in full of a term loan and its line of credit, in March and April 2008, respectively. In addition, the Group incurred interest expense of $45,000 for a director’s loan of $0.75 million, and $82,000 for loans of $2.39 million from another director. All directors’ loans carry an interest rate of 12% per annum.

Other income/ expense

Other expense for the six months ended June 30, 2008, totaled $78,000, and consisted of exchange losses of about $50,000 attributable to our operations in China and the UK and to miscellaneous expense items totaling $28,000. Other income of $62,000 for the same period in 2007 was composed of exchange gains recorded by Asean and WLG (UK).

Provision for Income Taxes

The provision for income taxes increased from $211,000 for the six months ended June 30, 2007, to $227,000 for the same period in 2008. Income tax of $215,000 was provided on the combined net income of $1.19 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 18.1%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $470,000, which includes about $502,000 of expenses which are not deductible for income tax purposes, the largest being amortization expense of $409,000. Income tax of $12,000 was provided on the net income of our US operations, and consisted of state taxes only. No federal US tax was provided due to the availability of US loss carryforwards. No tax benefit has been provided on the loss of WLG (UK), which totaled $233,000. After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $489,000 is approximately 46% for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2008, our operations provided cash of approximately $1.71 million, compared with cash of $2.41 million provided by our operations for the same period in 2007. In 2008, cash was provided by the following sources: net income of $0.26 million; amortization and depreciation expense of $0.64 million; provision for bad debts of $99,000; other non cash items of $5,000; decrease in trade receivables of $0.82 million and an increase in trade payables of $0.42 million. Major components that used cash for operations in 2008 included: an increase in deposits and prepayments of $0.06 million; a decrease in other accrued liabilities of $0.17 million; repayment of $0.21 million to a director and a decrease in taxes payable of $92,000.

Net cash used by financing activities totaled about $0.39 million for the six months ended June 30, 2008, compared to net cash used of about $1.23 million by financing activities in 2007. Cash used by financing activities in 2007 included the repayment of bank loans of $0.96 million, repayment of capital lease obligations of $0.06 million, repayment of overdraft facilities of $0.04 million, an increase in restricted cash of $0.12 million and cash dividends of $45,000 on our preferred stock. Cash used by financing activities in 2008 included repayment of bank loans and capital lease obligations of $2.03 million and $62,000, respectively, increase in restricted cash of $63,000, and cash dividends of $45,000 on our preferred stock. Cash provided by financing activities in 2008 included an increase of $0.18 million in our bank overdraft facilities and loans from a director totaling $1.64 million.

As of June 30, 2008, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China. With these guarantees, the airlines, in turn, grant credit terms to these companies. In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by approximately $0.54 million in cash in restricted bank accounts. Asean has given a bank guarantee of about $0.13 million in favor of the owner of the office premises occupied by it. In addition, a UK bank has provided a bank guarantee of $0.60 million to the UK Customs and Excise Department for the benefit of WLG (UK). In return for this guarantee, the UK Customs and Excise Department has granted credit terms to WLG (UK). In addition to giving a parent company guarantee to the UK bank that provided a guarantee to the UK Customs and Excise Department, a parent company guarantee has been given in support of the new office and warehouse facilities of WLG (UK). This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced. As of June 30, 2008, our obligation under this guarantee is about $0.88 million.

During 2006, WEHK borrowed approximately $0.11 million to pay income taxes and to use as working capital. This loan was fully repaid by November 2007. In October 2007, WEHK borrowed $0.28 million to pay income taxes, and the loan is repayable in equal installments over the next twelve months. As of June 30, 2008, the outstanding balance of this loan was approximately $94,000.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from its bank. The term loan was to be repaid ratably over 60 months. Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company. Under these two loan facilities, WLG (USA) had to maintain certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be applied on a rolling basis at the end of each calendar quarter. As of December 31, 2007, WLG (USA) was in violation of these covenants; however, the bank waived the violations. Subsequent to December 31, 2007, the bank cancelled both facilities and required that the term loan be repaid in March 2008 and set April 15, 2008, for termination of the revolving line of credit. The term loan balance of approximately $0.75 million was fully repaid prior to March 31, 2008, and the line of credit, which had a balance of $0.13 million, was repaid on April 15, 2008. These loans were repaid from the Group’s working capital and from a loan provided to the Group by a director.

Asean has a receivables loan facility in the face amount of approximately $3.84 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $0.65 million. At June 30, 2008, Asean's bank debt under its receivables and overdraft facilities was $2.34 million and $0.65 million, respectively, with interest rates of approximately 11.73% for the receivables line and 10.83% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $5.50 million. This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of eligible receivables of the three companies. As of June 30, 2008, WCS owed approximately $3.39 million under this facility. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. These facilities expire on November 28, 2008.

We continue to execute our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed three acquisitions of freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. In 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice. We expect to make additional strategic acquisitions to expand our ability to provide a full range of logistics services on a global scale, as well as to increase our capabilities in certain key markets that we currently serve. To the extent that we are unable to use our common stock to acquire other companies, we will need to raise additional capital, if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of consideration required for the prospective acquisitions. However, there can be no assurance that we will be successful in identifying suitable acquisition targets, and, if we are, there can be no certainty that we will be able to complete the acquisitions. Nor can there be any assurance that we would be successful in our efforts to raise additional capital, either in the form of long-tem debt and/or equity. We may also seek to raise additional capital to use as working capital to allow us to support and accelerate the growth of the Group, particularly in the US, Australia and Asia.

Our approximate contractual cash obligations as of June 30, 2008, are set forth in the table below and are expected to equal approximately $0.60 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5years
Long-term debt obligations	$1,350	$988	$362	—	—
Facilities rental and equipment lease obligations	$4,288	$1,491	$1,812	$985	$—
Cargo space commitments	$4,744	$4,744	—	—	—
Redeemable preferred stock*	$1,700	—	$1,700	—	—
Total contractual cash obligations	$12,082	$7,223	$3,874	$985	$—

* Either the Company or the Holder may require full or partial redemption of the preferred stock at any time after June 30, 2010.

During the six months ended June 30, 2007 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Changes in Internal Control Over Financial Reporting

The Company reported in its annual report on Form 10-K for the fiscal year ended December 31, 2007, certain deficiencies in its internal control over financial reporting. The Company is continuing the process of remediating such deficiencies and reviewing and formalizing its internal control and procedures over financial reporting. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies, in addition to those previously identified, that will need to be addressed and remediated. The forgoing notwithstanding, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings:

During the three months ended June 30, 2008, three legal proceedings were filed against the Company in China. The claimants are seeking damages of about $150,000 for cargoes that they allege were released without proper documentation and payment. Each of these claims has been submitted to our insurance carrier who is defending each one, as well is paying all legal fees. The Company’s maximum exposure under the three proceedings, assuming that the insurance carrier does not dispute coverage, which it has not done, is approximately $35,000.

Except for the foregoing, during the three months ended June 30, 2008, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q filed for the three months ended March 31, 2008.

Items 1A: Risk Factors:

There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form10-K for the year ended December 31, 2007, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Item 5. Other Information:

On July 1, 2008, we issued to Christopher Wood, our Chief Executive Officer, a director and our controlling shareholder, a $600,000 promissory note, dated July 1, 2008 (the “Note”). The Note was issued to set forth, among other things, the interest rate and repayment terms for $600,000 in loans that Mr. Wood previously made to us. The Note bears interest at the rate of 12% per year and is payable in twelve monthly installments of $50,000 each, with the first installment due on January 31, 2009. The Note is secured by our assets and will become immediately due and payable upon the earlier to occur of: (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) our raising of not less than $3.0 million in new capital through the sale of securities, and (iv) the termination of Mr. Wood’s employment. The foregoing summary of the terms of the Note is qualified in its entirety by the text of the Note, which is attached as an exhibit hereto.

Item 6. Exhibits.

Exhibits

4.3	Promissory Note, dated July 1, 2008, issued to Christopher Wood.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).
31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-4(a)).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: August 14, 2008	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: August 14, 2008	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.3	Promissory Note, dated July 1, 2008, issued to Christopher Wood.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-4(a)).
31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).