Form 10-Q
period 2008-09-30
WLG INC
filed 2008-11-14
CIK 1283236

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

On November 14, 2008, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2007, and in Item 1A of our Report on Form 10-Q for the six months ended June 30, 2008.  WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WLG Inc.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

		3 months ended September 30,		9 months ended September 30,
		2007	2008	2007	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		33,914	31,604	67,950	98,963
Agency services		1,003	1,782	3,160	3,746
Other services		19,996	23,193	44,994	65,572

Total revenues		54,913	56,579	116,104	168,281

Operating expenses
Cost of forwarding/customs		(48,200)	(49,319)	(99,619)	(147,311)
Selling and administrative		(5,806)	(6,115)	(14,413)	(18,202)
Depreciation and amortization		(324)	(319)	(810)	(958)

Total operating expenses		(54,330)	(55,753)	(114,842)	(166,471)

Income from operations		583	826	1,262	1,810

Other income (expense)
Interest income		11	6	45	28
Interest expense		(199)	(241)	(404)	(680)
Other income (expenses), net		23	126	85	48

Income before income taxes		418	717	988	1,206

Provision for income taxes		(217)	(267)	(427)	(494)

Net income		201	450	561	712

Dividend on preferred stock		(23)	(23)	(68)	(68)

Income applicable to common stock		178	427	493	644

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		70	(243)	165	(163)

Total comprehensive income		248	184	658	481

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

		3 months ended September 30,		3 months ended September 30,
		2007	2008	2007	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income per share:

Basic earnings per share	2	0.01	0.01	0.02	0.02

Diluted earnings per share	2	0.01	0.01	0.02	0.02

Weighted average common shares outstanding
Basic		29,813,024	31,400,094	27,742,500	31,400,094

Diluted		29,867,089	33,900,094	27,830,353	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and September 30, 2008

(Dollars in thousands except share data and per share amounts)

		At December 31, 2007	At September 30, 2008
	Notes	US$	US$
			(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,631	2,487
Restricted cash		649	713
Trade receivables, net of allowance (2007: $798; 2008: $530)		22,198	20,616
Deposits, prepayments and other current assets		894	1,081
Tax prepaid		18	18

Total current assets		25,390	24,915

Property, plant and equipment, net		1,396	1,278
Deposits and other non-current assets		208	57
Deferred tax assets		246	309
Intangible assets, net		5,505	4,454
Goodwill		9,328	9,328

Total assets		42,073	40,341

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdrafts	3	471	554
Trade payables		11,650	10,012
Other accrued liabilities		3,868	3,322
Bank loans - maturing within one year	3	7,854	6,390
Current portion of capital lease obligations		102	71
Due to directors	5	1,710	1,065
Income tax payable		314	533

Total current liabilities		25,969	21,947

Non-current liabilities
Non-current portion of capital lease obligations		163	109
Other non-current liabilities		232	239
Due to a director	5	-	150
Deferred tax liabilities		9	8

		404	506

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value $1,700)	9	-	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2007 and September 30, 2008

(Dollars in thousands except share data and per share amounts)
	At December 31, 2007	At September 30, 2008
	US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, US$0.001 par value, 5 million shares authorized and none issued	-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	2	2
Common stock, US$0.001 par value, 55 million shares authorized, 31,400,094 shares issued and outstanding	31	31
Additional paid-in capital	12,760	12,767
Accumulated other comprehensive income
- Foreign currency translation adjustments	220	57
Retained earnings	2,687	3,331

Total stockholders' equity	15,700	16,188

Total liabilities and stockholders' equity	42,073	40,341

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

	9 months ended September 30,
	2007	2008
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	561	712

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	270	307
Amortization	540	651
Allowance for doubtful debts	229	190
Other non-cash items	40	7

Changes in working capital:
Trade receivables	(1,616)	1,262
Deposits, prepayments and other current assets	109	(36)
Due from related parties	(18)	-
Trade payables	853	(1,638)
Other accrued liabilities	699	(140)
Due to directors	(112)	(432)
Income tax payable	132	155

Net cash provided by operating activities	1,687	1,038

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(377)	(221)
Acquisition of WCS	(2,550)	-

Net cash used in investing activities	(2,927)	(221)
Cash flows from financing activities:
Restricted cash	8	(64)
Bank overdrafts	305	83
Bank loans repaid	(28)	(1,464)
Capital lease obligations paid	(101)	(85)
Payment of dividend on preferred stock	(68)	(68)
Loans from directors	1,500	1,637

Net cash provided by financing activities	1,616	39

Net increase in cash and cash equivalents	376	856
Cash and cash equivalents at beginning of period	1,528	1,631

Cash and cash equivalents at end of period	1,904	2,487

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong. WE China began business in China in February 2005 as a full-service freight forwarding company. WECCL had not commenced business as of September 30, 2008.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON. The purchase price for KON consisted of a cash payment of $1,000 and a professional fee of $50. WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

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

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers, which shipped products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s administrative and accounting functions had been assumed by WLG (USA), and by June 30, 2008, all of the remaining operations of ALI had been combined with those of WLG (USA).

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

Founded in 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains relationships with cargo agents in all of Australia’s mainland states. Asean provides freight forwarding and logistics services, as well as customs brokerage services, to its customers, most of which that ship products primarily between Asia and Australia.

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

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington state, provides freight forwarding and customs brokerage services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers. As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA. MSA mainly serves customers that ship products from Asia to the US.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC. WCS is based in Schaumburg, Illinois, and also has offices in New York, Atlanta, Los Angeles and San Francisco. It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of September 30, 2008, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of September 30, 2008, and for the three and nine months ended September 30, 2007 and 2008, have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and results of operations for the three and nine months ended September 30, 2007 and 2008, and cash flows for the nine months ended September 30, 2007 and 2008, have been made. The results of operations for the three and nine months ended September 30, 2007 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE

Earnings per share were computed as follows:

	3 months ended September 30, 2007

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	201

Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share
Income available to common stockholders	178	29,813,024	0.01

Effect of dilutive securities
Employee stock options	-	54,065
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	178	29,867,089	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	9 months ended September 30, 2007

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	561

Dividends on Series A convertible redeemable preferred stock	(68)	2,000,000	0.03

Basic earnings per share
Income available to common stockholders	493	27,742,500	0.02

Effect of dilutive securities
Employee stock options	-	87,853
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	493	27,830,353	0.02

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	3 months ended September 30, 2008

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	450

Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic earnings per share

Income available to common stockholders	427	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Notes #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	23	2,000,000
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	450	33,400,094	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS PER SHARE (CONTINUED)

	9 months ended September 30, 2008

	Income	Weighted average number of shares	Per share amount
	US$		US$
	(Unaudited)		(Unaudited)

Net income	712

Dividends on Series A convertible redeemable preferred stock	(68)	2,000,000	0.03

Basic earnings per share
Income available to common stockholders	644	31,400,094	0.02

Effect of dilutive securities
Employee stock options (Notes#)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Income available to common stockholders assuming conversion of dilutive securities	644	31,400,094	0.02

# :
For the three and nine months ended September 30, 2007, common stock was not increased by the 2,000,000 shares related to the Series A convertible redeemable preferred stock and the conversion of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered. For the three months ended September 30, 2008, common stock is not increased by the conversion of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options or the 2,428,571 shares related to Series B convertible redeemable preferred stock. For the nine months ended September 30, 2008, common stock is not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, the conversion of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, or the 2,428,571 shares of Series B convertible redeemable preferred stock. Under an agreement with the sellers’ of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain financing targets are achieved. None of the financial targets were achieved as of the three and nine months ended September 30, 2007 and 2008. The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy, commercial banks as follows:

	At December 31, 2007	At September 30, 2008
	US$	US$
		(Unaudited)
Facilities granted
- bank guarantees	1,148	1,203
- overdraft facilities	591	554
- bank loans and revolving credit lines	12,778	9,057
- foreign exchange facilities	219	205
- lease facilities	235	205

Total bank facilities	14,971	11,224

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $544 will expire within one year from September 30, 2008, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $113 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $546 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loan facilities mature on various dates as follows: (i) $276 on October 17, 2008, and (ii) $5,500 revolving credit facility in November 2008. The remaining loan facility of $3,281 is an on-going facility that is subject to review in 2008, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The bank loans and revolving credit facilities of $9,057 are secured as follows: (i) term loan of $276 is unsecured and repayable within one year by monthly installments, (ii) $5,500 is secured by all of WCS’s assets, including its accounts receivables as well as the accounts receivable of WLG (USA) and MSA and a guarantee provided by the Group’s parent company, and (iii) $3,281 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WCS’s revolving credit facility in the face amount of $5,500 requires that WCS comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $1,000. As of September 30, 2008, the excess availability under WCS’s revolving credit facility was $720, or about $280 less that what the covenant requires. By October 6, 2008, the excess availability under this revolving credit facility exceeded $1,000, and WCS was in compliance with this covenant.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Certain of the bank guarantees, totaling $544, are collateralized by cash of $544. In addition, a bank guarantee of $113 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets. The remaining bank guarantee of $546 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $554 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $205, which at September 30, 2008, had not been utilized. Asean has a leasing facility of $205, and $3 was outstanding as of September 30, 2008, and this facility is secured by the assets under lease. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company. As of September 30, 2007 and 2008, the weighted average interest rates of the Group’s short-term bank borrowings were 8.94% and 8.10% per annum, respectively.

	At December 31, 2007	At September 30, 2008
	US$	US$
		(Unaudited)
Utilized
Committed lines
- bank guarantees	1,148	1,203
- overdraft facilities	471	554
- bank loans and revolving credit lines	7,854	6,390
- lease facilities	36	3

Total bank facilities utilized	9,509	8,150

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of December 31, 2007 and September 30, 2008:

	At December 31, 2007	At September 30, 2008
		(unaudited)
	US$	US$

Within one year	1,358	1,374
Over one year but not exceeding two years	968	965
Over two years but not exceeding three years	466	719
Over three years but not exceeding four years	250	522
Over four years but not exceeding five years	60	401
Over five years	-	1,736

Total operating lease commitments	3,102	5,717

Rent expense under operating leases for the 9 months ended September 30, 2007 and 2008, was $786 and $1,486, respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air and ocean freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year. As of September 30, 2008, the obligation for the minimum amount of cargo space to be used for the following twelve months was $2,487.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies - outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of September 30, 2008, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $20.

Three parties have filed legal actions against the Group totaling about $150. These claims are covered by insurance, except for amounts equal to or less than the deductible payment required under these policies, which total about $35, and for which a provision in such amount was recorded as of June 30, 2008, and no further adjustment has been made to this amount. The Group has identified potential claims of approximately $48 that might be asserted by various parties. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

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

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31, 2007	At September 30, 2008
	US$	US$
		(unaudited)
Due to directors (Notes)

CW	960	652
DK	750	563

	1,710	1,215

Notes:
(i)
Amounts due to directors are unsecured and interest-free except for the director loans of $600 and $563 due to CW and DK, respectively, which were used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital. The loans carry an interest rate of 12% per annum. As of September 30, 2008, the director loan of $563 is to be repaid by 9 equal installments, and the director loan of $600 is to be repaid by 12 equal installments beginning on January 31, 2009, and the remaining balance of $52 has no fixed repayment terms.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 in loans that CW previously made to it. The Note bears interest at the rate of 12% per annum and is repayable in twelve monthly installments of $50 each, with the first installment due on January 31, 2009. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

Additional details of transactions
	3 months ended September 30,		9 months ended September 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rental paid/payable
JWP	27	27	81	81

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the nine months ended September 30, 2007 and 2008, with directors/ stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

January 1, 2007	439	-	439
Loans from directors	750	750	1,500
Interest accrued	15	15	30
Interest paid	(15)	(15)	(30)
Expenses/draws (Note)	(111)	-	(111)

September 30, 2007	1,078	750	1,828

January 1, 2008	960	750	1,710
Loans from directors	1,637	-	1,637
Repayment of loan	-	(187)	(187)
Interest accrued	100	66	166
Interest paid	(40)	(66)	(106)
Expenses/draws (Note)	(305)	-	(305)
Converted to Series B convertible redeemable preferred stock	(1,700)	-	(1,700)

September 30, 2008	652	563	1,215

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW.

6.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	9 months ended September 30,
	2007	2008
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	404	621
Income taxes	315	339

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

7.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to its officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by our board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2008, the number of shares reserved under the Plan was increased to 6,280,019.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from their effective dates. However, the Plan permits significant latitude to allow the board to grant options with varying terms, such as changing the vesting period, the term and/or exercise price. Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and compensation expense will be recognized over the vesting period of the option.

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. As such, the Company established August 2005 as the grant date for this option. The board has formally approved the award and this option is fully vested.

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

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under this method, the compensation expense related to the fair value of stock options charged to the unaudited, consolidated statement of operations for the nine months ended September 30, 2007 and 2008, was $40 and $7, respectively. As of September 30, 2008, the compensation expense related to non-vested options totaled $15 and is expected to be recognized over 24 months. The total intrinsic value of the options outstanding and options exercisable as of September 30, 2008, was $1 and Nil, respectively. No tax benefit was recognized for the stock option expense recorded for the nine months ended September 30, 2007 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

7.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%
Expected life	2 years	3 years	3 years
Expected volatility(Note #)	45.00%	57.79%	46.00%
Expected dividend yield	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2006	-	-

Outstanding at December 31, 2006	200,000	1.00	8.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	25,000

Outstanding at September 30, 2008	245,000	1.12	7.20

Exercisable at September 30, 2008	215,827	1.09	6.96

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding; (ii) sea forwarding; and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	For the 3 months ended September 30, 2007 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	9,460	8,506	31,902	29,426	13,551	18,647	54,913	56,579
Costs of forwarding/customs	(8,047)	(7,082)	(28,042)	(24,786)	(12,111)	(17,451)	(48,200)	(49,319)
Depreciation	(21)	(13)	(63)	(69)	(25)	(20)	(109)	(102)
Interest income	5	2	5	2	1	2	11	6
Interest expense	(26)	(23)	(98)	(78)	(45)	(50)	(169)	(151)
Other segment income	5	33	12	72	5	22	22	127
Other segment expenses	(1,231)	(991)	(3,178)	(3,911)	(1,211)	(1,075)	(5,620)	(5,977)
Taxation	(39)	(74)	(147)	(124)	(30)	(34)	(216)	(232)

Segment income	106	358	391	532	135	41	632	931
Unallocated parent company expenses							(431)	(481)

Net income							201	450

Property, plant and equipment - additions	23	12	52	29	31	16	106	57

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	For the 9 months ended September 30, 2007 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	24,214	29,509	62,094	86,166	29,796	52,606	116,104	168,281
Costs of forwarding/customs	(20,134)	(24,807)	(52,427)	(73,500)	(27,058)	(49,004)	(99,619)	(147,311)
Depreciation	(58)	(47)	(169)	(196)	(43)	(64)	(270)	(307)
Interest income	22	9	19	13	4	6	45	28
Interest expense	(70)	(72)	(215)	(249)	(89)	(142)	(374)	(463)
Other segment income	23	9	44	23	18	16	85	48
Other segment expenses	(3,433)	(3,497)	(8,002)	(10,817)	(2,412)	(3,438)	(13,847)	(17,752)
Taxation	(81)	(149)	(300)	(301)	(46)	(44)	(427)	(494)

Segment income (loss)	483	955	1,044	1,139	170	(64)	1,697	2,030

Unallocated parent company expenses							(1,136)	(1,318)

Net income							561	712

Property, plant and equipment - additions	74	45	202	112	101	64	377	221

(iii)	As of December 31, 2007 and September 30, 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	2007	2008	2007	2008	2007	2008	2007	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	6,765	6,134	15,472	13,551	4,997	6,829	27,234	26,514

Unallocated assets							14,839	13,827

Total assets							42,073	40,341

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

(Dollars in thousands except share data and per share amounts)

8.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and nine months ended September 30, 2007, and 2008, analyzed by geographical locations:

	3 months ended September 30,		9 months ended September 30,
	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	9	45	12	46
Asia and others	63	20	57	22
Australia	16	26	18	24
Europe	12	9	13	8

	100	100	100	100

(c)
The Group made no sales during the three months and nine months ended September 30, 2008, which qualified as sales to a major customer (a major customer is defined as a customer for which sales to it represent 10% or more of total revenues).

9.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001. The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share. The Series B Preferred Stock shall pay an annual cumulative dividend equal to 12% of the stated value per share. The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment. In addition, commencing on the earlier to occur of 24 months after the issuance date, Mr. Wood’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

WLG Inc.

Notes to the Consolidated Financial Statements
3 and 9 months ended September 30, 2007 and 2008

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
3 and 9 months ended September 30, 2007 and 2008

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

In June 2008, the Financial Accounting Standards Board issued EITF Issue No. 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" ("EITF No. 08-4"). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. The adoption of EITF No. 08-4 is not expected to have a material impact on the Company’s financial position or results of operations.

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

WLG's business is conducted by its operating subsidiaries, which, as of September 30, 2008, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc. In January 2004, we changed our name to Wako Logistics Group, Inc. and in December 2007, our name was changed to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million shares, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.

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

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003 between Hong Kong and the PRC, companies incorporated in Hong Kong were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, as a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding and other logistics services for exports and imports between China and the rest of the world. WE China has eight offices in China, including offices in what we believe are four of China's most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). As part of this transaction, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs brokerage and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (collectively, “MSA Group”). MSA, incorporated on May 15, 1979, in Washington state, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington state, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the United States for onward shipment to locations throughout the US. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together. As of June 30, 2008, all of the operations of Sea Systems had been integrated with those of MSA.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of sea and air freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import products by sea and air from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group and WCS had not worked together. The personnel and operations of WLG (USA)’s office in Des Plaines, Illinois, have been relocated to WCS’office in Schaumburg.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the Group's parent company, WLG Inc.

Overview

We are a global, non-asset based logistics and freight forwarding company that provides supply chain logistics services, including warehousing, freight forwarding, customs brokerage and value added services (“VAS”). We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and operate commercial transportation assets of all types as a means of providing both regional and international freight forwarding services to our customers. More specifically, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major manufacturing and trading locations throughout the world. In order to provide VAS to our customer, we lease warehouse space in several of the countries in which we have offices.

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

Freight Forwarding and Value Added Services

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates for transportation services that are lower than the rates our customers could negotiate directly with transportation providers. Often, the shipping rates we negotiate may be reduced due to the amount of freight volumes that we arrange to have shipped. As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, benefit by increasing our revenues and operating profits.

A significant portion of the expenses for our freight forwarding business is variable and relates directly to the amounts and volumes of shipments we book. Direct transportation costs are our largest variable expense. Personnel costs represent the second largest expense for our freight operations. Over time, we have gained the experience necessary to estimate our staffing needs based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

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

As part of our freight forwarding business, we often provide related logistics services to our customers. Within our industry, such services are known as Value Added Services. The provision of VAS is a necessary and important part of our business and may cover a wide range of supply chain services. As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels. At the carton level, each carton remains unopened, which makes this a simpler service. At the item level, each individual item may, as in the case of apparel, be identified by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment in the country of manufacture may provide our customers with a more efficient and less costly means to store and distribute their products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store, process and/or prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney and Melbourne, Australia, Manchester, England, Seattle, Washington, Long Beach and San Francisco, California and in Schaumburg, Illinois. In each location, we acquired an existing business. The revenue and expense streams for this segment of our business tend to be more predictable than those of our freight forwarding operations. However, customs brokerage in most locations is a commodity type business and pricing is very competitive. Consequently, operating margins in this business are often small, and are generally less than those in our freight forwarding operations. In some cases, we accept low margin brokerage business as a strategic decision to obtain freight forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customs brokerage customers to pay the customs duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial, particularly as measured against the profit from a specific customs brokerage job or customer. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients. In addition, we work with and advise our clients to take advantage of government programs that grant credit terms for the payment of customs duties that are remitted by the customers directly to the government.

Generally, billings for customs brokerage services are based on the number of freight clearances for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments. The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Personnel costs are the largest expense for this segment of our business, and, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what the personnel needs are for our various customs practices.

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

By working with independent cargo agents, we have been able to expand our business without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, our senior management is involved with them on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. However, because we normally have to split the revenue with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handled both sides, import and export, of a shipping transaction. In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

 Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007.

Total revenues for the three months ended September 30, 2008, increased by about $1.67 million, or 3%, compared with total revenues for the three months ended September 30, 2007, growing from approximately $54.91 million to $56.58 million. Revenues from our existing business, on a like-to-like basis, decreased by $5.22 million, or 10%. WCS, the US company we acquired at the end of July in 2007, added revenues of $20.32 million to the third quarter of 2008, compared to revenues of $13.43 million for the two months of August and September 2007.

For the decrease in like-to-like revenues of $5.22 million, our Hong Kong and China revenues declined by $2.07 million in the third quarter of 2008, compared to the same period in 2007. In addition, our existing US operations reported a decrease of $5.82 million in revenues, of which $3.57 million and $2.25 million are attributable to WLG (USA) and MSA, respectively. Most of the decline in revenues for MSA is attributable to charges for sea freight that MSA’s customers paid direct in 2008, compared to last year when MSA paid these amounts on behalf of its customers. The decline in revenues for WLG (USA) is mainly attributable to the reduction in business from an independent, overseas agent that established its own office in the US and to the contraction of WLG (USA)’s customer base in connection with the integration of its operations with those of WCS. Revenues in the UK grew by about $0.68 million, and Asean reported a growth in revenues of approximately $1.99 million, over this same period in 2007.

Gross profit rose from $6.71 million in the three months ended September 30, 2007, to $7.26 million for the same period in 2008, for an increase of $0.55 million, or 8%. Of this increase, Asean added $0.50 million and our China operation accounted for $0.26 million of the growth. WLG (UK) reported an increase in gross profit of $6,000 during the three months ended September 30, 2008. Our Hong Kong operations reported a decrease in gross profit of $0.26 million, as a result of a decrease in revenue during the third quarter. The remaining increase in gross profit of $0.33 million is attributable to WCS, which was only included in the Group for August and September of 2007. Lastly, WLG (USA) reported a decrease in gross profit of $0.29 million, and the decline in its gross profit tracks with the decrease of its revenues.

The Group's overall gross margin improved from 12.2% for the three months ended September 30, 2007, to 12.8% for the same period in 2008.

During the three months ended September 30, 2008, total operating expenses increased to about $6.43 million, as compared to approximately $6.13 million for the same period in 2007, for an increase of $0.30 million, or 5%. All of the increase in operating costs in the third quarter of 2008 is attributable to $0.60 million of operating expenses of WCS, which was not part of the group until July 31, 2007. There was an overall decrease of $0.30 million in operating expenses attributable to our existing operations, representing a 5% reduction in operating expenses over the same period in 2007. For the three months ended September 30, 2008, salaries and related personnel costs increased by about $0.42 million, or 11%, from $3.93 million to $4.35 million. Of this increase, $0.49 million is attributable to WCS, leaving an overall decrease of $75,000 in all other subsidiaries. Other selling and administrative costs decreased by approximately 6% from $1.88 million to $1.77 million, which, when combined with the increase in personnel costs, results in a total increase of $0.31 million for operating costs, not including amortization and depreciation. Of the $0.31 million increase, approximately $0.59 million relates to WCS, which was acquired on July 31, 2007, but this increase was offset by a reduction of $0.28 million in the operating expenses in our existing subsidiaries. Amortization and depreciation expense decreased from $324,000 to $319,000, mainly as a result of certain fixed assets being fully depreciated. See discussion of Other Operating Expenses below.

After the provision for income taxes, the Group recorded net income of $450,000 for the three months ended September 30, 2008, compared to net income of $201,000 for the same period in 2007, for an increase of $249,000. Hong Kong and China’s operations reported a combined net income of $740,000 for the three months ended September 30, 2008, compared with net income of $517,000 for the same period in 2007, representing an increase of approximately $223,000. The improvement in their net incomes is mainly due to an increase in gross profit in China’s operations together with a decrease in administrative expenses for our Hong Kong office. In addition, MSA reported net income of $41,000 for the three months ended September 30, 2008, compared to a loss of $28,000 for the same period in 2007. WCS, which we acquired in the third quarter of 2007, reported a net loss of $89,000 for the three months ended September 30, 2008, compared with a net income of $184,000 for the same period in 2007. Asean’s net income for the third quarter of 2008 is $294,000, compared to $190,000 for the same period in 2007, for an increase of $104,000, mainly as a result of a growth in business for some of its major customers and a decrease in the net loss from its warehouse in Melbourne. WLG (UK) posted a net income of $33,000 for the three months ended September 30, 2008, compared to a net income of $73,000 for the same period in 2007, for a decrease of $40,000, mainly as result of an increase in its bad debt provision and overhead expenses related to the operation of a new warehouse facility. WLG (USA) reported a net loss of $89,000, compared to a net loss of $304,000 for the same period in 2008, for an improvement of $215,000. The improvement is mainly attributable to reductions in its general and administrative expenses. In addition, the parent company reported additional expenses of about $49,000 for the three months ended September 30, 2008, compared to the same period in 2007, as a result of an increase in interest expense of about $59,000.

Segment Information

Air freight operations: Revenues from our air freight operations for the three months ended September 30, 2008, decreased from approximately $9.46 million to about $8.51 million, or about 10%, when compared to the same period in 2007. Our Hong Kong and China air freight operations reported decreases in their revenues of $0.44 million and $0.20 million, respectively, mainly as a result of a slow down in the general air freight market during the third quarter of 2008, especially for air freight business from Hong Kong to Australia. In addition, Asean, MSA, WLG (USA) and WLG (UK) reported decreases in revenue by $0.02 million, $0.02 million, $0.41 million and $0.03 million, respectively. WCS, which was not part of the Group until July 31, 2007, reported an increase in air freight revenues of $0.17 million.

Cost of sales for our air freight operations decreased by approximately 12%, from $8.05 million for the three months ended September 30, 2007, to $7.08 million for the same period in 2008. This decrease is due to a reduction in the volume of air freight shipments arranged by us.

The gross profit margin for our air freight business increased to 16.7% for the three months ended September 30, 2008, from 14.9% for the same period in 2007, mainly as a result of an improvement in the gross profit margins of our operations in China and Hong Kong.

Segment overhead for our air freight operations decreased by approximately $0.24 million, or 18%, from $1.31 million for the three months ended September 30, 2007, to $1.07 million for the same period in 2008. The decrease in mainly attributable to a decline in the general and administrative expense of approximately $0.12 million in our Hong Kong and China operations, and a decrease of about $0.20 million in the air freight overhead of WLG (USA) as a result of a decrease in its air freight business.

Net segment income for our air freight operations is approximately $0.36 million for the three months ended September 30, 2008, compared to net income of $0.11 million for the same period in 2007, for an increase of $0.25 million. This growth is attributable to our Hong Kong and China air freight operations, which reported net incomes of approximately $0.21 million and $0.10 million for the three months ended September 30, 2008, respectively, compared with net incomes of approximately $87,000 and $31,000, respectively, for the same period in 2007, for a combined improvement of $0.19 million. The increases in net income are attributable to an improvement in gross profit together with a decrease in administrative expenses. WLG (USA) reported a net loss of about $17,000 in the third quarter of 2008, compared to a net loss of $65,000 for the same period in 2007, resulting in an improvement of $48,000. Most of this improvement is attributable to a reduction in WLG (USA)'s general overhead expenses for this segment. In addition, Asean’s net income for this segment improved by $21,000, while WCS reported a decrease in net income of $11,000.

Sea freight operations: Revenues from our sea freight operations decreased by about 8% for the three months ended September 30, 2008, when compared to the same period in 2007, from approximately $31.90 million to $29.43 million, for a decrease of $2.47 million. Our operations in Hong Kong reported a decrease in revenue of $1.40 million, mainly due to a decline in the volume of business. In addition, WE China recorded a decrease in revenues of about $0.03 million. Revenues of WLG (USA) and MSA decreased by $3.16 million and $1.44 million, respectively. Most of the reduction in MSA’s revenues is a result of some of MSA’s customers making payment directly to the shipping lines for the cost of their freight shipments. WCS's revenues increased by $1.68 million in this quarter over the same period in 2007 due, in part, to the fact that WCS was only included in the group's results last year from August 1, 2007, onwards. In addition, Asean and WLG (UK) recorded increases in revenues of $1.39 million and $0.49 million, respectively.

Cost of sales for our sea freight operations decreased by 12% from $28.04 million for the three months ended September 30, 2007, to $24.79 million for the same period in 2008, for a decrease of $3.25 million. The acquisition of WCS increased the Group’s cost of sales by about $1.39 million for the three months ended September 30, 2008. As a result of the decline in revenues from our other companies, there was a drop in cost of sales for these entities.

The Group’s gross profit margin improved to approximately 15.8% for the three months ended September 30, 2008, from 12.1% for the same period in 2007. Most of this improvement is due to higher margins earned by WE China and Asean.

Total segment overhead attributable to our sea freight business increased by $0.64 million, or 18%, from approximately $3.47 million for the three months ended September 30, 2007, to $4.11 million for the same period in 2008. In large part, this increase is attributable to the acquisition of WCS, which was not part of the group until July 31, 2007, but which added overhead expense of $0.46 million to the Group when compared to the third quarter of 2007. Overhead expenses of Asean grew by about $0.40 million and relate to the growth in its revenues for this segment, which grew by just over 30% when compared to the same period in 2007. The remaining companies in the Group experienced an overall reduction of $0.22 million in overhead expense for the three months ended September 30, 2008, compared to the same period in 2007.

Net segment income for our sea freight operations is approximately $0.53 million for the three months ended September 30, 2008, compared to net income of $0.39 million for the same period in 2007. MSA, Asean and WE China’s net incomes increased by $65,000, $57,000, and $125,000, respectively. WLG (USA)’s net loss was reduced from $239,000 to $73,000, for an improvement of $166,000, mainly attributable to a decrease in its administrative overhead. Hong Kong’s sea freight operations reported a decrease in net income of $95,000, mainly as a result of a decrease in revenues for this segment during the period. In addition, WCS reported a loss of $56,000, compared to net income of $118,000 for the two months ended September 30, 2007. WLG (UK)’s net income for the third quarter of 2008 decreased by about $3,000, when compared to the same period in 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the three months ended September 30, 2008, revenues from customs brokerage services totaled approximately $18.65 million, compared to $13.55 million for the same period in 2007, for an increase of about $5.10 million. This increase is mostly attributable to additional revenues of $5.04 million from WCS’s customs practice, which was not part of the group until July 31, 2007. Combined revenues of Asean, WLG (UK) and MSA increased by about $0.06 million for the three months ended September 30, 2008, when compared to the same period in 2007. Direct and administrative costs for this segment totaled about $18.61 million, producing a net income of $41,000 for the three months ended September 30, 2008, compared to a net income of $135,000 for the same period in 2007. The decrease in net income is attributable to WLG (UK) and WCS, which reported net losses of $17,000 and $29,000, respectively, compared to net incomes of $20,000 and $58,000, respectively, for the same period in 2007. Asean and MSA’s combined net income in this segment totaled $87,000, for increases of about $26,000 and $4,000, respectively, for the three months ended September 30, 2008, when compared to the same period last year.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $0.41 million, or 10%, from $3.93 million for the three months ended September 30, 2007, to $4.34 million for the same period in 2008. The increase is attributable to WCS, which was not part of the group until July 31, 2007. For the two months of August and September 2007, WCS’s payroll costs were about $0.60 million, and are $1.09 million for the three months ending September 30, 2008, for an increase of $0.49 million over the same period last year. There is an overall decrease of employee payroll of about $80,000 in our remaining subsidiaries. As of September 30, 2008, the Group's employee headcount was 337, compared to 322 at September 30, 2007.

Rent

Rent expense for our facilities increased by 21% from $0.42 million for the three months ended September 30 2007, to $0.51 million for the same period in 2008, for an increase of $0.09 million. The acquired operations of WCS added $23,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $38,000, when compared to the three months ended September 30, 2007. In addition, Asean added rent expense of $24,000, mainly attributable to an increase in its office rent.

Other selling and administrative expenses

Other SG&A expense for the three months ended September 30, 2008, totaled about $1.26 million, compared to $1.46 million for the same period in 2007, for a decrease of $0.20 million. The acquisition of WCS increased Other SG&A expenses by approximately $75,000. Asean’s Other SG&A expenses increased by $97,000 for the three months ended September 30, 2008, when compared to the same period in 2007, mainly as a result of an increase in operating costs for a new warehouse. Other SG&A expenses in our remaining operating subsidiaries declined by about $0.37 million in the third quarter of 2008, compared to the third quarter of 2007. Much of the decline in the Other SG&A is due to a reduction in bad debt expense and exchange losses.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $102,000 for the three months ended September 30, 2008, compared to $109,000 for the same period in 2007. WCS, which was not part of the group until July 31, 2007, recorded an increase in depreciation of $9,000. WLG (UK) and Asean each reported an increase in depreciation of $4,000, due to the addition of fixed assets. Depreciation expense for the remaining subsidiaries decreased by about $24,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. However, in 2007, MSA’s customer list was reduced by $0.60 million due to MSA not achieving certain earnings targets. During the third quarter of 2008, MSA’s customer list was further reduced by $400,000 because one of its former owners left the company and forfeited any right to an earn-out payment that could have been as much as $400,000. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. For the three months ended September 30, 2008, amortization expense totaled $0.22 million, and is attributable to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $42,000, $22,000 and $79,000, respectively. Amortization expense for the three months ended September 30, 2007, was $0.22 million and related to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $8,000, $42,000, $39,000 and $53,000 respectively. WCS was not part of the Group until July 31, 2007, and, as such, only two months’ amortization expense was recorded for WCS’s customer list during the third quarter of 2007.

Interest Expense

Interest expense increased from $199,000 for the three months ended September 30, 2007, to $241,000 for the same period in 2008, for an increase of $42,000. Asean reported an increase in interest expense of $25,000, mainly as a result of an increase in interest rates and higher bank debt. WLG (USA)’s term loan and credit line were fully repaid in the first half of 2008, and, as such, its interest expense declined by $36,000. WCS reported a decrease of $7,000 in its interest expense, when compared to this period last year. The Group incurred interest expense of about $69,000 for a loan of $0.60 million and $1.7 million Series B convertible redeemable preferred stock held by a director, and interest expense of about $21,000 for a loan of $0.56 million as of September 30, 2008, from another director. All director loans and the Series B convertible redeemable preferred stock carry an interest rate of 12% per annum.

Other income/ expense

Other income for the three months ended September 30, 2008, totaled $126,000, and consisted mainly of $94,000 in exchange gains attributable to our operations in Australia and Hong Kong, and to miscellaneous income items totaling $32,000. Other income of $23,000 reported for the same period in 2007 was composed of exchange gains recorded by Asean and WLG (USA).

Provision for Income Taxes

The provision for income taxes increased from $0.22 million for the three months ended September 30, 2007, to $0.27 million for the same period in 2008. Income tax of $0.26 million was provided on the combined net income of $1.23 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 21.1%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.52 million, which includes about $0.21 million of expenses which are not deductible for income tax purposes, the largest being amortization of $0.20 million. No tax benefit has been provided on the US losses. After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $0.72 million is approximately 37.5% for the three months ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007.

Results of Operations

Total revenues for the nine months ended September 30, 2008, increased by about $52.18 million, or 45%, compared with total revenues for the nine months ended September 30, 2007, growing from approximately $116.10 million to $168.28 million. Of this increase, revenues from our existing operations on a like-to-like basis grew by $3.03 million, for an increase of 3%. WCS, the US company acquired on July 31, 2007, reported revenues of $62.58 million compared to revenues of $13.43 million reported for the months of August and September 2007, adding $49.15 million in revenues to the Group.

Like-to-like revenues increased by about $3.03 million for the nine months ended September 30, 2008, compared to the same period last year. Asean contributed additional revenues of approximately $7.58 million, and our Hong Kong and China operations added about $2.02 million in revenues. Revenues in our UK operations grew by about $3.02 million over the same period last year. Our existing US operations reported a decrease of $9.59 million in revenues, of which $2.36 million is from MSA and $7.23 million is from WLG (USA). The decline in revenues of WLG (USA) is due to a contraction of its customer base caused by an independent agent in the U.K. that established its own office in the U.S., and to the integration of WLG (USA)’s operations with those of WCS. Much of the reduction in MSA’s revenues is due to some of its larger customers paying the shipping lines direct for their cargo shipments, rather than having MSA continue to pay such amounts.

Gross profit rose from $16.49 million in the nine months ended September 30, 2007, to $20.97 million for the same period in 2008, for an increase of $4.48 million, or 27%. Of this increase, our Hong Kong and China operations contributed $0.39 million and Asean added $1.56 million. In addition, MSA and WLG (UK) reported an increase in gross profit of $0.14 million and $0.05 million, respectively. WLG (USA) reported a decrease of $0.98 million in its gross profit. This decline in WLG (USA)’s gross profit is mainly due to the reduction in business from a former UK agent of WLG (USA) that established its own office in the US, and to a contraction in WLG (USA)’s customer base in connection with the integration of its business with that of WCS. The remaining increase in gross profit of $3.32 million is attributable to WCS, which was not part of the Group until July 31, 2007.

The Group's overall gross margin decreased from 14.2% for the nine months ended September 30, 2007, to 12.5% for the same period in 2008. A part of the reduction in gross margin is due to fuel surcharges levied by the various airlines and shipping lines. In almost all cases, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin, but not our gross profit. Much of the decline in gross margin is attributable to WCS, which we acquired during the third quarter of 2007. WCS recorded a gross margin of 7.0% covering both its freight forwarding and customs brokerage operations for the nine months ended September 30, 2008. The lower gross margin of WCS is due, in part, to low margins for its freight forwarding business and the duty paid on behalf of its customers.

During the nine months ended September 30, 2008, total operating expenses increased to about $19.16 million, as compared to approximately $15.22 million for the same period in 2007, for an increase of $3.94 million, or 26%. Most of the increase in operating costs for the first three quarters of 2008 is attributable to $3.44 million of operating expenses of WCS, which was acquired in the third quarter of 2007. The remaining increase of $0.50 million is attributable to our existing operations, and represents a 3% increase in operating expenses over the same period in 2007. For the nine months ended September 30, 2008, salaries and related personnel costs increased by about $2.70 million, or 27%, from $9.91 million to $12.61 million. Of this increase, $2.55 million is attributable to WCS. Other selling and administrative costs grew by approximately 24% from $4.51 million to $5.59 million, which, when combined with the increase in personnel costs, results in a total increase of almost $3.78 million for operating costs, not including amortization and depreciation. Of the $3.78 million increase, approximately $3.38 million relates to WCS, which was not part of the Group until July 31, 2007. In part, our operating expenses are higher in 2008, when compared to 2007, because we opened two new warehouse facilities since the first quarter of 2007. Asean added a new warehouse in Melbourne, Australia, near the end of the second quarter in 2007, and WLG (UK) moved to a larger warehouse in Manchester, England, in the first quarter of 2008. Amortization and depreciation expenses increased from $0.81 million to $0.96 million, or about 19%. Most of this increase is for amortization expense, which increased as a result of recording certain intangible assets in connection with the acquisition of WCS in 2007. See discussion of Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net income of $0.71 million for the nine months ended September 30, 2008, compared to net income of $0.56 million for the same period in 2007. Hong Kong and China’s operations reported a combined net income of $1.74 million in the first three quarters of 2008, compared with net income of $1.28 million for the same period in 2007, representing an increase of approximately $0.46 million. The improvement in their net incomes is mainly due to an increase in the volume of business done, resulting in higher revenues matched by a slower growth in their overhead expenses. In addition, MSA’s net income improved to $180,000 for the nine months ended September 30, 2008, compared to a loss of $24,000 for the same period in 2007, mainly as a result of an increase in its gross profit. Asean’s net income for the nine months ended September 30, 2008, is $400,000, compared to $294,000 for the same period in 2007. This increase of $106,000 is due to increases in both Asean’s freight forwarding and customs brokerage business, but was negatively affected by operating costs of its new warehouse facility. WLG (USA) and WLG (UK) incurred losses of $109,000 and $141,000, respectively, for the nine months ended September 30, 2008, compared to a net loss of $148,000 and net income of $106,000, respectively, for the same period in 2007. The 2008 losses for these two companies are a result of a bankruptcy of a UK customer, expenses required to move to a new warehouse in the UK and to the loss of business in connection with the integration of WLG (USA)’s operations with those of WCS, but which was offset by a reduction in WLG (USA)’s operating expenses. The parent company’s loss increased by about $179,000 for the nine months ended September 30, 2008, mainly due to additional amortization of about $110,000 from the intangible assets of WCS, interest expense of $187,000 incurred for the WCS acquisition and the repayment of certain bank debt of WLG (USA) and a reduction in compensation expense of about $160,000. WCS, which we acquired in the third quarter of 2007, reported a net loss of $52,000 for the nine months ended September 30, 2008, compared to net income of $182,000 for August and September in 2007.

Segment Information

Air freight operations: Revenues from our air freight operations for the nine months ended September 30, 2008, increased by nearly $5.30 million to about $29.51 million from approximately $24.21 million, or about 22%, when compared to the same period in 2007. Asean, WLG (UK), WE China, WEHK and WAE all reported increases in their air freight revenues, contributing $0.67 million, $0.10 million, $1.53 million, $0.40 million and $1.81 million, respectively, to the overall growth in revenues. WLG (USA) and MSA reported a decrease in their air freight revenues of $0.74 million and $36,000, respectively. WCS, which was not part of the Group until July 31, 2007, contributed total air freight revenues of $2.11 million for the nine months ended September 30, 2008, compared to revenues of $0.54 million for August and September 2007.

Cost of sales for our air freight operations increased by approximately 23%, from $20.13 million for the nine months ended September 30, 2007, to $24.81 million for the same period in 2008. This increase is due to higher volumes of air freight shipments arranged by us, and is attributable to a growth in the business of our Australian, Hong Kong and China operations and new air freight revenues from WCS. Of the total increase of $4.68 million in cost of sales for our air freight operations, approximately $1.41 million is attributable to WCS.

The Group’s gross profit margin for its air freight business decreased from 16.9% for the nine months ended September 30, 2007, to 15.9% for the same period in 2008, and is mainly the result of airlines charging higher fuel surcharges for the first nine months of 2008, compared to the same period last year. Although we have been able to bill our customers for the fuel surcharges, these additional charges had the effect of reducing our gross margin, but not our gross profit, because the surcharges were passed on to our customers without a mark-up.

Segment overhead for our air freight operations increased by approximately $0.15 million, or 4%, from $3.60 million for the nine months ended September 30, 2007, to $3.75 million for the same period in 2008. Of this increase, approximately $0.16 million is attributable to the overhead expenses of WCS. There is an overall decrease of $13,000 in overhead expenses incurred by our other subsidiaries.

Net segment income for our air freight operations is approximately $0.96 million for the nine months ended September 30, 2008, compared to net income of $0.48 million for the same period in 2007, for an increase of $0.48 million. Our Hong Kong and China air freight operations reported net incomes of approximately $0.69 million and $0.20 million for the nine months ended September 30, 2008, respectively, compared with net incomes of approximately $0.40 million and $36,000, respectively, for the same period in 2007, for a combined improvement of $0.45 million. The increase in net income results from a growth in the volume of shipments by our Hong Kong and China operations, especially to Australia. In addition, Asean reported an increase of approximately $21,000 in its air freight net income for the nine months ended September 30, 2008. WLG (USA) reduced the loss in its air freight business by $11,000 for the nine months ended September 30, 2008, when compared to the same period last year. WCS reported a net loss of $2,000, compared to a net income of $7,000 for this segment in 2007.

Sea freight operations: Revenues from our sea freight operations rose by about 39% for the nine months ended September 30, 2008, when compared to the same period in 2007, growing from approximately $62.09 million to $86.17 million, for an increase of $24.08 million. Much of this increase is attributable to WCS, which was acquired during the third quarter of 2007, and which reported revenues of $36.41 million for the nine months ended September 30, 2008, compared to $9.52 million in revenues for the months of August and September 2007 . There was an overall decrease in revenue from our existing operations of about $2.81 million for the nine months ended September 30, 2008, or about 5%, when compared to the same period in 2007. Asean, WE China and WLG (UK) reported increases in their revenues of $4.78 million, $1.01 million and $1.49 million, respectively, compared to the same period in 2007. WLG (USA) experienced a decrease in revenues of $6.49 million as a result of a reduction in its customer base, due, in part, to the integration of its operations with those of WCS. In addition, MSA recorded a decrease in revenues of about $0.87 million, much of which is due to some of MSA’s customers paying the shipping lines direct for the cost of shipping their cargoes, rather than MSA paying these charges on behalf of its customers. Our Hong Kong sea freight operations reported a decrease in revenue of $2.73 million, mainly due to a decrease in business to the UK and Australia.

Cost of sales for our sea freight operations increased by almost 40% from $52.43 million for the nine months ended September 30, 2007, to $73.50 million for the same period in 2008, for an increase of $21.07 million. This increase is attributable to the acquisition of WCS, which increased the Group’s cost of sales by about $24.76 million for the nine months ended September 30, 2008. As a result of a decline in the sea freight revenues of our other subsidiaries, there is a corresponding decrease of $3.69 million in their cost of sales.

The Group’s gross profit margin decreased from approximately 15.6% for the nine months ended September 30, 2007, to 14.7% for the same period in 2008. The decrease is mainly attributable to WCS, which has a lower gross profit margin for its sea freight business than the gross margin reported by the other Group subsidiaries. For the nine months ended September 30, 2008, WCS reported a gross profit margin of 7.8% for its sea freight operations, compared to a gross profit margin of 19.8% for the sea freight operations of all other members of the Group.

Total segment overhead attributable to our sea freight business increased by $2.91 million, or 34%, from approximately $8.62 million for the nine months ended September 30, 2007, to $11.53 million for the same period in 2008. In part, this increase is attributable to the acquisition of WCS, which was not part of the group until July 31, 2007. WCS added overhead expense of $2.28 million to the Group for the nine months ended September 30, 2008. There is an increase in segment overhead of $0.63 million in the remaining subsidiaries. Most of this increase is attributable to increased costs incurred by Asean to cope with its higher sea freight revenues and to expenses for its new warehouse facility in Melbourne.

Net segment income for our sea freight operations is approximately $1.14 million for the nine months ended September 30, 2008, compared to net income of $1.04 million for the same period in 2007. WE China, MSA and Asean’s net incomes for the nine months ended September 30, 2008, increased by $255,000, $182,000, and $61,000, respectively, over the amounts they reported for the same period in 2007. Hong Kong’s sea freight operations reported a decrease of $240,000 in net income for this period, compared to the first three quarters of 2007. WLG (USA) reported a net loss of $88,000, which represents a decline of $28,000 in the net loss of $116,000 for the first nine months of 2007. WLG (UK) reported a net income of $20,000 for the first three quarters of 2008, which compares to a net income of $60,000 for the same period in 2007, for a decrease of $40,000. In addition, WCS reported a net loss of $33,000 for the nine months ended September 30, 2008, compared to net income of $118,000 for the months of August and September 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. For the nine months ended September 30, 2008, revenues from customs brokerage services totaled approximately $52.61 million, compared to $29.80 million for the same period in 2007, for an increase of about $22.81 million. This growth is mostly attributable to revenues of $20.70 million from WCS’s customs practice. Combined revenues for Asean, MSA and WLG (UK) increased by about $2.11 million for the nine months ended September 30, 2008, compared to the same period in 2007. Direct and administrative costs for this segment totaled about $52.67 million, producing a net loss of $64,000 for the nine months ended September 30, 2008, compared to net income of $170,000 for the same period in 2007. The loss is mainly attributable to WLG (UK), which reported a net loss of $176,000 in this segment, compared to a net income of $30,000 for the same period in 2007. WCS recorded a net loss of $16,000 for the nine months ended September 30, 2008, compared to net income of $58,000 for the months of August and September 2007. MSA’s net income in this segment for the nine months ended September 30, 2008, is approximately $10,000, which compares to a net loss of about $11,000 in the same period for 2007, for an improvement of $21,000. Asean’s net income from its customs practice for this period in 2008 is about $118,000, which compares to $93,000 for the same period in 2007, resulting in an improvement of $25,000.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $2.70 million, or 27%, from $9.91 million for the nine months ended September 30, 2007, to $12.61 million for the same period in 2008. This increase is attributable to several factors, including normal increments in employee salaries given at the beginning of 2008, personnel hired during the period, particularly for Asean’s new warehouse facility, and to WCS, which was acquired on July 31, 2007, of last year. WCS increased our employee count by 58 and added personnel costs of $2.55 million for the nine months ended September 30, 2008. The remaining increase of $0.15 million is attributable to salary increases in our existing operations, compensation expense for stock options and to new employees added by Asean. As of September 30, 2008, the Group's employee headcount was 337, compared to 322 at September 30, 2007.

Rent

Rent expense for our facilities increased by 39% from $1.04 million for the nine months ended September 30 2007, to $1.45 million for the same period in 2008, for an overall increase of $0.41 million. The acquired operations of WCS added $158,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $98,000, when compared to the nine months ended September 30, 2007. In addition, Asean’s rental expenses grew by about $129,000, mainly attributable to an increase in its office rent and to the rent for a new warehouse facility, which opened in May 2007 in Melbourne, Australia.

Other selling and administrative expenses

Other SG&A expense for the nine months ended September 30, 2008, totaled about $4.13 million, compared to $3.47 million for the same period in 2007, for an increase of $0.66 million. The increase is attributable to the acquisition of WCS, which increased Other SG&A expenses by $0.67 million. There is an overall decrease in Other SG&A expenses of $8,000 for the remaining companies in the Group.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $307,000 for the nine months ended September 30, 2008, compared to $270,000 for the same period in 2007, for an increase of $37,000. All of this increase is attributable to WCS, which recorded depreciation expense of $84,000 for the first three quarters of 2008, compared to depreciation expense of $19,000 for the months of August and September 2007. Depreciation expense of our existing subsidiaries declined by about $28,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. In 2007, MSA’s customer list was reduced by $0.60 million due to MSA not achieving certain earnings targets. During the third quarter of 2008, MSA’s customer list was further reduced by $400,000, as one of its former shareholders left the company and forfeited any right to an earn-out payment which could have been as much as $400,000. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. For the nine months ended September 30, 2008, amortization expense totaled $0.65 million, and is attributable to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $77,000, $146,000, $125,000, $66,000 and $236,000, respectively. Amortization expense for the nine months ended September 30, 2007, was $0.54 million and related to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the approximate amounts of $77,000, $146,000, $23,000, $125,000, $116,000 and $53,000, respectively. WCS was not part of the Group until July 31, 2007 and, as such, only two months’ amortization expense of WCS’s customer list was reported for the nine months ended September 30, 2007.

Interest Expense

Interest expense increased from $0.40 million for the nine months ended September 30, 2007, to $0.68 million for the same period in 2008, for an increase of $0.28 million. This increase is partly attributable to WCS, which added interest expense of approximately $0.10 million for the first three quarters of 2008, compared to the months of August and September in 2007, during which WCS was part of the Group. Asean reported an increase in interest expense of $75,000, mainly as a result of higher interest rates and additional bank borrowings. WLG (USA)’s interest expense declined by about $91,000 due to the repayment in full of a term loan and its line of credit, in March and April 2008, respectively. In addition, the Group incurred interest expense of about $0.15 million for a director’s loan of $0.60 million and $1.7 million Series B convertible redeemable preferred stock, and interest expense of about $66,000 for a loan of $0.56 million as of September 30, 2008, from another director. All director loans and the Series B convertible redeemable preferred stock carry an interest rate of 12% per annum.

Other income/ expense

Other income for the nine months ended September 30, 2008, totaled $48,000, and consisted of exchange gains of about $43,000, mainly attributable to our operations in Australia and Hong Kong and to miscellaneous income items totaling $5,000. Other income of $85,000 for the same period in 2007 was mainly composed of exchange gains recorded by Asean and WLG (UK).

Provision for Income Taxes

The provision for income taxes increased from $0.43 million for the nine months ended September 30, 2007, to $0.49 million for the same period in 2008. Income tax of $0.48 million was provided on the combined net income of $2.42 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 19.8%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.99 million, which includes about $0.63 million of expenses which are not deductible for income tax purposes, the largest being amortization expense of $0.62 million. Except for state income taxes of about $10,000, no tax benefit has been provided on the US losses. Also no tax benefit was provided on the $0.23 million net loss of WLG (UK). After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $1.21 million is approximately 40.5% for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2008, our operations provided cash of approximately $1.04 million, compared with cash of $1.69 million provided by our operations for the same period in 2007. In 2008, cash was provided by the following sources: net income of $0.71 million; amortization and depreciation expense of $0.96 million; provision for bad debts of $0.19 million; other non-cash items of $7,000; decrease in trade receivables of $1.26 million and an increase in income tax payable of $0.16 million. Major components that used cash for operations in 2008 include: an increase in deposits and prepayments of $0.04 million; a decrease in trade payables of $1.64 million; a decrease in other accrued liabilities of $0.14 million and repayment of $0.43 million to directors for loans and advances.

Net cash provided by financing activities totaled about $39,000 for the nine months ended September 30, 2008, compared to net cash of about $1.62 million provided by financing activities in 2007. Cash provided by financing activities in 2007 included loans from directors of $1.5 million, an increase in bank overdrafts of $0.31 million and a decrease in restricted cash of $0.01 million, while cash used by financing activities in 2007 included repayment of bank loans of $0.03 million, repayment of capital lease obligations of $0.10 million and cash dividends of $0.07 million. Cash provided by financing activities in 2008 included an increase of $83,000 in bank overdraft facilities and loans from a director totaling $1.64 million. Cash used by financing activities in 2008 included an increase in restricted cash of $64,000, repayment of bank loans and capital lease obligations of $1.46 million and $85,000, respectively, and cash dividends of $68,000 paid on our preferred stock.

As of September 30, 2008, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China. With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China. In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by cash of approximately $0.54 million in restricted bank accounts. A bank has provided a guarantee on behalf of Asean of about $0.11 million in favor of the owner of the office premises occupied by Asean. In addition, a UK bank has provided a guarantee of $0.55 million to the UK Customs and Excise Department for the benefit of WLG (UK). In return for this guarantee, the UK Customs and Excise Department has granted credit terms to WLG (UK). In addition to giving a parent company guarantee to WLG (UK)’s bank, a parent company guarantee has been given in support of the new office and warehouse facilities of WLG (UK). This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced. As of September 30, 2008, our obligation under this guarantee is about $0.93 million.

During 2006, WEHK borrowed approximately $0.11 million to pay income taxes and for use as working capital. This loan was fully repaid by November 2007. In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan is repayable in equal installments over twelve months. As of September 30, 2008, the outstanding balance of this loan was approximately $24,000.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from its bank. The term loan was to be repaid ratably over 60 months. Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company. Under these two loan facilities, WLG (USA) had to maintain certain financial covenant ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter. As of December 31, 2007, WLG (USA) was in violation of these covenants; however, the bank waived the violations. Subsequent to December 31, 2007, the bank required that the term loan be repaid in March 2008 and set April 15, 2008, for termination of the revolving line of credit. The term loan of approximately $0.75 million was fully repaid prior to March 31, 2008, and the line of credit, which had a balance of $0.13 million, was repaid on April 15, 2008. These loans were repaid from the Group’s working capital and from a loan provided to the Group by a director.

Asean has a receivables loan facility in the face amount of approximately $3.28 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $0.55 million. At September 30, 2008, Asean's bank debt under its receivables and overdraft facilities was $2.77 million and $0.55 million, respectively, with interest rates of approximately 11.63% for the receivables line and 10.73% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $5.50 million. This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of eligible receivables of the three companies. As of September 30, 2008, WCS owed approximately $3.59 million under this facility, which carried an interest rate of 5.0% per annum. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. These facilities expire on November 28, 2008.

We continue to execute our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice. We expect to make additional strategic acquisitions to expand our ability to provide a full range of logistics services on a global scale, as well as to increase our capabilities in certain key markets that we currently serve. To the extent that we are unable to use our common stock to acquire other companies, we will need to raise additional capital, if we are to be successful in executing our business plan. At this point, we are not certain of the amount of capital we may need because the amount will vary with the size, type and nature of the consideration required for the prospective acquisitions.

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

Our approximate contractual cash obligations as of September 30, 2008, are set forth in the table below and are expected to equal approximately $0.41 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	$1,163	$1,013	$150	—	—
Facilities rental and equipment lease obligations	$5,717	$1,374	$1,684	$923	$1,736
Cargo space commitments	$2,487	$2,487	—	—	—
Redeemable preferred stock*	$1,700	—	$1,700	—	—
Total contractual cash obligations	$11,067	$4,874	$3,534	$923	$1,736

* Either the Company or the Holder may require full or partial redemption of the preferred stock at any time after June 30, 2010.

During the nine months ended September 30, 2007 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Changes in Internal Control Over Financial Reporting

The Company reported in its annual report on Form 10-K for the fiscal year ended December 31, 2007, certain deficiencies in its internal control over financial reporting. The Company is continuing the process of remediating such deficiencies and reviewing and formalizing its internal control and procedures over financial reporting. The Company has not completed this process, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies, in addition to those previously identified, that will need to be addressed and remediated. The forgoing notwithstanding, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings:

During the three months ended September 30, 2008, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q filed for the three months and six months ended June 30, 2008.

Item 1A: Risk Factors:

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the Risk Factors included in Part I, “Item 1A. — “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, and the additional Risk Factors set forth below. These Risk Factors could materially impact our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely impact our business, financial condition and/or operating results.

Recent economic events and, in particular, the “credit crisis” may have an adverse effect in the markets in which we operate.

Much of our business is consumer driven, and to the extent there is a decline in consumer spending, we could experience a reduction in the demand for our services and a decrease in our revenues, net income and an increase in bad debts arising from non-payment of our trade receivables. While it is too early to predict what effect the current “credit crisis” may have on the Group, we have seen a slow-down in our business and do see a need to carefully monitor our operating costs as the effects of the current economic issues become known.

Item 6. Exhibits.

Exhibits

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

WLG INC.

Date: November 14, 2008	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, (Principal Executive Officer) and Director

Date: November 14, 2008	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 13a-4(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule13a-4(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).