Form 10-K
period 2008-12-31
WLG INC
filed 2009-03-31
CIK 1283236

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☒

Registrant's revenues for its most recent fiscal year: $214,046,000

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by the average bid and asked price as of June 30, 2008, at which the stock was sold, was $2,049,264 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 25, 2009, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

WLG INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2008

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A, and elsewhere, in this Report on Form 10-K for the year ended December 31, 2008. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1. BUSINESS

General

WLG Inc. (“WLG,” the “Company,” or the “Group”) is an international, non-asset based logistics company that provides air and ocean freight forwarding, contract logistics, customs brokerage and other supply chain management services to its customers from its offices in Hong Kong, the People's Republic of China (“PRC” or “China”), Australia, the United States (“US”), the United Kingdom (“UK”) and through a worldwide network of independent cargo agents.

WLG's business is conducted by its operating subsidiaries, which, as of December 31, 2008, include the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”),  Asean Cargo Services Pty Limited (“Asean”),  WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc. In January 2004, it changed its name to Wako Logistics Group, Inc., and, in December 2007, it changed its name to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company. Kay O'Neill operated a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere. At the acquisition date of this company, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and, at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides freight forwarding services for air and sea exports and imports between China and the rest of the world. WE China has eight  offices in China, including offices in what we believe are China's four of most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California. At the date of acquisition, ALI was based in Torrance, California. ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers for shipments between Asia and the United States. As of December 31, 2007, all of ALI’s operations and administrative functions had been assumed by WLG (USA), and by June 30, 2008, all of the remaining operations of ALI had been combined with those of WLG (USA).  Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) Pty Ltd. (“WLG Aust”), completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asian-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country. Traditionally, the business of the MSA Group has been focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together. As of the end of 2008, all of the activities of Sea Systems have been taken over by MSA.

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

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the  parent company, WLG Inc.

Industry

The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution, warehousing and customs brokerage services.  Within the industry, there is a continuing trend for logistics companies to provide a wider range of non-freight forwarding services known as value added services (“VAS”). VAS include warehousing, scanning, pick and pack, inventory tracking, labeling and other related activities used to determine inventory needs, as well as to hold, prepare and distribute product to wholesalers, retailers and to the ultimate consumer. Moreover, with the continuing technical requirements of this industry, customers expect their logistics providers to have and maintain sophisticated information systems to track shipments and provide timely shipment and delivery information to them. Given the growing level of technology required by the logistics industry, we believe that to be successful, companies in our industry must be able to provide their customers with integrated, global supply chain solutions. As supply chain management becomes more complicated, we think it likely that customers of this industry will increasingly seek full service solutions from a single or limited number of service providers that are familiar with the requirements, processes and procedures for serving companies that do business globally.

Business Overview

We are a global, non-asset based freight forwarder providing supply chain logistics services, including freight forwarding, customs brokerage and VAS to our customers. As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production, trading and consumer locations throughout the world. Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China for shipment to Australia and to a lesser extent to Europe. However, with the recent acquisitions in the US, the group is now focusing more of its attention on the US markets.

For the year ended December 31, 2008, approximately 69.0 % of WLG’s revenues were derived from our freight forwarding operations and the remaining 31.0% were attributable to our VAS and customs brokerage business. Considering only our freight forwarding business, approximately 75.4% and 24.6% of our revenues were for ocean and air freight shipments, respectively.

WLG does not own or operate any aircraft, ships, river barges or railroads. Instead, we contract with companies owning these types of transportation assets to provide the transportation and logistics services required for shipping freight on behalf of our customers. We have developed a core of skills that allow us to arrange shipments for many types of cargoes, including garments on hangers, electronic goods, auto parts, refrigerated goods, hazardous materials and perishable goods. In addition, we provide a portfolio of other services to our customers that may include customs brokerage, local pick-up and delivery and supply chain management services.

As an example of our normal services, we will arrange for the pick-up of a shipment at the customer's location or factory and either deliver the goods directly to a commercial carrier or to a third party warehouse where we may be engaged by our customer to provide certain VAS, such as packing or consolidation of a shipment before the goods are delivered to a commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, port facility, warehouse, ship, or railway station. Upon the shipment's arrival, we may then, using either one of our offices or an overseas cargo agent, arrange for the delivery of the goods to the recipient's location. Although we deliver packages and shipments of any size, we focus primarily on large cargo shipments. Given the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Much of our work is performed in conjunction with independent, overseas cargo agents. We have written agreements with some but not all of our overseas cargo agents. The current practice is to execute agreements with all new agents. All of these relationships are non-exclusive and generally have no termination date. As a result, we normally engage the services of our agents on a shipment by shipment basis, depending on several factors, including shipping rates and the services required. Our costs for maintaining this network of cargo agents are nominal.

Revenue derived from our freight forwarding services is generally earned on a job by job basis and is based on the rates that we charge our customers for the movement of their goods from origin to destination and from the charges for the value-added services we provide. Carriers contract directly with us, not with our customers, and as such, we are responsible for the payment of the carriers’ charges. In assuming the responsibility for the shipment of our customers' goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since some shippers may not carry insurance sufficient to cover all potential losses, we also carry insurance to cover any unreimbursed claims for goods that may be lost or damaged. For our custom brokerage business, we are generally compensated for each clearance of the customer’s goods, based on fees negotiated with the customer.

We act principally as a service provider to add value and expertise in the procurement and execution of a full range of transportation services for our customers. Reported gross revenue represents the total amount charged for the services we provide to our customers. Our costs for transportation and handling services include only the direct costs of transportation, including ground transportation, rail, ocean, air and other directly related costs.  In addition, to ensure that we are able to maintain an “inventory” of space on air carriers, we frequently commit to space with airlines prior to receiving orders from our customers. To the extent we are unable to use such space, we incur a liability to the carriers. We also have contracts with shipping lines that guarantee to us a certain amount of container space at agreed rates. Under the normal operating practices of this industry, freight forwarders do not incur a liability to the shipping lines for space not utilized. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third party owners of the  transportation assets.

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

For exports, we may be the originating agent and for imports, we may provide services to an overseas agent. In general:

Our cargo agents:

•	Collect freight on our behalf for shipment to the designated location, which may be anywhere in the world;

•	Arrange local delivery of the goods;

•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance; and

•	Provide sales and marketing support.

For our cargo agents, we;

•	Arrange for shipments of cargo from the point of origin to the point of destination;

•	Provide domestic pick-up and transshipment services from point of origin to the consignee;

•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for some shipments, and also customs clearance and local delivery of goods; and

•	Provide warehousing, storage and other value added services such as pick & pack, bar coding and quality control inspection.

Operations in Hong Kong

Hong Kong, as a Special Administrative Region (“SAR”) of the PRC, is under the Basic Law of Hong Kong, a mini-constitution which was codified prior to the return in July 1997 of Hong Kong to the PRC (the “Handover”). Since the Handover, the Chinese government has respected the new law; however, we accept that the PRC may decide to make major changes to the law. Notwithstanding that there is no certainty as to the plans that China may have for the SAR, the evidence to date suggests that China intends to respect the autonomy of Hong Kong. It is important to our business that the Basic Law of Hong Kong continues as currently applied because the Hong Kong legal system provides a stable framework not only for our business operations, but also for our customers. In addition, the applicable fiscal regulations and tax rates in Hong Kong are both simpler and lower, and therefore more beneficial to our business, than the tax rules and rates imposed on businesses in China. Our two companies in Hong Kong, WEHK and WAE, provide traditional air and sea freight forwarding services to our customers and support our offices in other countries. In addition, they also act as the local agent for shipments of originating cargo agents in other parts of the world. Some limited value added services are performed by our Hong Kong companies, but with the opening of China, the differential in wage rates and the expanding production in the PRC, most VAS activities are now performed at  the major manufacturing and shipping centers in China.

Operations in China

Following the commencement of operations in the PRC in February 2005 by our wholly-owned subsidiary, WE China, we have been able to increase our business in China on a year-to-year basis. Revenues in China have grown from $10.3 million for the year ended December 31, 2005, to $23.0 million for calendar year 2008. In establishing our offices in China, we were able to take advantage of the CEPA between the PRC and Hong Kong, signed in June 2003, and which permitted Hong Kong companies to establish wholly-owned enterprises in the PRC to provide a full range of freight forwarding and logistics services to local and international customers. Our ability to continue operations and grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as providing a stable legal and economic environment for foreign companies.  As of the start of 2008, we had received approvals to conduct a full range of freight forwarding and logistics operations in Beijing, Shanghai, Shenzhen and Guangzhou, four of China's key commercial cities. We maintain four other offices located throughout China, and of these, three are full offices and are located in Tianjin, Ningbo and Qingdao, and one, which is classified as a liaison office, is in Dalian. As business increases, we will apply to have the remaining liaison office converted to a full service office.  As part of our expansion plans for China, we intend to open a full service office in the city of Xiamen at the beginning of May 2009, Our offices in China provide air and sea freight forwarding and local transportation services and VAS to our customers as well as acting as an agent to overseas freight forwarders. Moreover, we are seeing an increased interest on the part of our customers to require our China offices to provide a wider range of value added services. The revenues from this part of our business are still small. But we do see a growing trend that, once the global economies recover, will require us to add more resources to increase our capacity in China to provide value added services to our overseas customers. In line with this, we added additional warehouse space in Shanghai in January 2009 to accommodate customer demands for VAS.

Operations in Australia

We operate our business in Australia through a wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open import and export environment. Asean provides air and sea freight forwarding and customs brokerage services to its customers, with a concentration on a large number of Australian businesses that import goods into Australia from China and other parts of Asia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customer base, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe, particularly in tandem with the offices we have acquired in these jurisdictions during the past four years. In mid 2007, Asean opened a leased warehouse facility in Melbourne in response to the requests of several of its customers to provide warehousing and distribution services. Asean anticipated opening a second warehouse facility in Sydney in 2008, but shelved these plans as a result of the downturn that affected Australia’s economy in the second half of 2008. Even with the current slowdown in business, Asean intends to continue to look for opportunities to establish offices in other Australian cities, as well as in New Zealand, but will do so only when the economy in each country improves.   Asean has all of the permits and approvals that are required to conduct its business in Australia.

Operations in the USA

In April 2005, we acquired all of the voting interests of Kay O'Neill, which was based in Des Plaines, and which is near Chicago, Illinois. As part of the process to create brand identity for the Group in the North American market, Kay O’Neill’s name was changed to WLG (USA) LLC in June 2005. WLG (USA) opened a branch in Taylor, Michigan, (a suburb of Detroit) in June 2005. Effective October 2005, WLG (USA) acquired all of the voting stock of ALI, a company based in Torrance, California, and which continued to do business under the name Asean Logistics Inc. During 2006, all of ALI’s operations, except for sales, were transferred to WLG (USA)’s Chicago office, and discontinued the use of the name Asean Logistics Inc. And by the end of 2007, all of ALI’s sales operations had been transitioned to the Chicago office.

As part of its expansion strategy, the Group acquired MSA in December 2006, which had offices in Seattle, Washington, and Long Beach, California. Each of these offices has a customs practice and the Seattle office also carries on a freight-forwarding and logistics business. With this acquisition, we obtained two locations that provide customs clearance services. Having an in-house customs practice provided us with a competitive advantage in the US market by ensuring that we could offer an increased range of services to our US customers.

On July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, which was incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. WCS has offices in Long Island, New York, Atlanta, Georgia (sales only) and two offices in California located in Los Angeles and San Francisco. Prior to the acquisition, the Group did not have offices in the key gateway cities of San Francisco, New York and Atlanta.

Following the acquisition of WCS, the Des Plaines office of WLG (USA) was closed and all of its Chicago based personnel and operations moved to WCS’s office  in Schaumburg, Illinois. As a consequence of these changes, WCS has assumed management and oversight of all of the Group’s US business and has responsibility for our day-to-day operations in the US.  Not all companies in the US currently use the Group’s operations and financial software, but a project is underway in 2009 to have these companies fully implement the Group software.

Our plans for the US are to eventually merge all of the operations in the US into WCS and change its name to WLG (USA).  WCS’s business fits in well with our existing US and Asian business. Most of WCS’s revenues are derived from import transactions and customs services, with the vast majority of its freight forwarding business being sourced in Asia, mostly from China. In contrast, WLG (USA)'s main focus was on export forwarding from the US to Europe, Asia, Bermuda and the Middle East. However, during 2006, WLG (USA) began a sales and marketing effort to obtain more import business, particularly from Asia. Acquiring WCS added a large import business to our US operations and has provided additional business to our offices in Hong Kong and China, and has increased the volume of import shipments to the US from Asia. With the acquisition of MSA in late 2006, the Group acquired a customs practice and freight forwarding business on the West Coast, with offices in the gateway cities of Seattle, Washington, and Long Beach, California. Following the WCS acquisitions, the WCS and MSA operations in the Los Angeles area were consolidated into one location. As part of the consolidation efforts to combine the operation of WCS and WLG (USA) and to streamline our US operations, we discontinued our presence in Houston, Texas.

Our US companies have all of the permits and approvals that are required by them to conduct business in the US.

Operations in the United Kingdom

In September 2006, we purchased for cash a freight-forwarding and logistics business located in Manchester, England, using a second-tier, wholly owned UK subsidiary, WLG (UK), and that business is now conducted by WLG (UK). Prior to the acquisition, the Manchester business was a branch of a freight forwarding company that was headquartered in London.

The Manchester business is a full-service logistics provider with a proven VAS business. In February 2008, WLG (UK) moved both its office and warehouse operations to a new leased facility of approximately 40,000 sq. ft., which is more than double the size of its prior location. WLG (UK) serves a large number of customers that import product from Asia and also has some key customers that import goods from the US. In addition, its export business includes a significant amount of shipments that go to Bermuda. Our offices in China and the US now work closely with WLG (UK), and some group business is starting between WLG (UK) and Asean in Australia. We expect these synergies to continue.

WLG (UK) also provides in-house customs brokerage services, but this practice is common among freight forwarders in the UK, and provides only marginal income to our UK operations.

WLG (UK) has fully implemented the Group’s operating and financial software, including the warehouse software used by Asean. In reviewing the UK market, the Group believes it will eventually need to open an office in London and was actively looking for an opportunity to acquire a London-based freight forwarding business, but, with the recent downturn in global trade, these plans have been put on hold.

Global Agency Network

WLG maintains a wide network of independent cargo agents in many cities around the world.  All of our arrangements with these agents are on a non-exclusive basis. And under these arrangements, none of the agents are authorized to make commitments or to execute any contracts on our behalf. In most cases, the fees payable to these agents for freight forwarding services are shared 50:50 with them, and may include additional billings for specific services.

We work with over 300 overseas agents worldwide, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we may be able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of overseas cargo agents to our business, we believe it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.

Our Services

Key to continuing to develop and grow our core business of freight forwarding and logistics services is our ability is to consistently provide cost-effective, reliable and personalized services to our customers. To this end, we always seek to use our Group offices, our global network of agents, information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers' supply chain management, all with the goal of strengthening our custom relationships to the point that we become their logistics partner.

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

We have a diverse customer base. Our customers operate across a wide range of industries, which include textile and apparel retailers, a broad range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. For our Asian operations in calendar year 2008, approximately 80% of our freight customers were direct shippers or importers, and the remaining 20% were other freight forwarders who co-load with us when we have excess capacity. To the extent possible, we charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.  However, due to the need to utilize space or fulfill contracts with carriers, we may not be able to charge market rates to some co-loaders.

One air freight carrier, Qantas Airways Limited, accounted for approximately 27.8% of our air freight shipping activity for the twelve months ended December 31, 2008. K- Line, a major shipping line, accounted for approximately 6.3% of our sea freight business for the year ended December 31, 2008.

Freight Forwarding Services

On instructions from of our customers, we routinely arrange for the import and export of many types of goods, including garments, electronics, auto parts, fabrics, books, perishables and chemical products from and to Hong Kong, China, Australia, UK , US and other countries around the world ..

An import or export freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent listing the location, quantity and nature of cargo shipped or to be shipped and the expected date of arrival or departure. We promptly notify the relevant shipment details to the consignee of the cargo, and, depending on the consignee's instructions, we may arrange for all forms of transportation with third parties that own transportation assets. In addition, we may provide customs brokerage and clearance services and, if required, we will arrange for other services such as temporary storage, local delivery and distribution. In cases where we provide local delivery of cargo, we contract with subcontractors to provide the services. Implicit in our freight forwarding business is the importance of having and maintaining sophisticated software programs that allow for the timely tracking of shipments. We continually review our ability to provide these services and have taken steps to integrate our freight tracking programs with our VAS programs.

We derive our income from air and sea freight forwarding services from the receipt of handling, delivery and other amounts charged to our customers and from commissions and other service fees paid to us by our overseas agents.

Custom Brokerage Services

With the acquisitions of Asean in 2005, WLG (UK) and MSA in 2006 and WSC in 2007, we added an in-house brokerage capability to our portfolio of services for each of our major markets. Customs brokerage services are performed for freight, brokerage and brokerage only customers. While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide. In general, customs brokerage services includes preparing all documentation required for the clearance of goods through customs and collecting and making payment of import duties to the appropriate governmental agencies. In addition, our customs personnel will often provide ancillary services which could include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our clients to pay the duty on their import shipments. These advances represent a considerable use of cash and do carry a credit risk for us. For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers. Normally, countries have electronic payment procedures which allow the importer to make payments directly to the government customs agency, and we have implemented programs to encourage and assist our customers to use these payment facilities. If our customers do remit customs duties directly to the respective governmental agency, we benefit by not providing cash, as well as avoiding the credit risk on the cash advances we might otherwise provide.

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS operations. However, operating a brokerage business gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

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

Value Added Logistic Services (“VAS”)

VAS is becoming a growing source of revenue for the Group and includes distribution, warehousing, pick and pack for direct shipments to retail stores, preparation of goods for sale in stores, such as placing garments on hangers, packaging the garments and price-ticketing them, bar coding items or cartons for more efficient processing at destination, quality control inspection and information management. During 2007, Asean opened a leased warehouse facility in Melbourne and now provides VAS to a number of its customers. Because of the acceptance of the service and the demand by other customers, Asean expected to establish a leased warehouse facility in Sydney sometime in 2008. But with the slowdown in business in 2008, Asean deferred it plans to open a warehouse facility in Sydney.  WLG (UK) has a well established VAS business in Manchester, and in February 2008, moved to a new warehouse facility with about  40,000 sq. ft. of space, which is double that of its old warehouse. The Group hopes to use the experience gained in Australia and the UK as a guide to expanding its VAS business in other locations.

As an example of the services listed above, the VAS we provide may involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment in the country of manufacture may provide our customers with a more efficient and less costly means to store and distribute their products.

WLG has invested in an automated software system that accepts customers' orders and logs allocations electronically. Packing instructions and bar code labels are then produced electronically, with the system assuring the integrity of the packing process through computer controlled scanning. We have a project underway to place all operations in the Group on a central computer system that will enhance the ability for customers to access information about their shipments and the VAS performed by us. Our companies in Australia and the UK have moved their information to the central server and our companies in China and Hong Kong have plans to soon move their data to the central server. Using a central computer system  permits a customer of any Group company to view the status of its shipments and other services, regardless of which Group company or companies are involved in the supply chain for each of its shipments.

An important benefit of providing VAS is that it helps to “lock in” the relationship between the Group and its customers. A logistics relationship founded on VAS necessitates a very close interaction between the customer and the Group. In providing these services, our personnel and technology form essential elements in the customer’s supply chain, helping to make each Group company a partner with its customer.

Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store, process and/or prepare for shipment.

 In general, we believe the advantages of providing value added services to our customers are:

➢	Increased revenues
➢	Integration with customer’s business
➢	Better customer relations
➢	More stable revenue stream
➢	Greater competitive advantage
➢	Improved customer retention

Insurance

We carry transport liability insurance on every shipment arranged by us. In general, coverage is limited to $1.0 million for any one loss, or in the aggregate. The Group also carries errors and omissions insurance for $1.0 million in the aggregate for any one policy year. In addition, we have a warehouse liability policy with a limit of $250,000 for any one loss, or in the aggregate. We believe that this insurance is adequate to cover potential claims by our customers and other third parties, although there can be no assurance that we will not suffer losses in excess of our coverage.  We also maintain insurance to cover normal casualty events and for employee related matters.

Customers

We have a very broad and varied customer base, including garment manufacturers and retailers, shoes, textiles, household electrical products, auto parts, medical products, food products, office and residential furniture, industrial plant and machinery, major household appliances such as refrigerators, freezers and microwave ovens, household entertainment appliances, hardware, kitchenware, books and magazines, and giftware. In the year ended December 31, 2008, we served over 3,000 customers on a recurring basis. We believe that the diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2008, no customer accounted for 10 % of our air, sea or customs revenues.

Generally, our customers wish to retain the flexibility to choose freight forwarders on a shipment by shipment basis, and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time because of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a shipment by shipment basis, rather than under the terms of any type of an on-going contractual relationship. However, we do have some customers which enter into logistics contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices.

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

It is not unusual for a customer to seek quotations from several agents in order to obtain the lowest rate for any particular shipment. If a customer has a large shipment, it may award the shipment to the company with the lowest rates, available space or the fastest transit time. Therefore, although we might lose the business of a customer with respect to any one shipment, we may be successful in obtaining additional business from that customer with respect to future shipments.

Some of our business is conducted with other freight forwarders who are also our competitors, as in the case where we use the services of other cargo agents. Since these companies may handle customs clearance and local delivery of goods for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Moreover, because these competitors may also be major freight forwarders serving the same routes as us, they may attempt to solicit our customers directly for their business. We expend substantial efforts to retain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of our business with any of our customers to these other freight forwarders.   With the in-house customs practices of Asean, WCS, MSA and WLG (UK), respectively, we believe we have mitigated, to a certain extent, the likelihood of losing freight customers to other forwarders that have in-house customs capabilities.

As noted earlier, we also conduct part of our business through unrelated, overseas agents. We cannot control the level of service which is provided by these agents, and, as such, we may risk losing business as a result of problems our customers may encounter in dealing with these agents.

Due to the nature of the freight forwarding and logistics industry, we must continuously seek new customers as a means of growing our business. As previously mentioned, we generally do not have contractual arrangements with our customers.  Some companies with high-volume shipping requirements may enter into contractual arrangements with larger freight forwarders to handle their shipping and related logistics needs. Because we lack branch offices in some key gateway cities, we may be at a competitive disadvantage and may not be in a position to compete for large international customers. In these cases, we would have to rely on overseas agents to serve these types of customers, and this may be unacceptable to them.  As a result, there can be frequent changes in our customer list, and we may not be able to maintain our service relationship with any particular customer.

Sales and Marketing

We are committed to providing competitive pricing and efficient, reliable services to our customers worldwide. We believe the Group has good relationships with its customers, overseas agents and its service providers such as major airlines and shipping lines. Also, we believe that our experience in identifying and working with overseas agents to ensure compatibility with our operations, as well as the ability of our personnel to foster and maintain these valuable relationships, are key factors to maintaining a high service level and contributing to our growth.

Our sales and operational personnel are responsible for marketing our services to a diversified base of customers and for establishing new customer relationships. Sales and operational personnel in each of our operating companies make regular visits to existing and potential customers to obtain current information on their shipping requirements, VAS needs and to gauge customer satisfaction. During these visits and throughout the year, our personnel often provide customers with suggestions to ensure cost-effective and efficient delivery of their goods, and will recommend services intended to meet the customer's particular needs as to VAS, seasonal demands and special services that may be unique to certain types of shipments.

Our marketing and sales efforts are directed primarily to distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

As part of our on-going efforts to increase revenues and operating profits, we have targeted China and the US as areas where we want to expand our sales and marketing forces.  In each of these markets, we have increased the number of sales personnel, and we are looking to expand the range of services we offer in each location.  As an example, we have identified domestic customers and additional VAS as growth opportunities in China. In the US, our plans call for us to increase our air-freight business, VAS and customs consulting.

We also depend on our cargo agents to actively market and coordinate our freight-forwarding business in their respective markets.

Transaction currencies and credit

Our transactions are denominated in a variety of currencies, including Hong Kong dollars, Australian dollars, Chinese Renminbi, Euros, US dollars and British pounds, but our operating results are reported in US dollars. Exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the US dollar at about 7.75:1. However, we do face the possibility of currency losses for the fluctuations of other currencies against the US dollar, and, in some cases, we have taken specific steps to mitigate currency losses. As an example, in response to an appreciation in the Chinese Renminbi, we did invoice certain customers in that currency instead of the US dollar, which is the billing currency we previously used. We did experience exchange losses in 2008 due to the rapid decline in the value of the British pound and the Australian dollar against the US dollar.  Due to the suddenness of these declines, we were unable to take meaningful steps to mitigate our exposure to these two currencies.  As our sales grow, and, particularly in different currencies, we will continue to review our exposure to currency losses, and where cost effective, we will take actions to lessen these exposures.

Sales are generally made on credit, with freight customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis, which requires that a customer pay for our services as a condition to having its goods released. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount. Credit terms for our customs brokerage practices are shorter than for our freight business, and include credit for both our services and the duty advances that we make on behalf of our customers. Credit terms for this part of our business usually vary from 7 to 15 days.  Because of tightening credit, exchange fluctuations and the overall decline in the global economy, especially in the last quarter of 2008, we have intensified our scrutiny of both credit terms and the financial strength of our customers.

We generally receive 30 days credit from airlines, but many airlines require that we provide bank guarantees to ensure payment by us. As a condition of providing these bank guarantees, the banks require that we place cash deposits with them that are equal to the  guarantees given. In contrast, shipping lines normally do not grant credit to their customers, but we do receive some credit in limited cases. For shipping lines, we are usually required to pay a carrier three days prior to the arrival of the vessel at its destination.

Competition

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so, particularly given the downturn in business that began in 2008 and has continued in 2009. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members' shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated as service providers to the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

Competitive factors in the freight forwarding and logistics industry include reliability and scope of service, price, available cargo space, industry specific knowledge, technological and VAS capabilities and efficient tracking systems.

Our principal competitors are UTI Worldwide Inc., DHL Logistics, Schenker Stinnes Logistics, Kuehne & Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd., Ceva, Inc., Expeditors International of Washington, Inc. and a host of local and regional freight forwarders. All of the named companies are considerably larger, have greater resources than us, and generally conduct their businesses through their own offices located around the world, rather than using independent agents as we do. The fact that many of our competitors have greater resources than we do may provide them with the ability to attract larger multi-national customers. They may also have the ability to acquire and develop more sophisticated computerized tracking and tracing applications and other information systems that are necessary to handle the freight forwarding and logistics requirements of multi-national customers.

Our ability to provide customs clearance services and a range of valued-added services may give us a competitive advantage over smaller companies whose services are limited to freight forwarding, and which do not have the technical expertise to provide these additional services. Our decision to invest in sophisticated industry software and to implement these systems in all of our Group companies may also give us an advantage over many of our competitors. Also, we believe that the relationships we maintain with cargo agents and carriers around the world have helped us to secure business that may otherwise have gone to our larger competitors.

Our ability to compete with other freight forwarding and logistics companies is dependent on our expertise to price our services competitively in the markets that we serve, the provision of reliable services, securing available capacity and to offer a  range of value-added services that address the needs of our customers. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing, logistics and other value-added services. We also have in-house customs practices in the UK, US and Australia. Lastly, we believe we have a strategic advantage by having a strong business presence and history in Hong Kong and the PRC, which gives us a China “platform” that many of our competitors do not have. With our presence in the PRC, we are in a good position to take advantage of the significant increase in China's import and export of goods, which has been helped by its membership in the World Trade Organization.

Government Regulations

We are licensed as airfreight forwarders in Hong Kong, the US, the UK and Australia by the International Air Transport Association. In China, we have received approvals to operate full service offices offering  sea freight and logistics services in seven locations, including Beijing, Shanghai, Shenzhen and Guangzhou, four of China's most important commercial centers. We are also approved to operate a liaison office in another city in China. In addition, we have applied and expect to be granted a specific license needed to conduct air-freight operations in China. With our application pending for an air-freight license in China, we believe that each of our Group companies has or will have obtained all required licenses to carry-on business as presently conducted, and that each Group company is in compliance with all requirements under these licenses.

WEHK, WCS, and WLG (USA) are each licensed as an ocean freight forwarder and are registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has mandated qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission is also responsible for the economic regulation of non-vessel operating common carriers that contract for and sell space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which set forth the rates that are charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce its regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements of other countries are typically less stringent than those in the United States. We believe we are in compliance with all applicable regulations and licensing requirements for sea freight shipments in all countries in which we transact business.

Prior to the acquisition of WLG (USA), our operations were not significantly affected by compliance with United States governmental regulations. With the acquisitions of WLG (USA), MSA and WCS, our business is now subject to more stringent regulations. Our air freight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of this Act's requirements by the applicable regulations. Our air freight forwarding business in the United States is also subject to regulation by the Transportation Security Administration. We are registered as an indirect air carrier and we believe we are in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by Federal Aviation Administration's regulations. To facilitate compliance with “known shipper” requirements, the Group is part of a national database which helps delineate shipper status for security purposes. Our foreign air freight forwarding operations are subject to similar regulations by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand and costs of providing services to customers.

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

We must comply with export and import regulations of the United States Department of State, including the International Traffic in Arms Regulations, the United States Department of Commerce and the U.S. Customs and Border Protection of the Department of Homeland Security (“CBP”) regarding the type of commodities shipped, the applicable destinations, the persons to whom and for what end-use, as well as statistical reporting requirements.   We cannot predict what impact future regulations may have on our business. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating rights.

The Group companies are members of many different national and international industry and regulatory bodies, including the following:

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

Employees

As of the end of 2008, we employed 342 persons, all of whom were employed on a full-time basis, as follows:

	WLG	Wako Express (HK)	Wako Air Express	Wako China	Asean	WLG USA	MSA	WCS	WLG (UK)

Management	2	2	1	2	5	2	1	12	1
Operations	0	22	8	73	72	10	7	30	18
Sales	0	4	3	3	8	0	1	3	1
Administration	0	3	0	5	2	0	0	2	0
IT Department	0	1	0	1	2	0	0	1	0
Finance	0	7	2	15	5	0	0	4	1

Total	2	39	14	99	94	12	9	52	21

We are not a party to any collective bargaining agreements in any of the jurisdictions in which we conduct business. Also, we believe that our relationships with our employees are satisfactory in all of our companies.

ITEM 1A. RISK FACTORS

We are dependent on third parties for transportation assets and services essential to operate our business, and we could lose customers and revenues if we do not have access to these transportation assets and services at acceptable rates.

We rely on third parties that own transportation assets to transport the freight we arrange to have shipped. Thus our ability to move our customers’ freight is dependent on our ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond our control, including availability of cargo space, which depends on the season of the year, the shipment's transportation lane, the number and types of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our profits, as has occurred in the past in cases where we were unable to pass the full amount of increased transportation costs to the customer.

We rely on independent cargo agents to provide services to us and to our customers, and our ability to conduct business successfully may be affected if we are unable to maintain our relationships with these independent cargo agents.

We rely extensively on the services of independent cargo agents, who may also be providing services to our competitors. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we are unable to maintain these relationships in a satisfactory manner or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be adversely affected.

Political uncertainty in Hong Kong and the PRC makes it difficult to develop long-range business plans, which may reduce our revenues and operating profits.

The transition in 1997 of Hong Kong from the United Kingdom to the PRC has resulted in some uncertainty regarding the extent to which the PRC will impose and enforce its laws or change the business practices in Hong Kong. Hong Kong’s status is that of a semi-independent entity, and there can be no assurance that China will permit Hong Kong to continue as such. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political status of Hong Kong may make it more difficult for us to continue operations in the region and may reduce our revenues and operating profits.

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

Our business, as is true generally in the freight forwarding industry, is seasonal. The first quarter of the calendar year has traditionally been the weakest while the third and fourth quarters have generally been the strongest. Significant portions of our revenues are derived from customers distributing and selling apparel and department store merchandise, whose shipping patterns are tied closely to consumer demand, which is seasonal. To the extent that the principal industries we serve experience cyclical fluctuations, our operating results will also fluctuate.

We could lose customers because we do not have on-going contractual relationships with them, which could reduce our revenues and operating profits.

We have a very broad and varied customer base. In general, our customers prefer to avoid contractual commitments so that they are free to select and change forwarders and service providers at any time on the basis of a variety of factors, two of the most important being rates and quality of service. Therefore, in the vast majority of cases, we render freight forwarding and related services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers would reduce our revenues and operating profits.

We incur significant credit and liquidity risks in the operation of our business, which could reduce our operating profits.

Certain aspects of freight forwarding and customs brokerage operations involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit for payment of their invoices from the time cargo has been delivered for shipment or received at the ultimate destination. Competitive conditions require that we offer 30 days or more credit to many of our customers. Also, it is often necessary to advance funds on behalf of brokerage customers to pay import duties on their behalf. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or  to avoid losses in the event customers  either delay their payments to us or become unable or unwilling to pay our invoices, all of which could reduce our cash flow and operating profits.

Because the majority of our costs for air freight are incurred under space contracts backed by guarantees, we incur significant risk of loss which could reduce our operating profits.

The majority of our costs for air freight are incurred under contracts pursuant to which we agree in advance to purchase cargo space from air carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to honor the guarantees and pay for this cargo space even if we did not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In prior years, we have been able to minimize any losses from these commitments by carefully gauging customer demand and the availability of goods and by making arrangements with other freight forwarders to absorb the excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. In the latter part of 2008, we did incur some losses as a result of a downturn in the air freight business and our inability to ship minimum quantities with certain air carriers.  Losses resulting from these space contracts and/or credit risks did reduce our operating profits and would do so in the future if the same conditions prevail.

Many transactions in our operating subsidiaries are denominated in Hong Kong dollars, Chinese Renminbi, Euros, British pounds and Australian dollars. Fluctuations in exchange rates between these currencies and the US dollar could adversely affect our operating profits.

Although we use the United States dollar for financial reporting purposes and much of our business is conducted in US dollars, many of the transactions of our operating subsidiaries are denominated in other foreign currencies, including Hong Kong dollars, the Chinese Renminbi, Euros, British pounds and the Australian dollar. Even though the value of the Hong Kong dollar is currently pegged to the United States dollar, it may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar may fluctuate significantly against the US dollar. The Australian dollar, Euros and British pound are floating currencies, and the Chinese Renminbi is considered to be a managed currency, so that if these currencies fluctuate against the US dollar, we may experience currency exchange rate losses. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we choose to engage in such hedging activates, we may not be able to do so in a cost effective manner. In 2008, we did experience currency exchange losses, mainly due to the sudden and rapid decline in the British pound and Australian dollar. Future movements in the exchange rates of currencies against the US dollar could reduce our operating profits.

Because one airfreight carrier accounted for approximately 28% of our airfreight shipping and one shipping line accounted for approximately 6% of our sea freight shipments for the year ended December 31, 2008, the loss of either of these carriers could reduce our revenues and operating profits.

One air freight carrier accounted for approximately 28% of our air freight shipments, and one ocean line accounted for approximately 6% of our sea freight shipments for the year ended December 31, 2008. Because we are generally able to negotiate more favorable shipping rates as a result of shipping greater volumes of product with a limited number of transportation providers, the loss of one or both of these providers could result in cost increases  if we had to  pay higher rates for replacement carriers.

Our revenues and operating profits are dependent on stable trade flows, strong economies and growth in international business.  To the extent that global economic conditions decline, continue to decline or are slow to improve, our revenues,  operating profits and cash flow may be adversely affected.

In the latter part of 2008, business and trade declined by a significant amount in many of the countries in which we operate. As economic conditions have worsened, our customers may place fewer orders with us and some may discontinue business.  As a result, the global economic downturn that began in 2008 and is continuing in 2009 has and may continue to adversely affect our revenues and operating profits.  Moreover, because of the deteriorating conditions in the markets that our customers conduct their business, they may not be able to pay our invoices on a timely basis or, at all, if their businesses do not continue.  The inability to collect our receivables in full on a timely basis or at all would have a negative effect on our working capital and would impact our ability to pay our suppliers.

We are dependent on banking institutions in the US and Australia to provide credit facilities to us for working capital.  If these, or other banks, decline to provide credit facilities to us, our ability to conduct business in the US and Australia would be adversely affected.

A contributing factor to the global economic problems that began in 2008 and which are continuing in 2009 has been a tightening of the credit markets which may make it difficult to either continue, obtain or expand bank facilities used to finance working capital.  Banks in the US and Australia have granted credit facilities to our subsidiaries which are used to finance their working capital needs.  If one or both banks decline to continue these facilities and, if similar facilities could not be obtained from other banks, the Group’s operations in the US and Australia could be adversely effected and could be at risk of not continuing.

We are heavily dependent on our management and key employees.

Our success depends to a large degree upon the skills of our senior management team and key employees. The Group depends particularly upon Christopher Wood, who is our Chief Executive Officer and Chairman of the Board. In addition, we rely on the management skills of Robert Wong, President of our Hong Kong and China subsidiaries, Ron Lentz, Chief Executive Officer of our US operations, Paul Pomroy, Managing Director of Asean, and Gordon Dean, the Acting Managing Director of WLG (UK). (See Item 10 for a discussion of the terms of employment for the named officers.)

Control by Management.

Mr. Wood, Chief Executive Officer and Chairman of the Board, owned approximately 63% of our common stock at the end of calendar year 2008. This concentration of ownership provides Mr. Wood with the ability to control and influence all corporate decisions and matters of stockholder voting, including, with the exception of Mr. Picchietti, the addition and removal of directors. Additionally, Mr. Wood is able to approve a variety of actions, including any proposed amendment to our certificate of incorporation, merger proposal, proposed sale of assets or other major corporate transactions or a non-negotiated takeover attempt.

Holding company operating implications.

All of our business operations are conducted through subsidiaries, which in turn are owned by a holding company. Consequently, we rely on dividends or advances from our subsidiaries to meet the financial obligations of our holding company and to pay dividends on our common and preferred stock. The ability of our subsidiaries to pay dividends and our ability to obtain advances is subject to applicable local law and other restrictions including, but not limited to, tax laws and limitations contained in the credit agreements of certain subsidiaries. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings, and some countries in which we conduct business require tax to be withheld on the remittance of dividends and the payment of interest. Such laws and restrictions could limit the distributions of dividends and the payment of interest between Group companies, which would restrict our ability to meet the financial obligations of our holding company.

Local management control in each jurisdiction.

We conduct our business in several countries around the world, with local and regional management retaining responsibility for day-to -day operations, profitability and the growth of the business in those jurisdictions. Our operating approach may make it difficult for us to implement strategic decisions, achieve coordinated actions and to obtain agreement from local management to follow group-wide policies.

Our common stock is traded on the Over the Counter Bulletin Board, and trading in our common stock may be limited and the price of our common stock may be subject to substantial volatility.

Our common stock is traded on the Over the Counter Bulletin Board, where the trading volumes may be more limited and sporadic than if our common stock was traded on a national stock exchange. Additionally, the price of our common stock may be more volatile as a result of a number of factors, including, but not limited to, the following:

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the liquidity of penny stocks. Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at 920 East Algonquin Road, Suite 120, Schaumburg, Illinois 60173, and our administrative offices are located in Hong Kong at Units 1301-3 & 11-12 Tower 1 Ever Gain Plaza, 88 Container Port Road, Kwai Chung, N.T. Hong Kong, SAR.

As of December 31, 2008, the Group leased approximately 164,000 sq. ft. of space, inclusive of both office and warehouse facilities, at an aggregate, annual rental cost of about $1.65 million. We believe that the facilities we now occupy are adequate for our present needs, and that, if needed, additional facilities would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

WEHK/ WAE	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Hong Kong	Office	10,000	31-Oct-09	$174,733

China premises:

Wako China	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Beijing	Office	740	31-Oct.-09	$11,987
Shanghai	Office	5,170	19-Oct-10	176,334
China – 4 staff apartments	Quarters	1,600	Various	31,456
Shanghai	Warehouse	700	31-Mar-09	5,171
Guangzhou	Office	1,500	10-May-09	19,546
Tianjin	Office	1,100	08-Nov.-10	21,276
Qingdao	Office	650	06-July-09	10,241
Ningbo	Office	1,210	31-May-09	17,636
Dalian	Office	480	14-Mar-09	4,137
Shenzhen	Warehouse	9,920	31-Dec-09	45,956
Shenzhen	Office	1,400	12-Dec-09	30,284
Total China		24,470		$374,024

US premises:

WLG USA	Usage	Area (sq ft)	Lease expiration	Annual lease rental
				$
Taylor, Michigan	Office and Warehouse	4,800	31-Jul-11		33,600
MSA

Seattle, Washington	Office	1,600	30-Sept.-09		36,360

WCS
Schaumburg, Illinois	Office	14,728	31-Mar-12		188,460
Long Beach, California	Office	1,264	28-Feb-11		24,673
San Francisco, California	Office	1,443	31-Oct-09		33,605
Rosedale, New York	Office	1,819	28-Feb-10		46,500
Total USA		25,654			$363,398

Australian premises:

Asean — Australia	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Sydney	Office	6,350	30-Nov-10	134,991
Melbourne	Office and warehouse	46,000	30-Apr -10	217,210
Melbourne	Office	7,500	29-May-09	102,757
Brisbane	Office	1,875	18-Nov-10	21,930
Total Australia		61,725		$476,887

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

United Kingdom premises:

WLG (UK) — United Kingdom	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Manchester	office/warehouse	41,970	03-Feb.-18	260,935
Total United Kingdom		41,970		$260,935

ITEM 3.  LEGAL PROCEEDINGS

We have a number of claims currently outstanding, mostly relating to lost or damaged cargo occurring in the normal course of our business or to cargo improperly released. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of these claims, we believe that these claims are sufficiently insured under the insurance policies we have obtained to cover such losses. Subject to the claim discussed below, at December 31, 2008, and through the date of filing of this Report, we are not aware of any uninsured claim that would have a materially adverse economic effect on our business.

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

According to the complaints filed in the foregoing actions, the plaintiffs are seeking compensation for damages relating to the derailment on April 21, 2005, at Tyrone, Oklahoma, of three rail cars attached to a Union Pacific train. The foregoing complaints generally allege that a steel products mold, which was being shipped from China to Chicago, Illinois, in a 20 foot container, fell through the floor of the container while it was being transported in a rail car on a Union Pacific train, allegedly causing the derailment of the three rail cars. The Group has been advised by legal counsel that WCS has been named as a third party defendant for technical reasons, as it had been hired by one of its customers to arrange the shipment of the steel products mold from China to Chicago and that the shipment was on a WCS “House Bill.”

We intend to continue to vigorously defend each of the foregoing actions. In addition, we have been advised by WCS’s legal counsel that the likelihood of any liability being assigned to WCS is minimal, but subject to the normal risks of litigation. However, we cannot provide any assurance as to the outcomes of these actions individually, or in the aggregate.  As of the date of this Report, some of the above lawsuits have been settled by other parties to this litigation, and settlement conferences for the remaining parties have been held,  in which the Company did participate. At this point, it is still too soon to predict with absolute certainty the outcome of the settlement discussions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to the vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WLGI" and has been since December 31, 2007. From July 27, 2005, to December 30, 2007, our common stock was traded on the OTCBB under the symbol WKOL. The closing high and low bid price quotations for our common stock, as reported by the OTCBB, are as follows for the periods indicated:

Years Ended December 31, 2008 and 2007:	High	Low
Fourth quarter 2008	$0.60	$0.35
Third quarter 2008	$0.68	$0.68
Second quarter 2008	$0.68	$0.68
First quarter 2008	$1.25	$0.65

Fourth quarter 2007	$1.50	$1.45
Third quarter 2007	$1.50	$1.25
Second quarter 2007	$1.85	$1.30
First quarter 2007	$2.85	$1.80

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock on December 28, 2008, was $0.40 per share.

Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder at that date, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, we reserved 4,000,000 shares of our common stock for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2009, the number of shares reserved under the Plan is 6,280,019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans and the exercise of warrants that are outstanding as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(3)(4)	395,000	$0.92	5,885,019

Equity compensation plans not approved by security holders (2)	100,000	$2.00	0

Total	495,000		5,885,019

Notes:

1.	For the year ended December 31, 2007, we granted options to three employees under the Plan to acquire 20,000 shares of our common stock.

2.	On August 1, 2005, a third party consultant was given a warrant in exchange for services to purchase 100,000 shares of our common stock at an exercise price of $2.00 per share.

3.
As of August 2005, the Company committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer.  The board has now formally approved the award.

4.	In January 2008, the Company granted an option to an employee to purchase 25,000 shares of WLG stock.

5.
Effective December 1, 2008, we entered into an employment agreement with the newly-hired CEO of our US operations by which the Company is obligated to grant an option under the Plan to acquire 150,000 shares of our common stock at the fair market value as of the effective date of the employment agreement.

Holders

As of March 25, 2009, there were 31,400,094 shares of our common stock outstanding, held by approximately 339 stockholders of record.

Dividends

Subject to the rights that have been designated to the holders of our Series A and Series B Convertible Redeemable Preferred Stock and any other holders of preferred stock that may be authorized by our Board of Directors, holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available therefore. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors. The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends on our common stock in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

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

In September 2005, WLG approved the designation of a new series of preferred stock, consisting of 2.0 million shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series A Preferred Stock”). Certain conforming amendments were made to the Series A Preferred Stock in November 2006 to correct the original certificate of Series A Preferred Stock. The Series A Preferred has a stated, liquidation and redemption value of $0.75 per share, and pays a 6% annual cumulative dividend, determined on its stated value of $0.75 per share. Series A Preferred is convertible into a maximum of 2.0 million common shares, and the conversion ratio shall be the stated value of $0.75 divided by conversion price of $0.50 per share.

In June 2008, the Company approved the designation of a new series of preferred stock consisting of 1.7 million authorized, but unissued, shares of preferred stock designated as Series B Convertible Redeemable Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).  The Series B Preferred Stock has a stated value, redemption value and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share. The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.

As of December 31, 2008, there were 2.0 million shares of Series A Preferred Stock and 1.7 million shares of Series B Preferred Stock authorized, issued and outstanding.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report, including statements in the following discussion, may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," "will," and similar expressions generally identify forward-looking statements. While we believe in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by us, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks, including, but not limited to the risks described in Item 1A and elsewhere in this report. Many of the uncertainties and contingencies may affect events and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.

Overview

WLG is an international, non-asset based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services, throughout the world, from its offices in Hong Kong, the PRC, Australia, the United Kingdom and the United States. We serve our customers through our offices and through a worldwide network of independent cargo agents.  All of our business is conducted by our operating subsidiaries.

We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and/or operate commercial aircraft, ships, trucks, river barges and railroads and arrange with these companies to provide transportation services for the forwarding of freight on behalf of our customers. Our revenues are generated from the freight forwarding and related services that we arrange, customs brokerage and ancillary services and from valued added services performed by us. Our customers benefit from the extensive experience we have in performing the above-named services. For our freight forwarding business, we focus on large cargo shipments as these types of shipments usually require sophisticated logistical networks in many countries, as well as access to almost all modes of transportation.

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

A significant portion of our freight forwarding expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense, staff costs represent the second largest expense for our freight operations. Due to the nature of our business, we have acquired the necessary experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than some of our other variable costs, and, in the near term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo, particularly for air shipments. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to maximize the weight and cubic capacity for all of our shipments by air. In general, this improves the profitability of these shipments.

A substantial portion of our costs for air freight and, to a much lesser degree, costs for our sea freight are incurred pursuant to contracts for the advance purchase of cargo space for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the amount of space that we guarantee. In the past, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we do not have the opportunity to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers. In 2008, we were not able to use all of the space under contract with certain air carriers and we were not able to arrange with other freight forwarders to use the available capacity. As an industry practice these contracts are enforced by the air carriers, which do require payment for unused space. However, very few shipping lines choose to enforce these contracts and do not normally require payment if space is not used.

With the acquisition of WLG (UK) and the expansion of our warehousing capabilities in the UK, the PRC and Australia, the performance of warehousing and other VAS is becoming more significant to the Group. In 2008, the overall revenues for this business were not material, but we did experience growth in this part of our business in all three countries.  Our billings for VAS are generally based on the nature of the services performed as well as the time and warehouse spaced devoted to a particular customer. In general, we bill customers on a per piece basis for inventory that we pick, pack and distribute. In other cases, we may bill for the space allocated to a customer, or for special work such as deconsolidating and consolidating inventory for shipments to a customer’s distribution centers.

Customs Brokerage Operations

We now have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach California  and Schaumburg, Illinois, In each case, we acquired a business with an existing customs practice. These practices tend to be stable businesses and the revenue and expense streams for each are generally more predictable than those of our freight-forwarding operations. Pricing in each of these locations is very competitive and margins are often small. In some cases, we accept customers as a strategic decision to allow us to obtain additional freight-forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.  Most jurisdictions have regulations that permit and or require companies to make payments electronically to the customs authorities. Using this procedure in the US allows customers to obtain credit terms depending on the date goods are cleared.  We have an active program to help our customers remit funds directly to the authorities. As a result, we have lowered our cash needs, reduced our credit exposure and assisted our customers to obtain credit terms.

Generally, billings for customs services are based on the number of freight clearances for a particular customer and may include the costs of ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The specific charges are normally similar to what other brokerage companies charge in a specific geographical area. Because the revenue from this type of business tends to be stable, we are able to estimate with a fair degree of certainty what our personnel needs are, with personnel costs being the largest expense for this business.

For calendar year 2008, we continued to execute our business plan, which called for the integration of the businesses acquired in prior years and an emphasis on internal growth.  We did not make any acquisitions in 2008. Because of the acquisitions made in prior years, it is difficult to compare our results for the year ended December 31, 2008, to our results for the year ended December 31, 2007, and to prior years. As background, in 2004, we changed the Group's year-end from April 30 to December 31, effective December 31, 2004. During 2005, we acquired three companies, one in the second quarter and two in the fourth quarter of 2005. Taken together, the three companies acquired in 2005 added revenues of approximately $18.6 million, $52.6 million, $68.5 million and $65.6 million in 2005, 2006, 2007 and 2008, respectively. In calendar year 2008, revenues from these acquisitions totaled 30.7% of our total revenues. As noted earlier, we acquired two businesses in 2006, and these companies increased our revenues in 2006, 2007 and 2008 by $6.1 million, $31.5 million and $31.4 million, respectively. For 2007, the revenues from the 2006 acquisitions accounted for 16.3% of our total revenues. And in July of 2007, we acquired WCS, which added revenues of about $34.0 million for the five months ended December 31, 2007, and revenues of $77.3 million in 2008, or about 36.1% of our reported revenues. We commenced business in China in 2005 through a newly created subsidiary, which added $9.2 million in sales for 2005, $14.6 million in 2006, $20.2 million in 2007 and $23.0 million in calendar 2008.

While we have gained significant amounts of revenues and shipping volumes from the acquired companies, we have not yet realized all of the synergistic benefits of these acquisitions. To date, we continue to spent considerable management time and Group resources to integrate all of the acquired businesses with our core operations. This process is fundamental to our internal growth and is especially important to allow us to leverage the investments we have made for the 8 offices we have in China. From the outset, our plan has been to not only use our China operations as a means to gain additional business for our offices in other countries, but to increase our business in China from new opportunities that flow from having a sizable presence in the PRC. Integration of the acquired entities is on-going, and the costs incurred in this effort, to the extent not charged to capital accounts, are reflected in our general and administrative expenses in the periods incurred. In 2009, we will concentrate on completing the consolidation of all of our companies in the US into one business unit.  Much along these lines has been accomplished.  As a final step, we need to put all of our US operations on one accounting and operations IT platform, and this work is scheduled to begin in mid-2009.

An integral part of our business plan also included filing a registration statement with the Securities and Exchange Commission, that became effective in mid-2005, and having our common stock quoted on the OTCBB. Since 2005, we have incurred substantial monetary costs and management time to comply with the regulations to maintain our status as a public company.

As part of our business plan, in 2009, we will continue to seek opportunities to make strategic acquisitions. To do so, we would need to raise outside capital, and, in all likelihood, we will look at the opportunities to do so following the end of the first quarter in 2009. But we are mindful of the economic conditions and uncertainties that are present in the global marketplace.  Our business has been affected by the downturn in trade, and we expect that our 2009 revenues and operating profits will be less than those reported for 2008. Trade flows are down in all of the markets that we serve.  Fuel prices moderated late in 2008 and have stayed at low levels during the first quarter of 2009.  While pleased with the reduction in fuel costs, we see a need to reduce our operating costs for 2009, and we have taken steps to do so.  Political events in Asia and the Middle East and other trade related concerns such as rising protectionism and trade tariffs, particularly between China and the US, could also negatively impact our revenues and operating profits for 2009.  Lastly, with credit markets still not stabilized, we have seen reductions in available credit, banks being more risk adverse and volatile exchange rates.  These factors could also adversely affect our operations and profitability in 2009.  In summary, all of the above forces are at play in 2009, with the result that we see 2009 as a very challenging year. As noted in the past, we do not as of yet provide guidance as to the Group’s financial performance. However, we do expect that the Group’s revenues and operating profits for 2009 will be lower than its results reported for 2008.

The following is a recap of some significant developments in our business during the year ended December 31, 2008.

(i)	Continued the process to place all Group companies on a central information system to allow more efficient and effective tracking of customers’ shipments worldwide;

(ii)	Continued to reduce operating costs in our US operations.

(iii)	Obtained permission to convert three of our offices in the PRC from liaison offices to full service offices

(iv)
We doubled our warehouse space in the UK to about 40,000 sq. ft. through a move to new facilities in the first quarter of 2008.   In early 2009, we added about 10,000 sq. ft. of warehouse space in Shanghai to grow our VAS in the PRC.

Results of Operations

Total revenues in 2008 increased by about $37.75 million, or 21%, compared with total revenues in 2007, growing from approximately $176.30 million to $214.05 million. Of this increase, revenues from our existing operations on a like-to-like basis decreased by $4.57 million, or 3%. WCS, the US company acquired on July 31, 2007, reported revenues of $76.26 million, compared to revenues of $33.94 million reported for the five months August to December 2007, adding revenues of $42.32 million to the Group.

Like-to-like revenues decreased by about $4.57 million in 2008,when compared to 2007 revenues.  Some Group companies experienced an increase in revenues and others reported a decline in revenues.  Asean’s revenues increased by approximately $5.46 million, and revenues of our China operation grew by about $2.29 million. In addition, revenues in our UK operations grew by about $3.80 million over last year. However, the increase in revenues of $11.55 million from these subsidiaries was off-set by decreases in revenues from the Group’s other operations. Our existing US operations reported a decrease of $12.75 million, of which $3.56 and $9.19 million relate to MSA and WLG (USA), respectively. The decline in revenues of WLG (USA) is due to a contraction of its customer base caused by an independent agent in the U.K. that established its own office in the U.S. late in 2007, and to the integration of WLG (USA)’s operations with those of WCS. Much of the reduction in MSA’s revenues is due to some of its larger customers paying the shipping lines direct for their cargo shipments, rather than having MSA continue to pay such amounts. In addition, our Hong Kong operations reported a decrease in revenue of $3.37 million, reflecting both slowdown in business starting from the second half of 2008, as well a change in the mix of business by which the Hong Kong companies were able to discontinue paying the freight charges for the shipments of certain customers.

Gross profit rose from $24.03 million in 2007 to $27.37 million in 2008, for an increase of $3.34 million, or 13.9%. Of this increase, our China operations contributed $0.65 million and Asean added $1.57 million. In addition, MSA and WLG (UK) reported an increase in gross profit of $0.22 million and $0.28 million, respectively. WLG (USA) reported a decrease of $1.17 million in its gross profit. This decline in WLG (USA)’s gross profit is mainly due to the reduction in business from a former UK agent of WLG (USA) that established its own office in the US, and to a contraction in WLG (USA)’s customer base in connection with the integration of its business with that of WCS. Our Hong Kong operations reported a decrease in gross profit of $0.86 million, following the reduction in revenues. The remaining increase in gross profit of $2.65 million is attributable to WCS, which was not part of the Group until July 31, 2007.

The Group's overall gross margin decreased from 13.6% in 2007, to 12.8% in 2008. Part of the reduction in gross margin is due to fuel surcharges levied by the various airlines and shipping lines, caused by the escalating fuel prices in 2008. In almost all cases, we were able to bill the fuel surcharges to our customers, but at no mark up, with the effect that this reduced our gross profit margin, but not our gross profit. Much of the decline in gross margin is attributable to WCS, which we acquired during the third quarter of 2007. WCS recorded a gross margin of 7.1% covering both its freight forwarding and customs brokerage operations in 2008. The lower gross margin of WCS is due, in part, to low margins for its freight forwarding business and to customs duty paid on behalf of its customers.

Total operating expenses increased to about $25.69 million in 2008, as compared to approximately $21.74 million in 2007, for an increase of $3.95 million, or 18%.  Almost all of the increase in operating costs in 2008 is attributable to $3.44 million of operating expenses of WCS, which was acquired in the third quarter of 2007. The remaining increase of $0.51 million is attributable to our existing operations, and represents a 2% increase over our 2007 operating expenses. In 2008, salaries and related personnel costs increased by about $2.39 million, or 17%, from $14.10 million to $16.49 million. Of this increase, $2.59 million is attributable to WCS, with our remaining companies reporting a $0.2 million decrease in their personnel costs.  Other selling and administrative costs grew by approximately 23% from $6.48 million to $7.94 million, which, when combined with the increase in personnel costs, results in a total increase of almost $3.85 million for operating costs, not including amortization and depreciation. Of the $3.85 million increase, approximately $3.37 million relates to WCS. In part, our operating expenses are higher in 2008, when compared to 2007, because we opened two new warehouse facilities since the first quarter of 2007. Asean added a new warehouse in Melbourne, Australia, near the end of the second quarter in 2007, and WLG (UK) moved to a larger warehouse in Manchester, England, in the first quarter of 2008. Amortization and depreciation expenses increased from $1.16 million to $1.26 million, or about 9%. Most of this increase is for amortization expense, and is attributable to certain intangible assets recorded in connection with the acquisition of WCS in 2007. See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net income of $0.49 million in 2008, compared to net income of $1.12 million for 2007. Hong Kong and China’s operations reported a combined net income of $1.99 million in 2008, compared with net income of $1.87 million in 2007, representing an increase of approximately $0.12 million. The improvement in their net incomes is mainly due to an increase in the volume of business done in China, resulting in higher revenues matched by a slower growth in their overhead expenses. In addition, MSA’s net income improved to $0.24 million in 2008, compared to a 2007 loss of $99,000, mainly as a result of an improvement in its gross profit. Asean reported net income in 2008 of $0.86 million, compared to $0.61 million in 2007. This increase of $0.25 million is due to increases both in Asean’s freight forwarding and customs brokerage business, but was negatively affected by the operating loss related to its new warehouse facility, which did not achieve a break-even point until the fourth quarter of 2008. WLG (USA) and WLG (UK) incurred losses of $0.32 million and $9,000, respectively, in 2008, compared to a net loss of $0.33 million and net income of $0.20 million, respectively, in 2007. The 2008 losses for these two companies are a result of a bankruptcy of a UK customer, expenses required to move to a new warehouse in the UK and to the loss of business in connection with the integration of WLG (USA)’s operations with those of WCS, but which was partially offset by a reduction in WLG (USA)’s operating expenses. The parent company’s loss increased by about $0.29 million in 2008, mainly due to $183,000 in additional amortization for WCS’s intangible assets, less amortization of about $81,000 related to MSA, higher interest expense of $0.24 million, mostly incurred for the WCS acquisition. WCS, which we acquired in the third quarter of 2007, reported a net loss of $0.51 million in 2008, compared to net income of $0.32 million for the period from August to December in 2007.

Segment Information

Air freight operations: Revenues from our air freight operations in 2008, increased by nearly $2.19 million to about $36.30 million from approximately $34.11 million, or about 6.4%, when compared to 2007. WE China, WEHK and WAE all reported increases in their air freight revenues, contributing $1.58 million, $0.31 million and $0.76 million, respectively, to the overall growth in revenues. WLG (USA) MSA, WLG (UK) and Asean reported a decrease in their air freight revenues of $0.99 million, $0.11 million, $0.15 million and $0.25 million, respectively. WCS contributed total air freight revenues of $2.53 million in 2008, compared to revenues of $1.49 million for the period from August to December in 2007.

Cost of sales for our air freight operations increased by approximately 7%, from $28.62 million in 2007, to $30.61 million in 2008. This increase is due to higher volumes of air freight shipments arranged by us, mainly attributable to our China operations and new air freight revenues from WCS. Of the total increase of $1.99 million in cost of sales for our air freight operations, approximately $0.91 million is from WCS.

The Group’s gross profit margin for its air freight business decreased from 16.1% in 2007, to 15.7% in 2008, and is mainly the result of airlines charging higher fuel surcharges for most of 2008, compared to the same period last year. Although we have been able to bill our customers for the fuel surcharges, these additional charges had the effect of reducing our gross margin, but not our gross profit.

Segment overhead for our air freight operations decreased by approximately $0.04 million, or 1%, from $4.73 million in 2007, to $4.69 million in 2008. WCS’s overhead expenses were $0.16 million higher  than the amount reported for 2007, which covered the five months from August to December in 2007. Our other subsidiaries reported an overall decrease of $0.20 million in their overhead expenses for 2008 compared to 2007.

Net segment income for our air freight operations is approximately $0.99 million in 2008, compared to net income of $0.76 million in 2007, for an increase of $0.23 million. Our Hong Kong and China air freight operations reported net incomes of approximately $0.67 million and $0.22 million in 2008, respectively, compared with net incomes of approximately $0.56 million and $0.14 million, respectively, in 2007, for a combined improvement of $0.19 million. The increase in net income results from a growth in the volume of shipments by our Hong Kong and China operations, especially to Australia. In addition, Asean reported an increase of approximately $31,000 in its air freight net income in 2008. WLG (USA) reduced the loss in its air freight business by $42,000 in 2008 when compared to 2007. WCS reported a net loss of $23,000 in 2008, compared to a net income of $13,000 for this segment in 2007.

Sea freight operations: Revenues from our sea freight operations rose by about 15% in 2008 when compared to 2007, growing from approximately $96.48 million to $111.41 million, for an increase of $14.93 million. Much of this increase is attributable to WCS, which was acquired during the third quarter of 2007, and which reported revenues of $45.28 million in 2008, compared to $23.81 million for the months of August to December 2007. There was an overall decrease in revenue from our existing operations of about $6.54 million in 2008, or about 7%, when compared to 2007. Asean, WE China and WLG (UK) reported increases in their revenues of $4.55 million, $0.72 million and $1.87 million, respectively, compared to 2007. WLG (USA) experienced a decrease in revenues of $8.20 million as a result of a reduction in its customer base, due, in part, to the integration of its operations with those of WCS. In addition, MSA recorded a decrease in revenues of about $1.04 million, much of which is due to some of MSA’s customers paying the shipping lines direct for the cost of shipping their cargoes, rather than MSA paying these charges on their behalf. Our Hong Kong sea freight operations reported a decrease in revenue of $4.44 million, mainly due to a decrease in business to the UK and Australia.

Cost of sales for our sea freight operations increased by almost 15% from $81.80 million in 2007 to $94.25 million in 2008, for an increase of $12.45 million. This increase is attributable to the acquisition of WCS, which increased the Group’s cost of sales by about $19.83 million in 2008. As a result of a decline in the sea freight revenues of our other subsidiaries, there is a corresponding decrease of $7.38 million in their cost of sales.

The Group’s gross profit margin increased from approximately 15.2% in 2007, to 15.4% in 2008. WCS reported a lower gross profit margin for its sea freight business than the gross margin reported by the other Group subsidiaries, which had an effect of lowering the group’s profit margin. However, there is an improvement in the gross margins in all of our remaining subsidiaries, which had the effect of increasing the Group’s 2008 gross margin over its gross margin reported for last year.

Total segment overhead attributable to our sea freight business increased by $2.51 million, or 19%, from approximately $13.22 million in 2007, to $15.73 million for 2008. In part, this increase is due to the acquisition of WCS, which was not part of the group until July 31, 2007. WCS added overhead expense of $2.17 million to the Group in 2008. In addition, there is an increase in segment overhead of $0.34 million for the remaining subsidiaries. Most of this increase is attributable to increased costs incurred by Asean to cope with its higher sea freight revenues and its new warehouse facility in Melbourne.

Net segment income for our sea freight operations is approximately $1.43 million in 2008, compared to net income of $1.46 million in 2007. WE China, MSA and Asean’s net incomes in 2008 increased by $124,000, $281,000, and $185,000, respectively, over the amounts they reported in 2007. Hong Kong’s sea freight operations reported a decrease of $203,000 in net income in 2008, compared to 2007. WLG (USA) reported a net loss of $286,000, which compares to a net loss of $256,000 for the year of 2007. WLG (UK) reported a net income of $270,000 for 2008, compared to a net income of $129,000 in 2007, for an increase of $141,000. In addition, WCS reported a net loss of $323,000 in 2008, compared to net income of $205,000 for the months of August to December 2007.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services. In 2008, revenues from customs brokerage services totaled approximately $66.34 million, compared to $45.71 million in 2007, for an increase of about $20.63 million. This increase is mostly attributable to revenues of $19.81 million from WCS’s customs practice. Combined revenues for Asean, MSA and WLG (UK) increased by about $0.82 million in 2008, when compared to 2007. Direct and administrative costs for this segment totaled about $66.55 million, producing a net loss of $0.21 million in 2008, compared to net income of $0.35 million in 2007. The loss is mainly attributable to WLG (UK), which reported a net loss of $281,000 in this segment, compared to a net income of $70,000 in 2007. WCS recorded a net loss of $163,000 in 2008, compared to net income of $97,000 for the months of August to December 2007. MSA’s net income in this segment is approximately $3,000, which compares to a net loss of about $15,000 in 2007, for an improvement of $18,000. Asean’s net income from its customs practice in 2008 is about $230,000, which compares to $200,000 in 2007, resulting in an improvement of $30,000.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $2.39 million, or 17%, from $14.10 million in 2007 to $16.49 million in 2008. This increase is attributable to our acquisition of WCS. WCS increased our employee count by 52 and added personnel costs of $2.59 million in 2008, when compared to the five months from August to December 2007.  Our other companies reported an overall decrease of $0.20 million in their operations, mainly as a result of staff reductions and decreased bonus payments. These reductions offset salary increases for normal increments in employee salaries given at the beginning of 2008, and to personnel hired during the year, particularly for Asean’s new warehouse facility. As of December 31, 2008, the Group's employee headcount was 342, compared to 315 at December 31, 2007.

Rent

Rent expense for our facilities increased by 30% from $1.51 million in 2007 to $1.97 million in 2008, for an overall increase of $0.46 million. The acquired operations of WCS added $165,000 of rent expense to the Group. WLG (UK) moved to a larger warehouse facility in the first quarter of 2008, which increased its rental expense by $121,000, when compared to 2007. In addition, Asean’s rental expenses grew by about $127,000, mainly attributable to an increase in its office rent and to the rent for its new warehouse facility in Melbourne, Australia, which opened in May 2007.

Other selling and administrative expenses

Other SG&A expense in 2008, totaled about $5.97 million, compared to $4.97 million in 2007, for an increase of $1.00 million. The increase is largely attributable to the acquisition of WCS, which increased Other SG&A expenses by $0.61 million. In addition, WLG (UK) increased its Other SG & A by $0.53 million, mainly due to the bad debts of approximately $0.49 million. There is an overall decrease in Other SG&A expenses of $0.14 million for the remaining companies in the Group.

Depreciation and Amortization

Depreciation expense for property, plant and equipment increased to $405,000 in 2008, compared to $382,000 in 2007, for an increase of $23,000. All of this increase is attributable to WCS, which recorded depreciation expense of $112,000 in 2008, compared to depreciation expense of $47,000 for the months from August to December 2007. Depreciation expense of our other subsidiaries declined by about $42,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), ALI, Asean, WLG (UK), the MSA Group and WCS. In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is being amortized on a straight-line basis over 5 years. Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years. A value of $0.16 million was assigned to ALI's customer list, which, due to impairment write-downs and normal amortization in 2006 and 2007, was fully amortized by the end of 2007. WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years. A cost of $1.55 million was assigned to the customer list of the MSA Group, which is being amortized over a 10-year life. In 2007 and 2008, MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively due to MSA not achieving certain earnings targets, and an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their interests. As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above. WCS’s customer list was valued at $2.84 million and is being amortized over 9 years. It is the Group's policy to periodically review the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits from the intangible assets. This review as of December 31, 2008, indicated that the remaining useful lives of the intangible assets of WLG (USA) and WLG (UK) are 4 years and 5 years, respectively. As a result, the remaining useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and 3 years to 5 years, respectively, effective from January 1, 2009. In 2008, amortization expense totaled $0.85 million, and is attributable to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $102,000, $195,000, $167,000, $74,000 and $315,000, respectively. Amortization expense in 2007 was $0.78 million and related to WLG (USA), Asean, ALI, WLG (UK), the MSA Group and WCS in the approximate amounts of $102,000, $195,000, $31,000, $167,000, $155,000 and $131,000, respectively. WCS was not part of the Group until July 31, 2007 and, as such, only five months’ amortization expense for WCS’s customer list was reported for the months from August to December 2007.

Interest Expense

Interest expense increased from $0.65 million in 2007 to $0.90 million in 2008, for an increase of $0.25 million. This increase is partly attributable to WCS, which added interest expense of approximately $80,000 in 2008, compared to the months from August to December in 2007, during which WCS was part of the Group. Asean reported an increase in interest expense of $52,000, mainly as a result of higher interest rates and additional bank borrowings. WLG (USA)’s interest expense declined by about $124,000 due to the repayment in full of a term loan in March 2008 and to capital contributions made to it in April 2008. In addition, the Group incurred interest expense of about $0.22 million for a director’s loan of $0.60 million and $1.7 million Series B Preferred Stock.  Under GAAP rules, the dividends on the Series B Preferred Stock are reported as interest expense. In addition, interest expense of about $81,000 relates to a loan  from another director, which as of December 31, 2008, had an outstanding balance of $0.38 million. All director loans and the Series B Preferred Stock carry an interest rate of 12% per annum.

Other income/ expense

Other income in 2008, totaled $0.27 million, compared to $0.17 million in 2007, for an increase of $0.10 million.

Provision for Income Taxes

The provision for income taxes decreased from $0.75 million in 2007, to $0.62 million in 2008. Income tax of $0.66 million was provided on the combined net income of $3.21 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 20.6%. The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $1.99 million, which includes expenses of about $0.89 million that are not deductible for income tax purposes, the largest being amortization expense of $0.85 million. State income taxes of about $15,000 were provided for our US operations.  A  federal tax benefit of approximately $26,000 was provided for the US losses, and a tax benefit of about $33,000 was provided on the $0.17 million net loss of WLG (UK). After giving effect to all losses and amortization expense, for which no income tax benefit was provided, the effective tax rate on the Group's income of $1.06 million is approximately 55.75% in 2008.

LIQUIDITY AND CAPITAL RESOURCES

In 2008, our operations provided cash of approximately $3.63 million, compared with cash of $2.23 million provided by our operations in 2007. In 2008, cash was provided by the following sources: net income of $0.49 million; amortization and depreciation expense of $1.26 million; provision for bad debts of $0.81 million; other non-cash items of $10,000; a decrease in trade receivables of $5.83 million and a decrease in deposits and prepayments of $56,000. Major components that used cash for operations in 2008 include: gain on cancellation of earn-out liability of $34,000; decreases in trade payables and accrued liabilities of $3.56 million and $0.38 million, respectively; repayment of $0.66 million to directors for loans and advances and a decrease in income tax payable of $0.19 million.

Net cash used by financing activities totaled about $2.58 million in 2008, compared to net cash of about $0.88 million provided by financing activities in 2007. Cash provided by financing activities in 2007 included loans from directors of $1.5 million, while cash used by financing activities in 2007 resulted from a decrease in restricted cash of $0.03 million, repayment of bank overdrafts of $0.14 million, repayment of bank loans of $0.27 million, repayment of capital lease obligations of $0.09 million and cash dividends of $0.09 million. Cash provided by financing activities in 2008 included loans totaling $1.64 million from a director. Cash used in financing activities for 2008 included an increase in restricted cash of $64,000, repayment of bank loans and capital lease obligations of $3.96 million and $0.10 million, respectively, and cash dividends of $0.09 million paid on our preferred stock.

As of December 31, 2008, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China. With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China. In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers. These guarantees are secured by cash of approximately $0.54 million in restricted bank accounts. A bank has provided a guarantee on behalf of Asean of about $0.09 million in favor of the owner of the office premises occupied by Asean. In addition, a UK bank has provided a guarantee of $0.43 million to the UK Customs and Excise Department for the benefit of WLG (UK). In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK). A parent company guarantee has been given to the bank and as support for the rental obligations related to WLG (UK)’s the new office and warehouse facilities. This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced. As of December 31, 2008, our obligation under this guarantee is about $0.72 million.

During 2006, WEHK borrowed approximately $0.11 million to pay income taxes and for use as working capital. This loan was fully repaid by November 2007. In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan, which is repayable in equal installments over twelve months, was repaid by November 2008. As of December 31, 2008, WEHK had no bank debt.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from a US bank. The term loan was to be repaid ratably over 60 months. Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company. Under these two loan facilities, WLG (USA) had to maintain certain financial ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter. As of December 31, 2007, WLG (USA) was in violation of these covenants; however, the bank waived the violations. Subsequent to December 31, 2007, the bank required that the term loan be repaid in March 2008 and set April 15, 2008, for termination of the revolving line of credit. The term loan of approximately $0.75 million was fully repaid prior to March 31, 2008, and the line of credit, which had a balance of $0.13 million, was repaid on April 15, 2008. These loans were repaid from the Group’s working capital and from a loan provided to the Group by a director.

Asean has a receivables loan facility in the face amount of approximately $2.76 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively. It also has an overdraft facility with a limit of about $0.47 million. At December 31, 2008, Asean's bank debt under its receivables and overdraft facilities was $1.89 million and $0.47 million, respectively, with interest rates of approximately 10.03% for the receivables line and 9.13% for the overdraft facility. Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of Asean's assets. Asean’s overdraft facilities are guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $4.50 million. This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of eligible receivables of the three companies. As of December 31, 2008, WCS owed approximately $2.01 million under this facility, which carried an interest rate of 4.25% per annum. This loan facility is also secured by all of the assets of WCS and by a guarantee from the Group’s parent company. These facilities, which expire on March 31, 2009, were renewed in March 2009 with a maturity date of September 30, 2009.  Under the modified facility, the face amount has been reduced to $3.0 million and the interest rate will be the bank’s prime rate plus 2%.  Other than the changes just described, the remaining terms are substantially the same as those for the old loan facility.

In the past few years, we expressed an intent to continue executing our business plan which calls for us to make strategic acquisitions to supplement our internal growth. In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business. We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies. In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice. Our long-term strategy to acquire companies offering strong growth opportunities and to pursue aggressive internal growth has not changed. However due to the global downturn in business in 2008, we have delayed any acquisition plans that we might have until there is greater visibility and certainty in the global markets.

Our approximate contractual cash obligations as of December 31, 2008, are set forth in the table below and are expected to equal approximately $0.40 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	$975	$975	$—	—	—
Facilities rental and equipment lease obligations	$4,723	$1,365	$1,533	$641	$1,184
Cargo space commitments	$2,420	$2,420	—	—	—
Redeemable preferred stock*	$1,700	—	$1,700	—	—
Total contractual cash obligations	$9,818	$4,760	$3,233	$641	$1,184

During the years ended December 31, 2008 and 2007, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Revenue Recognition Policy

Because of the way we conduct our business, we recognize revenue gross as a principal rather than net as an agent. We recognize revenue in this manner because, as a freight forwarder, as distinguished from other logistics forwarders who may recognize revenues net of certain expenses as an agent, we are subject to credit, inventory and cargo risks.

As a non-asset based carrier, we do not own transportation assets. Rather, we generate the major portion of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers. The sell rate is the rate we bill to customers and the buy rate is the rate we pay to the carriers.

Air freight revenues reflect income for shipments when we act as a freight consolidator. Ocean freight revenues reflect income for arranging shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. In the case of import freight forwarding transactions, revenues and associated expenses are recognized when the shipment arrives at its contracted destination and possession of the shipment is transferred from the overseas carrier. For export freight forwarding transactions, revenues and associated expenses are recognized when the carrier takes possession of the shipment at the point of origin. In each case, the Company has completed its obligations for which the customer had contracted, and it has the right to bill and receive payment. Under the Company’s revenue recognition policies, it does not account for freight in transit for export transactions by either air or sea. WLG has tested the revenue recognized under its policy and has compared this to amounts it would have recognized if it were to apply the revenue and expense recognition policies set forth in Method 3 of EITF No. 91-9, and it believes the results of operations and financial position at the end of any quarter or year-end would not be materially different than reported.

Revenues for customs clearances are recognized when goods are cleared by customs, and revenues for ancillary services performed by each customs practice, such as the delivery of goods, are recognized when the services are completed. Other services include fees earned for the provision of terminal and document handling services. These revenues are recognized upon completion of the services.

Revenues realized in other capacities, for instance, when we act as an agent for the shipper, include only the commissions and fees earned for the services performed. These revenues are recognized upon completion of the services. In addition, revenues for our VAS such as warehousing services, which may also include distribution, pick and pack activities and other services in connection with a customer’s inventory are recognized when the services are completed.

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

Accounting for Income Taxes

In preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions where we operate. This process involves estimating actual current tax expense, together with identifying permanent differences between financial income and taxable income, assessing temporary differences resulting from the differing treatment of items for income tax and accounting purposes. Temporary timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision of the statement of income in each period in which the allowance is increased.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements, including the years ended December 31, 2008, and December 31, 2007, begins on page F-1 of this report.

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

Subsequent to and during calendar year 2007, management made a number of changes to address the deficiencies in internal control of the WLG (USA) Group and WCS. The changes have been wide-ranging and have addressed both internal control policies as well as personnel issues. At the core of the changes was the appointment of a new Chief Operating Officer and Chief Financial Officer to oversee the operations of the WLG (USA) Group. In early 2007, we began discussions to acquire WCS, and we completed the acquisition of this company on July 31, 2007. As part of this acquisition, both WCS’s President and its Chief Financial Officer assumed an oversight role for the WLG (USA) Group. Shortly after assuming these responsibilities, WLG (USA) Group’s President and its Chief Financial Officer tendered their resignations. Before and following their resignations, steps were taken to address and remediate the internal control deficiencies of the WLG (USA) Group. In addition, the deficiencies related to WCS have been addressed and changes are underway to remediate such deficiencies. To date, the following has occurred: (1) A policy is in place and is being monitored to ensure a regular reconciliation of inter-company account balances is done for related party transactions; (2) a regular review and reconciliation of WLG (USA)’s general ledger and financial statements is performed with procedures in place to maintain proper segregation of accounting duties and the balances thereof; (3) WLG (USA)’s interim and year-end close procedures now include developing estimates to state accounts receivable at net realizable value or properly adjust revenues for subsequent adjustments to sales; (4) WLG (USA)’s chief executive officer, whose employment terminated in September 2007 and his replacement do not have the ability to record transactions in the general ledger; and (5) management has taken the decision to install at WCS the operational and accounting software used by all members of the Group, and expects the conversion to be made in 2008.  In addition to these changes, significant changes have been made to WLG (USA) Group’s IT security policies and procedures. In general, these changes addressed matters of WLG (USA) Group’s security, confidentiality and the integrity for its IT hardware and software. More specifically, the changes include improving password security, restricting access to files and data bases and up-grading equipment to improve the integrity of the back-up of operating and accounting data. In connection with its 2008 audit of the WLG (USA) Group and WCS, BKB did not identify nor cite any deficiencies that they consider to be significant deficiencies.

Management reviewed the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929) and assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Based on such assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting in the quarter ended December 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NAME	AGE	POSITIONS HELD AND TENURE
Christopher Wood	63	Chief Executive Officer and WLG director
Remo Picchietti	46	Executive Vice-President and WLG director
Paul Pomroy	53	Asean Managing Director and WLG director (Resigned as WLG Director January 12, 2009)
David Koontz	66	Chief Financial Officer and WLG director
Kelvin Tang	36	Secretary

Officers and Directors:

Christopher Wood has been our Chief Executive Officer and a director since our formation. In addition, he served as WLG’s Chief Financial Officer until August 2005. Prior to the formation of WLG, Mr. Wood was a director and the Chief Executive Officer of WEHK from July 1982, and also served as a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has been a director of WE China since its formation in July 2004. Following the acquisition of Asean, Mr. Wood serves as a director of that company as well as a director of our Australian holding company, WLG (Australia) PTY LTD.   Mr. Wood also serves as a director of our two UK subsidiaries and of WCS and WLG (USA). Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969. Except as set forth below in the narrative for Mr. Picchietti, there are no special arrangements or understandings between Mr. Wood and any other person(s) pursuant to which he was or is to be selected as a director or nominee.

Remo Picchietti, following the acquisition of WCS, was elected to be a director and to serve as the Executive-Vice President of WLG, effective August 1, 2007. He continued as the President and Chief Executive Officer of WCS until December 1, 2008. Prior to the acquisition of WCS, Mr. Picchietti was its President and Chief Executive Officer beginning in January 2004, when he acquired the business. In 1998, Mr. Picchietti founded and was the Principal of Mayflower Associates, which provided business development advice, strategies, and capital to assist enterprise growth via global trade specializing in the areas of logistics and supply chain management. Mr. Picchietti teaches graduate-level International Management and International Marketing classes at Chicago-area business schools. He specializes in marketing and logistics management and earned his B.S. degree from Drake University in 1984, studied at Ealing College in London, England, and earned his MBA from Northwestern University’s Kellogg Graduate School of Management in 1989.

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

Paul Pomroy, age 53, is the Managing Director and a director of Asean and has worked with Asean since its inception in 1984. Paul has extensive experience in all facets of the freight forwarding and logistics industry, including air and sea freight forwarding, customs brokerage and related logistics services. He has considerable experience in working with China and is familiar with doing business throughout Asia.   Mr. Pomroy was elected to serve as a director of WLG, effective January 28, 2008, and resigned as of January 12, 2009. There were no special arrangements or understandings between Mr. Pomroy and any other person(s) pursuant to which he was selected as a director.

Phillip Forsyth has been our Chief Operating Officer and, in addition, the Chief Executive Officer of WE China since February 2005. Prior to joining us, from January 2001 to February 2005, Mr. Forsyth was a General Manager for South China with Maersk Logistics, a large multi-national shipping line and logistics provider. From June 1996 to December 31, 2000, Mr. Forsyth was the Managing Director of World Connect Limited, a logistics services provider in Hong Kong. In January 2007, Mr. Forsyth relinquished his position as Chief Executive Officer of WE China. In the first quarter of 2008, Phillip relocated to the US and assumed the position of Senior Vice President for WLG (USA), and gave up his position as the Group’s Chief Operating Officer

David Koontz joined WLG in August 2005 as its Chief Financial Officer and was elected to serve as a director effective August 1, 2007. Following the acquisition of Asean, Mr. Koontz serves as a director of Asean and as a director of our Australian holding company, WLG (Aust).  Immediately before joining WLG, he served for over three years as the Chief Financial Officer and director of a U.S. public company in the alternative energy sector. Mr. Koontz earned a CPA certificate granted by the state of California, and holds a Bachelors Degree in Business from California State University at Northridge, California. There are no special arrangements or understandings between Mr. Koontz and any other person(s) pursuant to which he was selected as a director.

Kelvin Tang has been our Company Secretary since March 2005. From June 2004, Mr. Tang also served as the Finance and Accounts Manager for WEHK and WAE. Prior to joining the Group, he worked as an auditor for two public accounting firms for more than five years. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a Masters Degree in Corporate Finance from Hong Kong Polytechnics University.

Significant Employees

Robert Wong, age 52, serves as the Chief Executive Officer of our Hong Kong and China operations. Prior to assuming this position in January 2008, Robert, in February 2004, became the Vice President of WEHK. Before joining WEHK, Mr. Wong, from 1993 to 2002, was a group vice president of Jardine Logistics Services (HK) Ltd, a logistics service provider. Following that, he then acted as a logistics consultant for ANL Container Line Pty. Ltd. in Melbourne, Australia. He is an MBA holder and also has a full membership in The Chartered Institute of Shipbrokers (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

Ron Lentz, age 54, joined the Group in December 2008 when it entered into a two year employment agreement with Ron, appointing him as the Chief Executive Officer of US operations.  Ron has over 25 years experience in the logistics industry, and is familiar with all facets of the industry. He has held executive positions in which he was responsible for sales and operations and has worked extensively with companies doing business in Europe, Asia and North and South America.  He holds a B.A. degree from Augustana College in Illinois.

 Gordon Dean, age 38, worked for the UK company that was acquired by WLG (UK) when it commenced doing business in the UK in September 2006 and, until October 17, 2008, was responsible for sales and marketing.  Beginning October 17, 2008, Gordon assumed the position of Acting Managing Director of WLG (UK). Gordon has over 20 years working in all facets of the freight forwarding and logistics industry. He gained his experience working in the UK, but has significant expertise in working with the Far East and Indian Sub-Continent markets, focusing mainly on the Hong Kong, China and the India trade lanes to the UK.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Principal Executive Officer and each of the two most highly compensated executive officers, other than the Principal Executive Officer (collectively, the “  Named Executive Officers ”) for the fiscal years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-Equity Incentive	Nonqualified
Name &					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
		(1)	(2)	(3)	(4)	(5)	(6)	(7)
Christopher Wood (8)
President and Chief Executive Officer – WLG and director	2008	247,742	0	0	0	0	0	128,284	376,026
	2007	247,742	0	0	0	0	0	128,945	376,687

Paul Pomroy (9)
Managing Director –Asean and WLG director (until January 12, 2009)	2008	224,172	20,886	0	0	0	0	65,026	310,084
	2007	194,603	25,110	0	0	0	0	59,920	279,633

Remo Picchietti (10)
WLG Executive. Vice President
WCS CEO (Until Dec. 2008)
WLG Director	2008	250,000	0	0	0	0	0	22,400	272,400
	2007	104,167	0	0	0	0	0	10,206	114,373

(1) The salary amounts for each named individual include only that person’s base salary. Messrs. Wood, Pomroy (Resigned January 12, 2009) and Picchietti served as directors of the Group, but none of them receive any compensation for their service as a director.
(3) (4) (5) (6) No payments, accruals or other forms of compensation described in columns (e), (f), (g) and (h) were made to Mr. Wood or any of the other Named Executives for the years ended December 31, 2008 and 2007.

(8) Mr. Wood received a housing allowance of $108,387 for both 2008 and 2007. In addition, he was paid $16,964 and $17,632 as automobile allowances and payments of $1,548 and $1,548 were made to a government mandated retirement plan and premiums of $1,385 and $1,378 were contributed  to a company medical plan, respectively for the years 2008 and 2007. Mr. Wood’s compensation is paid in Hong Kong dollars and has been translated at the rate of 7.75:1.

(9) Mr. Pomroy received $39,539 and $39,164 for automobile allowances and reimbursements for the years 2008 and 2007, respectively. Cash of $22,055 and $17,514 was contributed on his behalf to a government sponsored retirement plan and premiums of $3,432 and $3,243 were paid to a medical plan, respectively, for the years 2008 and 2007. Mr. Pomroy’s bonus was paid in cash and was awarded on a discretionary basis in recognition of the financial results of Asean. All of Mr. Pomroy’s compensation is paid in Australian dollars and has been translated at the historical average rate of the US dollar to the Australian dollar for 2008.

(10) Mr. Picchietti joined the Group on August 1, 2007, in connection with the acquisition of WCS. He received an allowance of $9,620, and $4,000 in 2008 and 2007, respectively, as an auto allowance. In 2008 and 2007, cash contributions of $12,780 and $6,206, respectively, were paid on his behalf for medical insurance premiums.

Employment Agreements.

Chris Wood: WLG entered into an employment agreement effective January 1, 2009 with Christopher Wood, the Company’s Chief Executive Officer and director.   Pursuant to the Employment Agreement, Mr. Wood will continue to serve as the Company’s Chief Executive Officer for an initial term of five years, and such term shall be automatically extended for successive one year terms, unless earlier terminated pursuant to the terms of the Employment Agreement.  Under the Employment Agreement, Mr. Wood shall receive (i) an annual base salary of HKD 1,920,000, (ii) a monthly housing allowance of HKD 70,000, (iii) reimbursement for business expenses, (iv) health insurance coverage for himself and his immediate family, and (iv) the use of a company car and reimbursement for operating costs.  Mr. Wood is also eligible to receive an annual cash bonus of up to 100% of his base salary, and he may receive stock awards under the Company’s 2005 Stock Incentive Plan, or any other plan adopted by the Company.  The Employment Agreement also contains standard indemnification and confidentiality provisions.

The Employment Agreement may be terminated at any time by (i) unanimous vote of the Board for cause, (ii) by Mr. Wood upon one month’s prior written notice, or (iii) by mutual agreement of the Company and Mr. Wood.  If Mr. Wood terminates the Employment Agreement for Good Reason (as defined in the Agreement), or the Employment Agreement is terminated by mutual agreement, then Mr. Wood shall be entitled to certain severance payments as described in the Employment Agreement.   In addition, if the Employment Agreement is terminated by reason of Mr. Wood’s death or Disability (as defined in the Agreement), Mr. Wood, his estate or beneficiaries, as the case may be, shall be entitled to certain payments from the Company as described in the Employment Agreement.

Paul Pomroy: Asean entered into an employment agreement with Paul Pomroy in July 2005 and this agreement remained in effect following the acquisition of Asean. Under his employment agreement, Mr. Pomroy serves as Asean's Managing Director for an indefinite term. Prior to April 2008, Mr. Pomroy received an annual salary of approximately $169,000, an annual car allowance of $22,300, reimbursement of all operating costs, an annual contribution equal to the statutory rate for Australia to a pension fund of his choice,  a bonus and stock options, which shall be awarded at the sole discretion of Asean's board of directors. The agreement may be terminated by either party upon six months written notice, or in lieu thereof, upon the payment of six month’s salary. Effective, April 1, 2008, Mr. Pomroy’s salary was increased from Australian $225,000 to Australian $265,000 per annum. Translating Mr. Pomroy’s current salary to US dollars at the historical exchange rates prevailing for calendar year 2008 yields an annual salary of approximately US$224,000. (All of the compensation elements in Mr. Pomroy’s employment agreement are denominated in Australian dollars.)

The agreement also contains confidentiality, non-solicitation and non-competition provisions. Under these provisions, Mr. Pomroy may not solicit customers or employees of Asean or work in a competing business for a period of twelve months following termination of his employment. The prohibition against disclosing confidential is unlimited and continues after termination of employment.

David Koontz: In November 2005, the Company entered into an Employment Agreement with David Koontz to serve as its Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Koontz is entitled to an annual salary of $185,000 and is eligible to receive an annual bonus, at the discretion of the Board, of up to 100% of his base salary. He is also entitled to reimbursements for health insurance premiums and to a car allowance of $750 per month. Pursuant to the Agreement, the Company granted an option to Mr. Koontz to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which shall be granted pursuant to the Company's 2005 Stock Incentive Plan. Effective August 2007, Mr. Koontz’s salary was increased to $200,000 per annum.

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

Remo Picchietti:  Mr. Picchietti entered into an Employment Agreement with WLG and WCS, pursuant to which he was appointed the Chief Executive Officer of WCS and an Executive Vice President of WLG. Mr. Picchietti receives an annual base salary of $250,000 as the Chief Executive Officer of WCS, but no compensation in his capacity as an Executive Vice President of WLG. Mr. Picchietti is entitled to participate in WCS’s bonus program on a discretionary basis and is eligible to participate in WLG’s stock option plan. No stock option awards have been made to Mr. Picchietti. He is entitled to receive other employment benefits consistent with his position, including medical coverage, a car allowance and annual paid leave.  In December 2008, Mr. Picchietti relinquished his position as the Chief Executive Officer of WCS.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There are no outstanding equity awards for any of the Named Executive Officers.

DIRECTOR COMPENSATION

No amounts were paid or accrued to the Group’s directors in connection with their service as directors for the fiscal years ended December 31, 2008 and 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 25, 2009, we had 31,400,094 shares of common stock issued and outstanding.

The following table sets forth information, as of March 25, 2008, with respect to the beneficial ownership of our preferred and common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner (d) (e)		Percent of Class
Series A and B Preferred Stock	Chris Wood	3,700,000	(a)	100%

Common Stock	Chris Wood	24,348,191	(a)	67.0%
	Remo Picchietti	5,210,014	(b)	14.6%

	David Koontz	200,000	(c)	0.6%

	Paul Pomroy	1,586,000	(d)	5.1%

	All directors and executive officers as a group (four persons)	31,344,205	(e)	85.8%

(a)
Mr. Wood owns 19,919,620 shares of common stock directly and no shares indirectly. In addition, he owns 2.0 million and 1.7 million shares of the Company’s Series A and Series B Preferred Stock, respectively, which are convertible at any time into 4,428,571 shares of common stock. For the purpose of determining Mr. Wood’s ownership of common stock, it has been assumed that he exercised the conversion privilege to convert the Series A and B Preferred Stock into 4,428,571 shares of common stock, and that 500,000 shares of common stock were issued to Mr. Picchietti as described in note (b).

(b)
Mr. Picchietti owns directly and beneficially 4,710,014 shares of common stock and is to be issued up to 500,000 shares of common stock at the time Mr. Wood converts his shares of Series A Preferred Stock into common stock. For the purpose of determining Mr. Picchietti’s ownership of common stock, it has been assumed that both he and Mr. Wood received all of the shares of common stock issuable to them as a result of converting the 4,428,571 shares of the Series A and Series B Preferred Stock to common stock.

(c)	Mr. Koontz holds an option to acquire 200,000 shares of the Company’s common stock. The option became fully vested in August 2007.

(d)	Mr. Pomroy holds 1,586,000 shares of the Company’s common stock in a trust that he controls.

(e)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages shown are calculated based upon 31,400,094 shares of common stock outstanding on March 25, 2009, plus an additional 4,428,571 shares of common stock that may be acquired by Mr. Wood and 500,000 shares of common stock to be issued to Mr. Picchietti upon the conversion of the Series A Preferred Stock owned by Mr. Wood. In addition, it has been assumed that Mr. Koontz exercised his option to acquire 200,000 shares of the Company’s common stock. Thus, the numbers and percentages shown include the shares of common stock actually owned as of March 25, 2009, and the shares of common stock that the person or group had the right to acquire within 60 days of March 25, 2009. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 25, 2009, upon the exercise of options, warrants or conversion privilege are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In the normal course of business, our subsidiaries enter into agency agreements with various overseas agents, pursuant to which these overseas agents provide services relating to our freight forwarding operations at both the ports of loading and the ports of destination for the shipments we arrange.

Under these agency agreements, we and our overseas agents perform our respective services at our own places of business and, for these services, earn fees from each other, as well as from either the shipper or the consignee, as the case may be.

In addition, under the agency agreements, sometimes either we or the overseas agent is required to act as a "collection agent" to collect the freight revenue from customers (either the shipper or the consignee). Since the decision as to which party pays the freight cost is determined by the shipper and the consignee, we and our overseas agents act in accordance with the customers' instructions for the collection of freight charges. In the event that the collecting party is not the party who is responsible for the payment of the freight cost to the carrier, then the collecting party must reimburse the other party to settle the freight cost.

In either case, we, or our overseas agents, are responsible for invoicing the other party, as between us, for fees owed. These amounts include the services fees earned and may also include the freight cost collected by the other party.

During the years ended December 31, 2008 and December 31, 2007, we conducted no trade transactions through an agent that is deemed to be a related party.

Details for related party transactions are as follows:

Transactions with the Company

Effective as of September 30, 2005, Mr. Wood, WLG's controlling shareholder and Chief Executive Officer subscribed to all 2.0 million of the authorized shares of the Series A Preferred Stock in exchange for $1.5 million in debt represented by a Promissory Note in the face amount of $1.0 million and other debt of $0.5 million owed to Mr. Wood by the Company.

On June 30, 2008, the Company executed a conversion agreement with Mr. Wood pursuant to which Mr. Wood and the Company agreed to convert $1.7 million in loans owed by the Company to Mr. Wood into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock. The Series B Preferred Stock may be converted by Mr. Wood at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. In addition, commencing on the earlier to occur of 24 months after the issuance date, or Mr. Wood’s retirement or his holding being less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

Transactions with Wako Logistics (Thailand) Co. Ltd. ("WLT")

Mr. Wood was a director and owned 50% of the outstanding equity interests of WLT. During 2008, Mr. Wood resigned as a director and disposed of his 50% interest in WLT.

For the years ended December 31, 2008 and 2007 no sales were make through WLT and no amounts were due to or from WLT as of  December 31, 2008 and 2007.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the years ended December 31, 2008 and 2007, rental expense of approximately $108,000 for each year, were paid or were payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosures under the section for Executive Compensation.

Loans made by WLG Officers to WLG.

At the time WLG acquired  WCS, WCS, under the terms of a financing agreement with certain of its lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and the value of warrants (the “Warrants”) held by the Debt Holders. The total amount owed to the Debt Holders, which included interest ($29,600), principal ($2,700,000) and the Warrants ($262,500) was $2,992,100. Of this amount, WLG provided cash of $2,550,000 to WCS, and WCS used $442,100 of its cash to repay the Debt Holders in full for all of their interests. Of the funds provided by WLG, $1,050,000 was from its working capital and the remaining amount of $1,500,000 was provided to WLG from loans made to it by two of its officers. Mr. Koontz and Mr. Wood, the Chief Financial Officer and Chief Executive Officer, respectively, of WLG, each loaned $750,000 to WLG. Each loan carries an interest rate of 12%.  The loan from Mr. Koontz is repayable in 12 equal installments of $62,500 beginning on August 1, 2008.  As of December 31, 2008, and 2007, the balance of the loan was $375,000 and $750,000, respectively.  In addition to Mr. Wood’s loan of $750,000, Mr. Wood made further loans to the Group of $950,000 in April 2008 and $600,000 in June 2008. At June 30, 2008, the Group owed Mr. Wood $2.3 million.  Pursuant to a conversion agreement, Mr. Wood converted $1.7 million to Series B Preferred Stock and retained a note in the amount of $600,000.  Mr. Wood’s $600,000 note carries an interest rate of 12% and is repayable in 12 equal monthly installments of $50,000, beginning on January 31, 2009. WLG accrued interest expense of $80,625 and $37,500 for the years 2008 and 2007, respectively, for the note owed to Mr. Koontz.  For the note and advances owed to Mr. Wood, WLG accrued interest expense of $118,110 and $37,500 for the years 2008 and 2007, respectively.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2008, the Board determined that none of our directors was independent based upon such criteria.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Mazars CPA Limited. As reported in our Form 8-K filed on July 24, 2007, the Group appointed Mazars CPA Limited as its independent accountant effective as of July 20, 2007. Our previous independent accountant was Moores Rowland Mazars, and this firm underwent a re-organization in 2007 and did not continue as Moores Rowland Mazars. Certain members of Moores Rowland Mazars formed Mazars CPA Limited, and we hired that firm to be our independent accountant. Set forth below are the aggregate fees billed by Mazars CPA Limited for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2008 and 2007, and the review of the financial statements included in the Company's Forms 10-Q for 2008 and 2007. (See also Part II, Item 9.)

Audit Fees
Year ended December 31, 2008:	$110,710
Year ended December 31, 2007:	$101,226
Audit-Related Fees (1)
Year ended December 31, 2008:	$0
Year ended December 31, 2007:	$5,419
Tax Fees (2)
Year ended December 31, 2008:	$2,632
Year ended December 31, 2007:	$2,631

(1)	For calendar year 2007, the audit-related service fees were for the review of our Forms 8-K and 8-K/A filed to report the acquisition of WCS.
(2)	Tax fees are for the preparation of the Hong Kong profit's tax returns and related tax computations for the years 2008 and 2007, respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement (10)
21.1	Subsidiaries of the Registrant. (11)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005.
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.
(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: March 31, 2009	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David Koontz
David Koontz
Chief Financial Officer and Director
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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement (10)
21.1	Subsidiaries of the Registrant. (11)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.
(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.
(10)	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
WLG Inc.
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of WLG Inc. and its subsidiaries (collectively, “WLG”, the “Company”, or the “Group”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007.  These financial statements are the responsibility of WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. WLG is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of WLG’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

Mazars CPA Limited
Certified Public Accountants
Hong Kong

WLG Inc.

Consolidated Statements of Operations
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		Year ended December 31,
		2008	2007
	Note	US$	US$
Revenues:
Freight		131,286	110,623
Other services		82,760	65,679

Total revenues		214,046	176,302

Operating expenses
Cost of forwarding/customs		(186,677)	(152,273)
Selling and administrative expenses		(24,427)	(20,577)
Depreciation and amortization		(1,258)	(1,164)

Total operating expenses		(212,362)	(174,014)

Income from operations		1,684	2,288

Other income (expense)
Interest income		8	59
Interest expense		(899)	(651)
Other income, net		265	167

Income before income taxes and extraordinary item		1,058	1,863

Provision for income taxes	3	(599)	(748)

Income before extraordinary item		459	1,115

Extraordinary item – Gain on cancellation of earn-out liability (net of tax of $22)	7	34	-

Net income		493	1,115

Dividends on preferred stock		(90)	(90)

Income applicable to common stock		403	1,025

Net income per share:

Basic earnings per share	4	0.01	0.04

Diluted earnings per share	4	0.01	0.04

Weighted average common shares outstanding

Basic		31,400,094	28,664,415

Diluted		32,025,668	28,746,805

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		At December 31,
		2008	2007
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		2,402	1,631
Restricted cash	5	713	649
Trade receivables, net of allowance (2008-$499, 2007-$798)		15,246	22,198
Deposits, prepayments and other current assets		903	894
Tax prepaid		50	18

Total current assets		19,314	25,390

Property, plant and equipment, net	6	1,115	1,396
Deposits and other non-current assets		142	208
Deferred tax assets	3	248	246
Intangible assets, net	7, 8	3,931	5,505
Goodwill	7, 8	9,328	9,328

Total assets		34,078	42,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	9	466	471
Trade payables		8,092	11,650
Other accrued liabilities		2,702	3,868
Bank loans - maturing within one year	9	3,896	7,854
Current portion of capital lease obligations	10	72	102
Due to directors	12	990	1,710
Income tax payable		183	314

Total current liabilities		16,401	25,969

Non-current liabilities
Non-current portion of capital lease obligations	10	91	163
Other non-current liabilities		216	232
Deferred tax liabilities	3	-	9

Total non-current liabilities		307	404

Commitments and contingencies	11	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value $1,700)	13	1,700	-

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

		At December 31,
		2008	2007
	Note	US$	US$

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)	14	2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2007: 31,400,094) shares issued and outstanding	14	31	31
Additional paid-in capital		12,770	12,760
Statutory reserve	15	124	-
Accumulated other comprehensive income (loss) - Foreign currency translation adjustments		(223)	220
Retained earnings		2,966	2,687

Total stockholders' equity		15,670	15,700

Total liabilities and stockholders' equity		34,078	42,073

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	Series A convertible redeemable preferred stock		Common stock		Additional paid-in capital	Statutory Reserve	Accumulated other comprehensive income (loss)	Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2007	2,000,000	2	25,390,080	25	8,014	-	115	1,662	9,818
Net income	-	-	-	-	-	-	-	1,115	1,115
Foreign currency translation adjustment	-	-	-	-	-	-	105	-	105
Issue of new common shares:
- earn-out payment (Note #)	-	-	1,300,000	1	(1)	-	-	-	-
- acquisition of subsidiary	-	-	4,710,014	5	4,705	-	-	-	4,710
Dividends paid	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	42	-	-	-	42

Balance as of December 31, 2007	2,000,000	2	31,400,094	31	12,760	-	220	2,687	15,700
Net income	-	-	-	-	-	-	-	493	493
Foreign currency translation adjustment	-	-	-	-	-	-	(443)	-	(443)
Transfer to statutory reserve (Note 15)	-	-	-	-	-	124	-	(124)	-
Dividends paid	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	10	-	-	-	10

Balance as of December 31, 2008	2,000,000	2	31,400,094	31	12,770	124	(223)	2,966	15,670

Note #:
According to the Sales and Purchase Agreement for the acquisition of Asean, in addition to the 3.5 million shares of restricted common stock set forth in Note 1 to the financial statements, the Sellers of Asean had the right to earn, as contingent consideration, 1.3 million shares of WLG’s restricted common stock. All requirements to earn the 1.3 million shares were satisfied in 2006, and the shares were issued to the Sellers in 2007.

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

	Note	Year ended December 31,
		2008	2007
		US$	US$
Cash flows from operating activities:
Net income		493	1,115

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation		405	382
Amortization of intangible assets		853	782
Allowance for doubtful debts		815	331
Share-based amortization		10	42
Gain on cancellation of earn-out liability		(34)	-

Changes in working capital:
Trade receivables		5,825	(2,391)
Deposits, prepayments and other current assets		57	157
Due from related parties		-	198
Trade payables		(3,558)	2,311
Other accrued liabilities		(382)	(574)
Due to directors		(657)	(229)
Income tax payable		(195)	110

Net cash provided by operating activities		3,632	2,234

Cash flows from investing activities:
Acquisitions of property, plant and equipment		(279)	(459)
Acquisition of WCS	8	-	(2,550)

Net cash used in investing activities		(279)	(3,009)

Cash flows from financing activities:
Certificates of deposit		-	245
Restricted cash		(64)	(277)
Bank overdrafts		(5)	(145)
Net decrease in short-term bank loans		(3,958)	(267)
Capital lease obligations paid		(102)	(88)
Payment of dividends on preferred stock		(90)	(90)
Loans from directors		1,637	1,500

Net cash (used in) provided by financing activities		(2,582)	878

Net increase in cash and cash equivalents		771	103

Cash and cash equivalents at beginning of year		1,631	1,528

Cash and cash equivalents at end of year		2,402	1,631

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

WLG Inc. (“WLG”, the “Company”, or the “Group”) (formerly known as Wako Logistics Group, Inc.) was incorporated on December 2, 2003, pursuant to the laws of Delaware in the United States of America, with authorized and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share.  All common stock was issued to Mr. Christopher Wood (“Mr. Wood”).

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of December 31, 2008.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON consisted of a $1,000 cash payment and a professional fee of $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers. As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA. MSA mainly serves customers that ship products from Asia to the US.

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
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles
The consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Basis of consolidation
The consolidated financial statements include the financial information of WLG and its subsidiaries.  The financial information of each of the companies is included in the Group’s audited consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2008, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income
The Group adopted SFAS No. 130, “Reporting Comprehensive Income” which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2008, the Group recorded other comprehensive loss of $443, being the translation difference arising from the consolidation of its non-US subsidiaries’ financial statements.

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

Depreciation is provided to write off the cost, less accumulated impairment losses, of property, plant and equipment over their estimated useful lives from the date on which the assets become fully operational and after taking into account their estimated residual values, using the straight-line method.  Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonableness basis and depreciated separately.

Computer equipment	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Motor vehicles	3 years
Leasehold improvements	over the shorter of estimated useful lives or leased period

Assets under capital leases are depreciated over the shorter of their expected useful lives or the term of the leases.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business combinations
In accordance with FASB No. 141, Business Combinations (SFAS No. 141) and Emerging Issues Task Force Issue (EITF) No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination (EITF No. 95-8), the Company allocates the cost of each acquisition among the various assets acquired and liabilities assumed. Additionally, if the terms of an acquisition include contingent consideration or earn-out arrangements based upon the performance of the acquired business subsequent to acquisition, the Group records the contingent consideration, if any, depending on the probability of it being earned, as an accrued earn-out liability.

Goodwill and other intangible assets
Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Intangible assets with definite lives, such as customer relationships, are being amortized using the straight-line method over their estimated lives.

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). We complete the required impairment tests annually at the year-end, or when certain events occur or circumstances change. Estimated lives of other intangible assets currently range from five to ten years.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition
The Group derives its revenues from three principal sources: air freight, ocean freight and customs brokerage.

As a non-vessel operating common carrier, the Group does not own transportation assets. Rather, the Group generates the major portion of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The sell rate is the rate the Group bills to customers and the buy rate is the rate the Group pays to the carriers. By consolidating shipments from multiple customers and concentrating its buying power, the Group may be able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates to its customers than they may otherwise be able to negotiate for themselves.

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

The Group recognizes revenue gross as a principal rather than net as an agent.  Revenues are recognized in this manner because the Group, as a freight forwarder, as distinguished from other logistics forwarders that are required to recognize revenues net as an agent, is subject to credit, inventory and cargo risks.

Revenues realized in other capacities, such as when the Group acts as an agent for the shipper, include only the commissions earned for the services performed. These revenues are recognized upon completion of the services.

Other services offered by the Group include customs brokerage, arranging delivery of goods, warehousing and distribution services and preparing and transmitting terminal and shipping documents.  Revenues are recognized upon completion of the respective services, and upon the clearance of goods for customs brokerage.

Recognition of cost of forwarding
The billing for the cost of forwarding is usually delayed until after a shipment is completed.  As a result, the Group has to estimate the cost of purchased transportation and services and accrue an amount on a shipment-by-shipment basis in a manner that is consistent with revenue recognition.  Such estimates are based on past trends and on the judgment of management.  Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual, aggregate transportation costs are not materially different than the amounts accrued.  However, if the actual cost varies significantly from the accrual, a revision to the accrual is recorded.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

The Group adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no effect on the Group’s financial statements.

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

Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions.  Parties are also considered to be related if they are subject to common control or common significant influence. Collectability of amounts receivable from such parties is evaluated in accordance with the policy for "allowance for doubtful accounts and concentration of credit risk" below.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for doubtful accounts and concentration of credit risk
The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable.  It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $499 as of December 31, 2008, and $798 as of December 31, 2007.

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

Segment reporting
The Group adopted SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.  The Group’s results of operations and financial position were affected by the implementation of SFAS No. 131 as it operates in more than one line of business. Segment information is disclosed in Note 22 to the consolidated financial statements.

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

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”) to clarify some of the provisions of FIN 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity with which that company is involved. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties.  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46R also requires disclosures about VIEs that the Company is not required to consolidate, but in which it has a significant variable interest.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation of variable interest entities (Continued)
A major shareholder of the Group has an interest in one company with which the Group has agency agreements for the performance of freight forwarding services. These agreements and the transactions thereunder are based on normal commercial terms. Transactions with this entity are regarded as “related party transactions” which have been fully disclosed in Note 12 to the consolidated financial statements. Under the terms of FIN46R, this entity is considered as a “business”.  FIN46R paragraph 4(h) stipulates that an entity that is a business is not required to be evaluated by a reporting enterprise to determine if the entity is a VIE. Accordingly, the adoption of FIN 46R does not have an impact on the Group’s consolidated financial statements.

Share-based payment
Effective April 1, 2007, the Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment (revised 2004)”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the vesting period.  Stock-based compensation expense is included in selling, general and administrative expenses.

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the "Incentive Plan"). During the year ended December 31, 2008, WLG’s board approved the award of stock options to certain employees to allow them to purchase an aggregate of 175,000 shares of WLG’s common stock.

Recently issued and adopted accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value within generally accepted accounting principles that clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements.  SFAS No. 157 does not require any new fair value measurements in generally accepted accounting principles.  However, the definition of fair value in SFAS No. 157 may affect assumptions used by companies in determining fair value. During 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities that are measured at fair value. The adoption of these provisions does not have a material impact on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until 2009. The Group is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of goodwill and intangible assets impairment testing. Management does not expect the adoption of FSP 157-2 to have a material impact on the Group’s results of operations, financial position, and cash flows.

See Note 21, Fair Value Measurements of Financial Instruments, for information regarding the use of fair value measurements and the adoption of the provisions of SFAS No. 157.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations. The Company will be required to expense costs related to any acquisitions after December 31, 2008, if any.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

In June 2008, the FASB issued EITF Issue No. 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" ("EITF No. 08-4"). The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", that result from EITF No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. The adoption of EITF No. 08-4 is not expected to have a material impact on the Company’s financial position or results of operations.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. We do not expect the adoption of SFAS No. 133 to have a material impact on the Group’s results of operations or financial position.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense (benefit) is comprised of the following:

	Year ended December 31,
	2008	2007
	US$	US$

Current tax
United States	(32)	25
Hong Kong	237	299
PRC	114	145
Australia	316	273
United Kingdom	(34)	6

Deferred tax
Australia	(2)	(8)
United States	-	8

	599	748

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	Year ended December 31,
	2008	2007
	%	%

Statutory tax rate	38.8	40.0
Effect of permanent differences	15.4	15.3
Effect of foreign tax rate	(48.3)	(29.3)
Increase in valuation allowance	53.7	15.6
Others	(2.9)	(1.4)

Effective rate	56.7	40.2

The statutory rate for the years ended December 31, 2008 and 2007, refers to the US statutory tax rate, including state taxes.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

(c)
As of December 31, 2008, the parent company, WLG, had U.S. federal and state consolidated income tax loss carryforwards of approximately $1,714 that may be used to reduce future taxable income. These carryforwards expire for U.S. federal tax purposes in various years beginning in 2024 and ending in 2027. In addition, the Group has a foreign tax credit carryforward of $386, which will expire in 2012.

(d)	The temporary differences that give rise to a significant portion of the deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	Assets		Liabilities
	2008	2007	2008	2007
	US$	US$	US$	US$

Other receivables and accrued liabilities	248	246	-	-
Others	-	-	-	9

Net deferred tax	248	246	-	9

4.	EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

	Year ended December 31, 2008
	Income	Weighted average number of shares	Per share amount
	US$		US$

Net income	459
Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	0.05

Basic earnings per share
Net income before extraordinary item available to common stockholders	369	31,400,094	0.01
Extraordinary item	34	31,400,094	0.00
Net income available to common stockholders	403	31,400,094	0.01

Effect of dilutive securities
Net income before extraordinary item available to common stockholders	369	31,400,094	0.01
Employee stock options (Note #)	-	574
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock	6	625,000
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted earnings per share
Net income before extraordinary item available to common stockholders	375	32,025,668	0.01
Extraordinary item	34	32,025,668	0.00
Net income available to common stockholders	409	32,025,668	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

4.	EARNINGS PER SHARE (CONTINUED)

	Year ended December 31, 2007
	Income	Weighted average number of shares	Per share amount
	US$		US$

Net income	1,115
Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	0.05

Basic earnings per share
Net income available to common stockholders	1,025	28,664,415	0.04

Effect of dilutive securities
Employee stock options	-	82,390
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Net income available to common stockholders	1,025	28,746,805	0.04

# :
For the year ended December 31, 2007, common stock was not increased by the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, and the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered. The effect of these conversions would be anti-dilutive.

For the year ended December 31, 2008, common stock was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock. Under an agreement with the sellers of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets are achieved. None of the earnings targets were achieved as of December 31, 2008 and 2007. The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

 (Dollars in thousands except share data and per share amounts)

5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan and guarantee facilities granted by banks:

(i)	Restricted cash

	At December 31,
	2008	2007
	US$	US$

Restricted cash	713	649

(ii)	Accounts receivable and all other assets of Asean, which as of December 31, 2008 and 2007, were approximately $6,834 and $7,561 respectively.

(iii)	Accounts receivable and all other assets of WLG (USA) and MSA Group, which as of December 31, 2008 and 2007, were approximately $3,298 and $7,023 respectively.

(iv)	Accounts receivable and all other assets of WCS, which as of December 31, 2008 and 2007, were approximately $3,896 and $7,421 respectively.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	At December 31,
	2008	2007
	US$	US$

Computer equipment	1,011	1,353
Office equipment	844	995
Furniture and fixtures	301	367
Motor vehicles	81	83
Leasehold improvements	395	587

	2,632	3,385
Less: Accumulated depreciation	(1,517)	(1,989)

Net book value	1,115	1,396

Capital leased assets included above are as follows:

	At December 31,
	2008	2007
	US$	US$

Cost	572	690
Accumulated depreciation	(210)	(187)

Net book value	362	503

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2008 and 2007, were:

	At December 31,
	2008			2007
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
	US$	US$	US$	US$	US$	US$
Amortizable intangible assets
Non-contractual customer lists	6,057	2,126	3,931	6,857	1,352	5,505

Amortization expense for the year ended December 31, 2008, was $853. Amortization expense for the year ended December 31, 2007, was $782, which included an impairment loss of $21 related to the decline in fair value of the customer list of ALI.

During the year ended December 31, 2007, the Group recorded a purchase price adjustment to reflect the remaining potential earn-out liability to the former stockholders of MSA which resulted in the reduction of the customer list and accrued earn-out  liability by $600.

During the year ended December 31, 2008, the Group entered into agreements with the former shareholders of MSA pursuant to which they gave up their rights to any remaining contingent consideration. The Group recorded a purchase price adjustment to reflect the terms of the agreements, resulting in the pro-rata reduction of the customer list and property and equipment recorded in the accounts of MSA, effectively reducing the value of each to zero and reducing the accrued earn-out liability by $800. In accordance with SFAS No. 141, “Business Combinations”, the Group recorded an extraordinary gain for the difference between the remaining value of the accrued earn-out liability and net book value of the customer list and property and equipment as of the date the liability was canceled.

Estimated amortization expense for each of the following five years is:

US$

2009	640
2010	640
2011	640
2012	640
2013	559

It is the Group’s policy to periodically review the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits from the intangible assets. This review as of December 31, 2008 indicated that the remaining useful lives of the intangible assets of WLG (USA) and WLG (UK) are 4 years and 5 years, respectively. As a result, the remaining useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and 3 years to 5 years, respectively, effective from January 1, 2009.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

The change in the carrying amount of goodwill is as follows:

	At December 31,
	2008	2007
	US$	US$

Balance as of January 1,	9,328	3,888
Acquisition of subsidiary - WCS	-	5,440

Balance as of December 31,	9,328	9,328

8.	ACQUISITION OF SUBSIDIARIES

Acquisition of business of WCS
On July 31, 2007, (the “Closing Date”) WLG acquired all of the membership interests (the “Membership Interests”) of World Commerce Services LLC (“WCS”) (the “Acquisition”) from the two holders of WCS's Membership Interests (“Sellers”).

At closing, WLG issued 4,710,014 shares of its common stock (“Consideration Shares”) as initial consideration for the purchase of the Membership Interests, of which 2,943,759 Consideration Shares were delivered to the Sellers and 1,766,255 Consideration Shares were placed in escrow to cover potential claims. WCS, under the terms of a financing agreement with certain lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and to redeem all warrants (the “Warrants”) held by the Debt Holders. The total amounts owed for the principal and the Warrants were $2,700 and $263, respectively. In completing the Acquisition, WLG provided cash of $2,550 to WCS, and WCS used $413 of its funds to repay the Debt Holders in full for the Mezzanine Debt and to redeem all outstanding Warrants.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

Acquisition of business of WCS (Continued)
In addition to the Consideration Shares, WLG may be required to issue up to 1,962,506 shares (“Earn-Out Shares”) of its common stock to the Sellers if certain financial results are achieved by WCS for the 24 months ending July 31, 2009. The Earn-Out Shares are to be issued in increments to the Sellers based on the trailing 12 months earnings of WCS before depreciation, amortization interest and taxes (“Rolling EBITDA) measured as of July 31, 2008, December 31, 2008, and July 31, 2009. From each Earn-Out payment, WLG shall withhold 25% of the Earn-Out Shares as security for the payment of potential claims. The Sellers also have the right to receive up to 500,000 shares (the “Conversion Shares”) of WLG Shares in the event that any shares of WLG Series A convertible preferred stock, outstanding as of the Closing Date, are later converted into WLG Shares. If the Sellers receive the maximum Earn-Out Shares and the full number of Conversion Shares, they will have received 7,172,520 WLG Shares.  As of the Closing Date, it is not possible to determine if all, or any, of the Earn-Out Shares will be issued to the Sellers, or whether the Sellers will be entitled to receive any Conversion Shares. In computing the Purchase Price in accordance with SFAS No. 141, it was determined that the value of the Earn-Out Shares and/or the Conversion Shares should not be accrued as an element of the Purchase Price. Accordingly, the Purchase Price for the Membership Interests is $7,335, and such amount is stated in accordance with SFAS No. 141.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

8.	ACQUISITION OF SUBSIDIARIES (CONTINUED)

Acquisition of business of WCS (Continued)
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

The acquisition of WCS has been recorded using the purchase method of accounting in accordance with SFAS No. 141.  WLG has allocated the Purchase Price to the assets, liabilities, intangible assets and goodwill acquired, based on the fair value of the net assets at the effective date of the Acquisition.  At July 31, 2007, the fair value of identifiable assets, less the amount of liabilities of WCS, was approximately $1,490, which comprised gross assets of approximately $9,305, including an intangible asset for customer relationships of $2,835, less total liabilities of about $7,140.  The intangible asset is being amortized over a period of nine years on a straight-line basis.  Goodwill of approximately $5,845 was recorded as part of the Acquisition.  This amount represented the excess of the Purchase Price over the net assets acquired.  The goodwill is not being amortized, but will be tested annually for impairment in accordance with SFAS No. 142.  The results of operations for WCS from August to December 2007 have been included in the consolidated results of operations of WLG for the year ended December 31, 2007.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

The following unaudited pro-forma information assumes the acquisition of WCS occurred at the beginning of the period presented. The unaudited pro-forma information is provided for informational purposes only.  It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of WLG’s operations.

Year ended December 31,
2007
(Unaudited)
US$

Revenue	219,784

Net income	1,472

Net income per share of common stock

- Basic	0.05

- Diluted	0.05

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES

The Group has obtained bank facilities from creditworthy, commercial banks as follows:

	At December 31,
	2008	2007
	US$	US$
Facilities granted
- bank guarantees	1,074	1,148
- overdraft facilities	466	591
- bank loans and revolving credit lines	7,261	12,778
- foreign exchange facilities	173	219
- lease facilities	173	235

Total bank facilities	9,147	14,971

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $545 will expire within one year from December 31, 2008, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $95 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $434 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loan facilities mature on various dates as follows: (i) $4,500 revolving credit facility on March 31, 2009 and (ii) loan facility of $2,761 is an on-going loan facility that is subject to review in 2009, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The bank loans and revolving credit facilities of $7,261 are secured as follows: (i) $4,500 is secured by all assets of WCS, WLG (USA) and MSA, including their accounts receivables as well as a guarantee provided by the Group’s parent company, and (ii) $2,761 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WCS’s revolving credit facility in the face amount of $4,500 requires that WCS comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $1,000, which was reduced to $750 in December 2008. This facility, which by its terms expires on March 31, 2009, has been renewed and shall mature on September 30, 2009.  Other than the following amendments, the terms of the renewed facility are substantially the same as those of the existing facility that expires on March 31, 2009:

•	Maximum amount of the credit line has been reduced to $3,000 from $4,500.

•	Interest rate has been increased to 2% over the prime rate of the bank from the previous interest rate which was the bank’s prime rate.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

9.	BANKING FACILITIES (CONTINUED)

Of the total bank guarantees of $1,074, $545 is collateralized by cash.  Another bank guarantee of $95 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.  The remaining bank guarantee of $434 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $466 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $173, which at December 31, 2008, had not been utilized. Asean has a leasing facility of $173, of which $2 was outstanding as of December 31, 2008, and which is secured by the assets under lease. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of December 31, 2008, the leasing facility carried an interest rate of 7.68% per annum. As of December 31, 2008 and 2007, the weighted average interest rates of the Group’s short-term bank borrowings were 7.27% and 8.50% per annum, respectively.

	At December 31,
	2008	2007
	US$	US$
Utilized
Committed lines
- bank guarantees	1,074	1,148
- overdraft facilities	466	471
- bank loans and revolving credit lines	3,896	7,854
- lease facilities	2	36

Total bank facilities utilized	5,438	9,509

10.	CAPITAL LEASE OBLIGATIONS

The following is a schedule, by year, of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008 and 2007:

	At December 31,
	2008	2007
	US$	US$

Within one year	86	125
Over one year but not exceeding two years	83	87
Over two years but not exceeding three years	15	83
Over three years but not exceeding four years	-	14

	184	309
Less amount representing interest	(21)	(44)

Present value of future minimum lease payments	163	265
Less: current liabilities	(72)	(102)

Non-current portion	91	163

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

11.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases
The Group rents office space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future, minimum lease payments for operating leases in effect as of December 31, 2008 and 2007:

	At December 31,
	2008	2007
	US$	US$

Within one year	1,365	1,358
Over one year but not exceeding two years	966	968
Over two years but not exceeding three years	567	466
Over three years but not exceeding four years	351	250
Over four years but not exceeding five years	290	60
Over five years	1,184	-

Total operating lease commitments	4,723	3,102

The Group has obligations under various operating lease agreements ranging from 3 months to 10 years. Rent expense under operating leases for the years ended December 31, 2008 and 2007, were $1,844 and $1,544, respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air and ocean freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year.  As of December 31, 2008 and 2007, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $2,420 and $3,245, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2008, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $40. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

Three parties filed legal actions against the Group totaling about $150. These claims are covered by insurance, except for amounts equal to or less than the deductible payment required under these policies, which total about $23, and for which a provision has been made in 2008. As of March 2009, all claims from these three parties had been settled, and the Group was required to pay $23 as its share of the settlements.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

12.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG

David Koontz (“DK”)	Director and officer of WLG and a director of Asean and WLG (Aust)

Paul Pomroy (“PP”)	PP is a director and officer of Asean and a director of WLG (Aust). PP became a director of WLG on January 28, 2008, and resigned on January 12, 2009

Wako Logistic (Thailand) Co. Ltd (“WLT”)	CW was a shareholder and director of WLT until May 2008

Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP

Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ

Details of related parties

Name	Principal activities	Ownership (as of December 31, 2008)
		Name of owner	% held

WLT	Provision of sea and air freight forwarding services in Thailand	CW (held 50% ownership until May 2008)	-
		Others	100%

JWP	Leases property to CW	CW	100%

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31,
	2008	2007
	US$	US$
Due to directors (Notes)

CW	615	960
DK	375	750

	990	1,710

Notes:

(i)
Amounts due to directors are unsecured and interest-free, except for the director loans of $600 (see note (ii) below) and $375 due to CW and DK, respectively, which were used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital. The directors’ loans carry an interest rate of 12% per annum. As of December 31, 2008, the director loan of $375 is to be repaid by 6 equal installments, and the director loan of $600 is to be repaid by 12 equal installments beginning on January 31, 2009. The remaining balance of $15 has no fixed repayment term.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group. The Note bears interest at the rate of 12% per annum and is repayable in twelve monthly installments of $50 each, with the first installment due on January 31, 2009. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

Summary of transactions with related parties:

	PP	ACSQ	WLT	Total
	US$	US$	US$	US$

January 1, 2007	11	169	18	198
Net settlements (Note #)	(11)	(169)	(4)	(184)
Reclassified as non-related parties	-	-	(14)	(14)

December 31, 2007 and 2008	-	-	-	-

Note # :	Net settlements are the amounts that the Group paid (or received).

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

 (Dollars in thousands except share data and per share amounts)

12.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions:
	Year ended December 31,
	2008	2007
	US$	US$
Rental paid/payable
JWP	108	108

Summary of transactions for the years ended December 31, 2008 and 2007, with directors / stockholders:
	CW	DK	Total
	US$	US$	US$

At January 1, 2007	439	-	439
Loans from directors	750	750	1,500
Interest accrued	38	38	76
Interest paid	(38)	(38)	(76)
Repayment of advances	(229)	-	(229)

At December 31, 2007	960	750	1,710

Loans from directors	1,637	-	1,637
Interest accrued	220	81	301
Interest paid	(160)	(81)	(241)
Repayment of loan	-	(375)	(375)
Repayment of advances	(342)	-	(342)
Converted to Series B Convertible Redeemable Preferred Stock	(1,700)	-	(1,700)

At December 31, 2008	615	375	990

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

 (Dollars in thousands except share data and per share amounts)

13.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001. The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share.

The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment. In addition, commencing on the earlier to occur of 24 months after the issuance date, Mr. Wood’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

For the year ended December 31, 2008, the dividends on the Series B Preferred Stock included in interest expense was $102.

14.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock:
During September and October 2005, WLG, through a private transaction received subscriptions for the sale of 928,080 shares of its common stock at a price of $1.00 per share, and received the full proceeds of $928 for all of the subscribed shares as of December 31, 2005.

WLG, pursuant to various agreements and/or understandings with certain of its employees, issued 63,000 shares of its common stock to such employees as compensation for services during the year ended December 31, 2005. The fair market value of the shares has been recorded as an addition to paid-in-capital and common stock as of December 31, 2005, and the employee benefit is recorded in the stockholders’ equity section of the accompanying consolidated financial statements. Compensation expense is amortized and recorded in each period the services are rendered, and the related employee benefit account is reduced by a like amount. All amounts of compensation expense for these shares were fully amortized to expense as of December 31, 2006.

In addition, a consultant was issued 10,000 shares of WLG’s common stock as payment for services in the year ended December 31, 2005. The issuance of these shares is recorded as an expense and as an addition to common stock and additional paid-in capital.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

 (Dollars in thousands except share data and per share amounts)

14.	STOCKHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2006, the terms of an earn-out provision measured by the earnings before interest and taxes of Asean for the 15 months ended December 31, 2006, obligated the Company to issue an additional 1.3 million shares of the Company’s common stock to Asean’s former shareholders.  At December 31, 2006, goodwill and additional paid-in capital were increased by $1,300 to record the fair value, as determined by the Board of Directors, of the 1.3 million shares, which were issued to Asean’s former shareholders in 2007.

During 2007, the Company issued 4,710,014 shares of its common stock as part of the consideration for the acquisition of WCS.  Under the terms of the Purchase Agreement with the Sellers of WCS, the Company is obligated to issue up to 1,962,506 shares of its common stock to the Sellers if certain financial results are achieved by WCS over the 24 months ending July 31, 2009.

In addition, the Company is obligated to issue, on a pro-rata basis, up to 500,000 shares of its common stock to the Sellers in the event that the holder of WLG’s Series A convertible preferred stock, outstanding as of the Closing Date of WCS, converts the Series A convertible preferred stock into WLG common stock.

None of the financial targets were achieved as of December 31, 2008 and 2007.

Issuances of Series A Preferred Stock:
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

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. As of December 31, 2008, a majority of the directors were not independent and the conditions for a redemption had not been met. No Series A Preferred Stock has been converted or redeemed.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

 (Dollars in thousands except share data and per share amounts)

15.	STATUTORY RESERVE

WE China (“the PRC subsidiary”) is a wholly-owned foreign investment enterprise (“WOFIE”) registered in the PRC. Under the laws and regulations applicable to a WOFIE, such enterprises are required to maintain certain statutory reserves for specific purposes, which include a general reserve, an enterprise development fund and a staff welfare and bonus fund. The board of directors of the PRC subsidiary shall determine on an annual basis the amount to be transferred to statutory reserves.

Minimum annual transfers to statutory reserves shall be at least 10% of a WOFIE’s after tax profit determined in accordance with the PRC accounting rules and regulations to the general reserve until such reserve balance reaches 50% of its registered capital. The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital. No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC subsidiary.

During 2008, 10% of WE China’s after tax profit in its statutory financial statements has been appropriated to the general reserve and such amount is shown as a component of stockholders’ equity.

16.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2008	2007
	US$	US$

Cash paid for:
Interest expense	839	651
Income taxes	773	643

Other non-cash transactions:

(i)	On July 31, 2007, WLG acquired all of the outstanding membership interests of WCS by the issuance of 4,710,014 shares of its common stock valued at $4,710.

(ii)	On June 30, 2008, Mr. Wood converted $1,700 of outstanding loans that he had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

17.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to its officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by the board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2008, the number of shares reserved under the Plan was increased to 6,280,019.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from their effective dates. However, the Plan permits the board to grant options with varying terms, such as changing the vesting period, the term and/or exercise price. Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and compensation expense will be recognized over the vesting period of the option.

As of August 2005, the Company committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer. As such, the Company established August 2005 as the grant date for this option. The board has formally approved the award and this option is fully vested.

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

Effective December 1, 2008, the board approved and awarded stock options to an employee for the purchase of 150,000 shares of the Company’s common stock. The vesting period for the December 2008 options is 2 years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004). Under this method, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the years ended December 31, 2008 and 2007, was $10 and $42, respectively. As of December 31, 2008 and 2007, the compensation expense related to non-vested options totaled $20 and $16 and was expected to be recognized over 24 and 24 months, respectively. The total intrinsic values of the options outstanding and options exercisable as of December 31, 2008 and 2007, were zero and $90, respectively. No tax benefit was recognized for the stock option expense recorded for the years ended December 31, 2008 and 2007.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

17.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility(Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07

Exercisable at December 31, 2008	217,500	1.11	6.72

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

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

The expense for all Mandatory Provident, Retirement and Pension Schemes incurred for the years ended December 31, 2008 and 2007, was $909 and $964, respectively.

WCS operates a 401(k) plan for its employees and for the employees of WLG (USA) and MSA. WCS’s 401(k) plan permits substantially all employees of the three companies to elect to make tax-deferred contributions, subject to statutory limitations.    Pursuant to the terms of the plan, the employer will match amounts contributed by employees up to 4% of the employee’s base salary.

19.	OPERATING RISKS

a)	Credit risk and its concentration

The Group provides freight forwarding, customs brokerage and other services to its customers, and it is required to set forth the detail of individual customers accounting for more than 10% of the Group’s sales.As of December 31, 2008 and 2007, no customer accounted for more than 10% of the Group’s trade receivables.

Certain aspects of the freight forwarding industry and customs brokerage business involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit for payment of their invoices from the time cargo has been delivered for shipment.  Competitive conditions require that the Group offer 30 days or more credit to many of its customers. In the customs brokerage business, normal credit terms are from 7 to 15 days.  In order to avoid cash flow problems and bad debts, the Group attempts to maintain tight credit controls through the use of credit checks, credit limits and periodic account reviews. However, the Group may not be able to avoid periodic cash flow problems or be able to avoid losses in the event customers to whom the Group has extended credit either delay their payments or fail to pay their invoices after the Group has completed shipment of their goods, cleared the goods through customs or performed other services on their behalf.

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted.  Concentration of credit risk (whether on or off balance sheet) arises from the Group’s major customers, but the management, in its opinion, consider that the risk of recoverability of the unreserved receivables is minimal.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

19.	OPERATING RISKS (CONTINUED)

b)	Concentration of suppliers

The Group obtained services from a number of suppliers, and is required to set forth the details of individual suppliers accounting for more than 10% of the Group’s costs.  Details of individual suppliers accounting for more than 10% of the Group’s costs appear in Note 20(b).

As of December 31, 2008 and 2007, no supplier accounted for more than 10% of the Group’s trade payables.

c)	Geographical concentrations

The Group's customers ship freight to and from many countries including Australia, China, the UK, the US and several European countries. It is possible that in the near term, customers in these geographical areas could experience disruptions in their operations, as a result of events such as changes in the economy or political events.  As a result, there is a possibility that such events may have a severe impact on the Group’s revenues and receivables derived from activities in these and other countries.  Approximate percentages of revenues and receivables in the respective geographic areas are as follows:

	Year ended December 31,
	2008	2007
	%	%
Revenues
Americas	45	38
Asia and others	21	27
Australia	25	27
Europe	9	8

	100	100

	At December 31,
	2008	2007
	%	%

Trade Receivables
Americas	34	41
Asia and others	15	13
Australia	37	31
Europe	14	15

	100	100

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

20.	MAJOR CUSTOMERS AND SUPPLIERS

(a)	There are no individual customers that account for more than 10% of the Group's revenues.

(b)	Details of individual suppliers accounting for more than 10% of the Group's cost of forwarding are as follows:

	Year ended December 31,
	2008	2007
	%	%
Major suppliers
P	-	13

21.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

During 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

(Dollars in thousands except share data and per share amounts)

22.	SEGMENTS OF THE BUSINESS

Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding (ii) sea forwarding and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the years ended December 31, 2008 and 2007

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	36,296	34,110	111,408	96,480	66,342	45,712	214,046	176,302
Costs of forwarding/customs	(30,612)	(28,615)	(94,246)	(81,802)	(61,819)	(41,856)	(186,677)	(152,273)
Depreciation	(59)	(76)	(264)	(247)	(82)	(59)	(405)	(382)
Interest income	1	29	6	26	1	4	8	59
Interest expense	(75)	(93)	(339)	(342)	(169)	(141)	(583)	(576)
Other segment income	62	40	159	81	44	47	265	168
Other segment expenses	(4,478)	(4,464)	(14,905)	(12,256)	(4,460)	(3,255)	(23,843)	(19,975)
Taxation	(142)	(170)	(389)	(480)	(68)	(98)	(599)	(748)

Segment income	993	761	1,430	1,460	(211)	354	2,212	2,575
Unallocated parent company expenses							(1,719)	(1,460)

Net income							493	1,115

Property, plant and equipment – additions	56	77	143	255	80	127	279	459

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2008 and 2007

22.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	As of December 31, 2008 and 2007

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At December 31,		At December 31,		At December 31,		At December 31,
	2008	2007	2008	2007	2008	2007	2008	2007
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	4,965	6,765	10,530	15,472	5,240	4,997	20,735	27,234

Unallocated assets							13,343	14,839

Total assets							34,078	42,073