Form 10-Q
period 2009-03-31
WLG INC
filed 2009-05-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes        ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐    Yes       ☒  No

On May 12, 2009, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2008.  WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		Three months ended March 31,
		2009	2008
		US$	US$
	Note	(unaudited)	(unaudited)
Revenues:
Freight		14,947	32,264
Other services		16,116	21,838

Total revenues		31,063	54,102

Operating expenses
Cost of forwarding/customs		(26,559)	(47,365)
Selling and administrative		(5,352)	(6,051)
Depreciation and amortization		(243)	(318)

Total operating expenses		(32,154)	(53,734)

(Loss) Income from operations		(1,091)	368

Other income (expense)
Interest income		1	15
Interest expense		(160)	(244)
Other income (expense), net		71	(52)

(Loss) Income before income taxes		(1,179)	87

Income tax benefit (provision)		136	(81)

Net (loss) income		(1,043)	6

Dividends on preferred stock		(23)	(22)

Loss applicable to common stock		(1,066)	(16)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment		(56)	73

Total comprehensive (loss) income		(1,122)	57

Net loss per share:

Basic loss per share	2	(0.03)	(0.00)

Diluted loss per share	2	(0.03)	(0.00)

Weighted average common shares outstanding
Basic		31,400,094	31,400,094

Diluted		31,400,094	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008

(Dollars in thousands except share data and per share amounts)

		At March 31, 2009	At December 31, 2008
	Note	US$	US$
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		2,292	2,402
Restricted cash		601	713
Trade receivables, net of allowance (2009-$612; 2008-$499)		11,199	15,246
Deposits, prepayments and other current assets		899	903
Prepaid tax		49	50

Total current assets		15,040	19,314

Property, plant and equipment, net		1,083	1,115
Deposits and other non-current assets		142	142
Deferred tax assets		375	248
Intangible assets, net		3,771	3,931
Goodwill		9,328	9,328

Total assets		29,739	34,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	3	461	466
Trade payables		6,372	8,092
Other accrued liabilities		2,700	2,702
Bank loans - maturing within one year	3	2,712	3,896
Current portion of capital lease obligations		73	72
Due to directors	5	840	990
Income tax payable		51	183

Total current liabilities		13,209	16,401

Non-current liabilities
Non-current portion of capital lease obligations		72	91
Other non-current liabilities		207	216

		279	307

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value $1,700)	6	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008

(Dollars in thousands except share data and per share amounts)

		At March 31, 2009	At December 31 2008
	Note	US$	US$
		(unaudited)
Stockholders’ equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)		2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2008: 31,400,094) shares issued and outstanding		31	31
Additional paid-in capital		12,773	12,770
Statutory reserve	7	124	124
Accumulated other comprehensive loss
- Foreign currency translation adjustments		(279)	(223)
Retained earnings		1,900	2,966

Total stockholders’ equity		14,551	15,670

Total liabilities and stockholders’ equity		29,739	34,078

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

	Three months ended March 31,
	2009	2008
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	(1,043)	6

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	83	101
Amortization	160	217
Allowance for bad debts	174	67
Other non-cash items	3	2

Changes in working capital:
Trade receivables	3,866	1,024
Deposits, prepayments and other current assets	4	(26)
Trade payables	(1,720)	325
Other accrued liabilities	49	(29)
Due to directors	(210)	(61)
Income tax payable	(258)	(35)

Net cash provided by operating activities	1,108	1,591

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(100)	(125)

Net cash used in investing activities	(100)	(125)

Cash flows from financing activities:
Restricted cash	112	123
Bank overdrafts	(5)	148
Net decrease in short-term bank loans	(1,184)	(1,587)
Loans from directors	-	625
Capital lease obligations paid	(18)	(38)
Dividends paid on preferred stock	(23)	(22)

Net cash used in financing activities	(1,118)	(751)

Net (decrease) increase in cash and cash equivalents	(110)	715
Cash and cash equivalents at beginning of period	2,402	1,631

Cash and cash equivalents at end of period	2,292	2,346

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of March 31, 2009

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON also had an office in Detroit, Michigan. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON consisted of a $1,000 cash payment and a professional fee of $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

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
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of March 31, 2009, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009, and results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, have been made.  The results of operations for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE

Loss per share was computed as follows:

	Three months ended March 31, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,043)
Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Net loss applicable to common stockholders	(1,066)	31,400,094	(0.03)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Net loss applicable to common stockholders	(1,066)	31,400,094	(0.03)

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Three months ended March 31, 2008
	Income (Loss)	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	6

Dividends on Series A convertible redeemable preferred stock	(22)	2,000,000	0.01

Basic loss per share
Net loss applicable to common stockholders	(16)	31,400,094	0.00

Effect of dilutive securities
Employee stock options(Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss applicable to common stockholders	(16)	31,400,094	0.00

#:
For the three months ended March 31, 2009, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 395,000 outstanding options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock. For the three months ended March 31, 2008, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options. Under an agreement with the sellers of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets are achieved.  None of the earnings targets were achieved as of March 31, 2009 and 2008.  The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At March 31, 2009	At December 31, 2008
	US$	US$
	(Unaudited)
Facilities granted
- bank guarantees	1,065	1,074
- overdraft facilities	461	466
- revolving credit lines	5,732	7,261
- foreign exchange facilities	171	173
- lease facilities	171	173

Total bank facilities	7,600	9,147

The terms of the revolving loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $545 will expire within one year from March 31, 2009, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $94 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $426 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The revolving loan facilities mature on various dates as follows: (i) a revolving credit facility of $3,000 on September 30, 2009 and (ii) a revolving credit facility of $2,732 is an on-going facility that is subject to review in 2009, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The revolving credit facilities of $5,732 are secured as follows: (i) $3,000 is secured by all assets of WCS, WLG (USA) and MSA, including their accounts receivables as well as a guarantee provided by the Group’s parent company, and (ii) $2,732 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WCS’s revolving credit facility in the face amount of $3,000 requires that WCS comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $1,000, which was reduced to $750 in December 2008.  This facility, which by its terms expired on March 31, 2009, was renewed and shall mature on September 30, 2009.  No amounts were charged by the bank or any third parties in connection with the renewal of this revolving credit facility.  Other than the following amendments, the terms of the renewed facility are substantially the same as those of the existing facility that expired on March 31, 2009:

•	Maximum amount of the credit line was reduced to $3,000 from $4,500.

•	Interest rate was increased to 2% over the prime rate of the bank from the previous interest rate which was the bank’s prime rate.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Of the total bank guarantees of $1,065, one in the amount of $545 is collateralized by cash.   Another bank guarantee of $94 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.  The remaining bank guarantee of $426 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $461 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $171, which at March 31, 2009, had not been utilized. Asean has a leasing facility of $171, with $1 outstanding as of March 31, 2009, and which is secured by the assets under lease.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of March 31, 2009, the leasing facility carried an interest rate of 7.68% per annum.  As of March 31, 2009 and December 31, 2008, the weighted average interest rates of the Group’s short-term bank borrowings were 6.84% and 7.27% per annum, respectively.

	At March 31, 2009	At December 31, 2008
	US$	US$
	(Unaudited)
Utilized
Committed lines
- bank guarantees	1,065	1,074
- overdraft facilities	461	466
- revolving credit lines	2,712	3,896
- lease facilities	1	2

Total bank facilities utilized	4,239	5,438

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases
The Group rents office space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes the approximate future, minimum lease payments for operating leases in effect as of March 31, 2009 and December 31, 2008:

	At March 31, 2009	At December 31, 2008
	US$	US$
	(unaudited)

Within one year	1,386	1,365
Over one year but not exceeding two years	899	966
Over two years but not exceeding three years	544	567
Over three years but not exceeding four years	285	351
Over four years but not exceeding five years	285	290
Over five years	1,091	1,184

Total operating lease commitments	4,490	4,723

The Group has obligations under various operating lease agreements ranging from three months to nine years.  Rent expense under operating leases for the three months ended March 31, 2009 and 2008, was $402 and $472 respectively.

Cargo space commitments
The Group in the course of its business enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year.  As of March 31, 2009 and December 31, 2008, the obligation for the minimum amount of such cargo space to be utilized in the coming 12 months is $1,790 and $2,420, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business.  In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of March 31, 2009 and December 31, 2008, and subject to the legal proceeding as described below, the aggregate, outstanding amount of claims was approximately $40 and $40, respectively.  The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

In the first quarter of 2008, three parties filed legal actions against the Group totaling about $150. These claims are covered by insurance, except for amounts equal to or less than the deductible payment required under these policies, which total about $23, and for which a provision was made in 2008.  As of March 31, 2009, all claims from these three parties had been settled, and the Group paid $23 as its share of the settlements.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims (Continued)

In addition to the foregoing and during the three months ended March 31, 2009, the Group was notified by several parties that they would file claims against the Group, unless payment is made to them for certain cargoes that were allegedly released by the Company without proper documentation and for which no payments were made by the purchaser of the goods.  Pending a final outcome of these potential claims, the Company has reserved about $305 for these potential claims, which it believes is a reasonable estimate of the financial exposure for them.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. The Group intends to vigorously defend each of the foregoing actions. WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any material liability being assigned to WCS is minimal, but subject to the normal risks of litigation. Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At March 31, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Due to directors (Notes)

CW	653	615
DK	187	375

	840	990

Notes:
(i)
Amounts due to directors are unsecured and interest-free, except for the director loans of $600 (see note (ii) below) and $187 due to CW and DK, respectively, which were used as part of the consideration to acquire the membership interests of WCS, repayment of certain bank loans and working capital.  The directors’ loans carry an interest rate of 12% per annum. As of March 31, 2009, the director loan of $187 is to be repaid by 3 equal installments and the director loan of $600 is to be repaid by 12 equal installments which were to begin on January 31, 2009.  The remaining balance of $53 has no fixed repayment term.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group.  The Note bears interest at the rate of 12% per annum and is repayable in twelve monthly installments of $50 each, with the first installment due on January 31, 2009.  CW has agreed that payments due under this note may be deferred on a month to month basis, and no principal payments had been made to CW as of March 31, 2009.  The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/or (iv) the termination of CW’s employment.

Additional details of transactions
	Three months ended March 31,
	2009	2008
	US$	US$
	(unaudited)	(unaudited)
Rental paid/payable
JWP	27	27

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the three months ended March 31, 2009 and 2008, with directors / stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2009	615	375	990
Reclassified from accrued liabilities	60	-	60
Interest accrued	69	9	78
Interest paid	(69)	(9)	(78)
Repayment of loan	-	(188)	(188)
Repayment of advances	(22)	-	(22)

At March 31, 2009	653	187	840

	CW	DK	Total
	US$	US$	US$

At January 1, 2008	960	750	1,710
Loans from directors	625	-	625
Interest accrued	23	23	46
Interest paid	(23)	(23)	(46)
Expenses paid	(61)	-	(61)

At March 31, 2008	1,524	750	2,274

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW.

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)

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

For the three months ended March 31, 2009, dividends of $51 on the Series B Preferred Stock were included in interest expense.

7.           STATUTORY RESERVE

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

Minimum annual transfers to statutory reserves shall be at least 10% of a WOFIE’s after tax profit and shall be determined in accordance with the PRC accounting rules and regulations.  Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital.  The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital.  No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC subsidiary.

During the three months ended March 31, 2009 and 2008, no after tax profit has been appropriated to the general reserve, as the transfers shall be made at the end of 2009 and 2008.

8.           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2009	2008
	US$	US$
	(unaudited)	(unaudited)
Cash paid for:
Interest expense	160	244
Income taxes	122	116

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

9.           SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”).  The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to its officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates.  The Plan is administered by the board, provided, that the board may appoint a committee to administer the Plan.  At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006.  Based on shares outstanding as of January 1, 2009, the number of shares reserved under the Plan is 6,280,019.

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

Effective December 1, 2008, the board approved and awarded stock options to an employee for the purchase of 150,000 shares of Company’s common stock. The vesting period for December 2008 options is 2 years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004).  Under SFAS No. 123(R), the compensation expense related to the fair value of stock options charged to the unaudited consolidated statement of operations for the three months ended March 31, 2009 and 2008, was $3 and $2, respectively.  As of March 31, 2009 and December 31, 2008, the compensation expense related to non-vested options totaled $17 and $20 and was expected to be recognized over 21 months and 24 months, respectively.  The total intrinsic value of the options outstanding and options exercisable as of March 31, 2009 and December 31, 2008 was nil.  No tax benefit was recognized for the stock option expense recorded for the three months ended March 31, 2009 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

9.           SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility(Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and to a comparison of the volatility of the share prices of peer companies.

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at March 31, 2009	395,000	0.92	7.82

Exercisable at March 31, 2009	223,333	1.11	6.52

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended March 31, 2009 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	4,532	9,492	14,476	29,061	12,055	15,549	31,063	54,102
Cost of forwarding/customs	(3,559)	(7,973)	(11,633)	(25,068)	(11,367)	(14,324)	(26,559)	(47,365)
Depreciation	(12)	(16)	(52)	(63)	(19)	(22)	(83)	(101)
Interest income	-	5	-	7	-	3	-	15
Interest expense	(14)	(29)	(42)	(115)	(26)	(55)	(82)	(199)
Other segment income	13	(5)	60	(38)	(2)	(9)	71	(52)
Other segment expenses	(919)	(1,199)	(3,113)	(3,521)	(962)	(1,186)	(4,994)	(5,906)
Taxation	36	(27)	51	(63)	49	(4)	136	(94)

Segment income (loss)	77	248	(253)	200	(272)	(48)	(448)	400

Unallocated parent company expenses							(595)	(394)

Net (loss) income							(1,043)	6

Property, plant and equipment – additions	29	26	60	58	11	42	100	126

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(a)	Business segments (continued)

(ii)	As of March 31, 2009 and December 31, 2008

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At March 31, 2009	At December 31, 2008	At March 31, 2009	At December 31, 2008	At March 31, 2009	At December 31, 2008	At March 31, 2009	At December 31, 2008
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	4,080	4,965	8,487	10,530	4,068	5,240	16,635	20,735

Unallocated assets							13,104	13,343

Total assets							29,739	34,078

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2009 and 2008, analyzed by geographical locations:

	Three months ended March 31,
	2009	2008
	%	%
	(unaudited)	(unaudited)

Revenues
America	38	47
Asia and others	21	22
Australia	31	24
Europe	10	7

	100	100

(c)
The Group made no sales during the three months ended March 31, 2009 and 2008, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2009 and 2008

11.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until 2009. The Group is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of goodwill and intangible assets impairment testing. The Group adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS No. 157-2 does not have a material impact on the Group’s results of operations, financial position, and cash flows.

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

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No.07-5 does not have a material impact on the Group’s results of operations or financial position.

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

WLG's business is conducted by its operating subsidiaries, which, as of March 31, 2009, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”),  Asean Cargo Services Pty Limited (“Asean”),  WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc.  In January 2004, we changed the Group’s name to Wako Logistics Group, Inc., and, in December 2007, we changed its name to WLG Inc.  Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share.  On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock.  Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

WEHK was incorporated in Hong Kong on September 4, 1982, and carries on the business of handling sea freight shipments, both export and import, for its customers between Hong Kong and the rest of the world, with a  concentration, historically, on the Asian-Australian trade lanes, and, more recently, on the trade lanes running from Asia to the US and Europe.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company.  Kay O'Neill operated a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere.  At the time of the acquisition, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois.  As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA).  In June of 2005, WLG (USA) opened an office in Taylor, Michigan, and, at the beginning of 2006, it registered to do business in Texas to provide services for contract logistics projects.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country.  Historically, the business of the MSA Group had been more focused on its customs brokerage practice rather than on its freight forwarding operations.  Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.  As of the end of 2008, all of the activities of Sea Systems had been assumed by MSA.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash.  WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976.  Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services.  It serves a wide range of customers that primarily import products by sea from Asia, with a heavy emphasis on shipments from China.  In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and two offices in California located in Los Angeles and San Francisco.  Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks, no other business activities are carried on by the parent company, WLG Inc.

Overview

We are a global, non-asset based freight forwarder providing supply chain logistics services, including freight forwarding, customs brokerage and Value Added Services (“VAS”) to our customers.  We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads.  Instead, we contract with companies that own and operate commercial transportation assets of all types as a means of providing both regional and international freight forwarding services to our customers.

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

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and warehousing of goods.  We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and in which we maintain agency relationships.  For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require access to sophisticated logistical networks in many countries, which we have established over the last 25 years.

Freight Forwarding and Value Added Services

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates for transportation services that are lower than the rates our customers could negotiate directly with transportation providers.  Often, the shipping rates we negotiate may reflect the volumes of freight that we arrange to have shipped.  As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, may benefit by increasing our revenues and operating profits.

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

In order to ensure that we are able to maintain an “inventory” of cargo space on air carriers, we frequently commit to use a minimum amount of space with certain airlines prior to receiving orders from our customers.  To the extent we do not use such space, we incur a liability to the airlines.  In the normal course of our business, we seek to minimize the risk of loss from these minimum volume contracts with airlines by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill. However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

We also have contracts with ocean shipping lines pursuant to which the shipping lines undertake to provide us a certain amount of container space at agreed rates.  Under the normal operating practices of this industry, ocean lines often do not charge freight forwarders for space they are unable to utilize.  However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the allocated space under a particular contract or sell it to another freight forwarder.

As part of our freight forwarding business, we often provide VAS services to our customers.  The provision of VAS is becoming a necessary and important part of our business and may cover a wide range of supply chain services.  As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels.  At the carton level, each carton remains unopened, which makes this a simpler service.  At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets.  Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location.  We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country.  In addition, performing these services for a customer at the point of shipment in the country of manufacture may provide a more efficient and less costly means to store and distribute its products.  Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis.  Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach, California and Schaumburg, Illinois.  In each location, we acquired an existing business.  Customs brokerage services are performed both for freight and brokerage customers as well as for brokerage only customers.  While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide.  In general, customs brokerage services include preparing all documentation required for the clearance of goods through customs and the collection of funds for the payment of import duties to the appropriate governmental agencies.  In addition, as part of our customs work, we will often provide ancillary services which could include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

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

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS operations.  However, operating a brokerage practice gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

Generally, billings for customs brokerage services are based on the number of freight clearances we perform for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments.  The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area.  Personnel costs are the largest expense for this segment of our business. Moreover, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what our personnel needs are for this service to our customers.

Global Agency Network

WLG maintains a wide network of independent cargo agents in many cities around the world.  All of our arrangements with these agents are on a non-exclusive basis.  And under these arrangements, none of the agents are authorized to make commitments or to execute any contracts on our behalf.  In most cases, the fees earned for transporting a shipment from the point of origin to the point of destination are shared 50:50 with our overseas agents.  In some cases, billings to and from out agents may include additional charges for specific services.

We work with over 300 overseas agents worldwide, many of whom that have offices in strategic cities in Europe, North and South America, Africa and the Middle East.  As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we may be able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices.  Given the importance of overseas cargo agents to our business, we believe it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships.  Our mutual goal is to provide and receive increased business through our network of cargo agents. Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.  However, because we normally have to split the revenue with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handled both the import and export sides of a shipping transaction.  In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008.

Results of Operations

Our revenues for the first quarter of 2009 were adversely affected by the economic downturn that began in 2008 and which has continued into 2009.  Not only did we book less business in the first quarter of 2009 than we did in the same period of 2008, but we also found that shipping rates worldwide fell by significant amounts.  Both of these factors resulted in a decline in our revenues.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos shipped by our customers did have a material effect on profitability.

Total revenues for the three months ended March 31, 2009, decreased by about $23.04 million, or 43%, compared with the same period in 2008, from approximately $54.10 million to $31.06 million.  Our Hong Kong operations reported decreased revenues of $3.80 million.  Revenues from our China offices fell by $1.81 million.  Our US operations reported a combined decrease in revenues of $13.53 million.  Of this total decrease, about $1.24 million is from WLG (USA), $1.31 million is from MSA and $10.98 million is from WCS.  Lastly, Asean’s revenues declined by $3.21 million, and WLG (UK)’s revenues fell by $0.69 million.

Gross profit decreased from $6.74 million for the three months ended March 31, 2008, to $4.50 million for the same period in 2009, for a decrease of $2.24 million, primarily due to a decline in the volume of freight shipped by our customers.

The Group's gross margin increased from 12.5% for the three months ended March 31, 2008, to 14.5% for the same period in 2009.  The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various airlines and shipping lines and lower rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to the customer, result in lower gross revenues, but leave us in many cases with the ability to bill the same amount for our services, regardless of the rates charged by shipping lines and air carriers.

Total operating expenses decreased to about $5.60 million for the three months ended March 31, 2009, as compared to approximately $6.37 million incurred for the same period in 2008, for a decrease of $0.77 million.  In light of reduced revenues, we did take steps  to reduce our overhead costs, including freezing salaries and making headcount reductions throughout the Group.  For the three months ended March 31, 2009, salaries and related personnel costs decreased by about $0.34 million, or 8%, from $4.09 million to $3.75 million.  Other selling and administrative costs decreased by approximately 18% from $1.96 million to $1.61 million, which, when combined with the decrease in personnel costs, resulted in a total reduction of approximately $0.69 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expenses decreased from $0.32 million to $0.24 million, or about 25%.  Most of this decrease relates to amortization expense of intangible assets.  There was no amortization for MSA for the three months ended March 31, 2009, because the cost basis of MSA’s intangible assets was written down to zero.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK), decreased because of an extension in the useful life of their intangible assets.  See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $1.04 million for the three months ended March 31, 2009, compared to net income of $6,000 for the same period in 2008.  Hong Kong and China’s operations reported a combined net income of $0.34 million for the three months ended March 31, 2009, compared with net income of $0.51 million for the same period in 2008, for a decrease of approximately $0.17 million.  The net loss of our US operations increased from $5,000 for the three months ended March 31, 2008, to $0.49 million for the same period in 2009.  WLG (USA), MSA and WCS reported net income of $0.11 million, net loss of $77,000 and net loss of $0.52 million, respectively for the three months ended March 31, 2009, compared to net loss of $52,000, net income of $44,000 and net income of $3,000, respectively, for the same period in 2008.  Asean reported a net loss of $0.33 million for the three months ended March 31, 2009, compared to net income of $74,000 for the same period in 2008.  Asean’s net loss is mainly due to provisions for doubtful debts of approximately $0.1 million and $0.31 million for certain cargo claims related to one of its customers that filed for bankruptcy late in the first quarter of 2009.  WLG (UK) reported a net income of $42,000 in this period, compared to a net loss of $0.18 million for the first quarter of 2008.  The parent company’s loss increased by about $0.20 million for the three months ended March 31, 2009, compared to the same period last year.  In 2008, all costs for two officers were charged to operations.  In 2009, because of a realignment of responsibilities, the salaries of these two officers, which totaled about $0.17 million, were charged to Group overhead.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $9.49 million for the three months ended March 31, 2008, to about $4.53 million for the same period in 2009, for a decrease of $4.96 million.  Most of the decrease is attributable to our China and Hong Kong operations, which experienced a decline in revenues of $2.33 million and $1.38 million, respectively.  Revenues fell because of a lack of demand for products and a reluctance of customers to incur the higher per unit costs to ship their goods by air.  All of the remaining subsidiaries  reported a decrease in their air freight revenues, representing a total decrease of about $1.25 million.

Cost of sales for our air freight operations decreased from $7.97 million for the three months ended March 31, 2008, to $3.56 million for the same period in 2009, mainly as a result of a decline in the volumes of cargo shipped.

The Group’s gross profit margin for its air freight business increased from 16.0% for the three months ended March 31, 2008, to 21.5% for the same period in 2009.  Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines for the three months ended March 31, 2009, compared to the same period in 2008.

Segment overhead for our air freight operations decreased by approximately $0.37 million, from $1.27 million for the three months ended March 31, 2008, to $0.90 million for the same period in 2009.

Net segment income for our air freight operations is approximately $77,000 for the three months ended March 31, 2009, compared to net income of $0.25 million for the same period in 2008, for a decrease of $0.17 million.  Our Hong Kong and China air freight operations reported net incomes of approximately $101,000 and $26,000 for the three months ended March 31, 2009, respectively, compared to net incomes of approximately $183,000 and $58,000, respectively, for the same period in 2008, for a combined decrease of $114,000.  In addition, Asean and WCS reported net losses of $32,000 and $26,000, respectively, compared to net incomes of $22,000 and $1,000, respectively, for the same period in 2008.  WLG (USA) posted a net income of $12,000 for the three months ended March 31, 2009, compared to a net loss of $13,000 for the same period in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $29.06 million in the first quarter of 2008 to $14.48 million for the same period in 2009, for a decrease of $14.58 million.  All of our operating subsidiaries reported declines in their sea freight revenues.  For the three months ended March 31, 2009, WEHK, WE China, WLG (USA), MSA, WCS, Asean and WLG (UK) reported revenues of $1.53 million, $1.87 million, $0.94 million, $1.27 million, $5.31 million, $2.36 million and $1.20 million, respectively, compared to $3.01 million, $2.30 million, $2.07 million, $2.43 million, $13.18 million, $4.64 million and $1.43 million, respectively, for the same period in 2008.  In all cases, the decline in revenues suffered by our operating companies resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $25.07 million for the three months ended March 31, 2008, to $11.63 million for the same period in 2009, as a result of the decreases in cargo shipped and shipping rates.

The Group’s gross profit margin increased from approximately 13.7% for the three months ended March 31, 2008, to 19.6% for the same period in 2009.  Gross margins tend to rise in periods of falling shipping rates because we earn about the same amount per shipment, but incur lower, direct shipping costs, which we recharge to our customers.

Total segment overhead attributable to our sea freight business decreased by $0.70 million, or 18%, from approximately $3.79 million for the three months ended March 31, 2008, to $3.09 million for the same period in 2009.  Most of this reduction is due to decreases in legal and professional fees, travel and entertainment expenses and personnel costs, which included the reallocation of certain payroll costs from this segment to the parent company.

Net segment loss for our sea freight operations is approximately $0.25 million for the three months ended March 31, 2009, compared to net income of $0.20 million for the same period in 2008.  Both WEHK and WE China reported net incomes of $173,000 and $98,000, respectively, for the three months ended March 31, 2008, which compares to $154,000 and $57,000 for the same period in 2009.  MSA and WCS reported a net loss of $71,000 and $0.32 million, respectively, for the three months ended March 31, 2009, compared to net incomes of $40,000 and $2,000 for the same period in 2008.  WLG (USA) and WLG (UK) reported net incomes of $94,000 and $97,000, respectively, for the three months ended March 31, 2009, compared to net losses of $39,000 and $96,000 for the same period in 2008.  In addition, Asean posted a $0.26 million net loss for the three months ended March 31, 2009, compared to net income of $22,000 for the same period in 2008.  Asean’s loss is mainly due to a provision of approximately $0.3 million it made to reserve for potential claims relating to the shipments of cargo for a customer that became bankrupt in the first quarter of 2009.

Customs brokerage services: Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the three months ended March 31, 2009, revenues from customs brokerage services totaled approximately $12.06 million, compared to $15.55 million for the same period in 2008, for a decrease of about $3.49 million.  Some of the decline in revenues is due to the US companies paying less duty on behalf of their customers and assisting them to use certain procedures that allow direct payment to the government on credit terms.  Direct and administrative costs for this segment totaled about $12.33 million, producing a net loss of $0.27 million for the three months ended March 31, 2009, compared to a net loss of $48,000 for the same period in 2008.  Most of the loss is attributable to Asean and WCS, which reported net losses of $41,000 and $174,000, respectively, for the three months ended March 31, 2009, compared to net incomes of $30,000 and $1,000 for the same period in 2008.  MSA’s net loss in this segment is approximately $5,000, which compares to a net income of about $4,000 for the three months ended March 31, 2008.  WLG (UK) reduced its net loss by $32,000, from $83,000 for the three months ended March 31, 2008, to a net loss of $51,000 for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.34 million, or 8%, from $4.09 million for the three months ended March 31, 2008, to $3.75 million for the same period in 2009.  Salary expense decreased mainly due to reductions in staff in our Hong Kong, US and UK operations.

Rent

Rent expense for our facilities decreased by 9% from $0.47 million for the three months ended March 31, 2008, to $0.43 million for the same period in 2009, for an overall decrease of $0.04 million.  Rent expense of WLG (USA) decreased by $15,000 because the lease for WLG (USA)’s Chicago office expired at the end of September 2008, and was not renewed.    Shortly after the acquisition of WCS, all of WLG (USA)’s operations were  moved to WCS’s Chicago office.  In addition, Asean and WLG (UK) reported a decrease in rental expense of $20,000 and $26,000, respectively, because of a weakening in their local currencies, and because WLG (UK) paid duplicate rent in the first quarter of 2008 when it moved to its new office and warehouse facilities.  WE China’s rent expense increased by $18,000 following its move to a larger warehouse facility at the beginning of 2009.

Other selling and administrative expenses

Other SG&A expense for the three months ended March 31, 2009, totaled about $1.18 million, compared to $1.50 million for the same period in 2008, for a decrease of $0.32 million.  This decline is attributable to cost control measures taken by the Group in 2008.  Late in 2008, we took steps to reduce and/or limit our general overhead costs and these steps included reviewing all expenses and then cutting back on many expenses, including overseas traveling, entertainment, and legal and professional fees.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $83,000 for the three months ended March 31, 2009, compared to $101,000 for the same period in 2008, for a decrease of $18,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10-years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  It is the Group's policy to periodically review the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits from the intangible assets.  This review as of December 31, 2008, indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) are 4 years and 5 years, respectively.  Due to this review,  the remaining useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009.  For the three months ended March 31, 2009, amortization expense totaled $0.16 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.  Amortization expense for the three months ended March 31, 2008 was $0.22 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $42,000, $22,000 and $79,000, respectively.

Interest Expense

Interest expense declined from $0.24 million for the three months ended March 31, 2008, to $0.16 million for this same period in 2009, for a decrease of $0.08 million.  WLG (USA) incurred no interest expense for the three months ended March 31, 2009, compared to interest expense of $23,000 for the same period in 2008, due to the repayment in full in 2008 of its bank debt.  Asean and WCS’s interest expense fell by $35,000 and $57,000, respectively, mainly as a result of a decrease in their bank borrowings.  In addition, the Group incurred interest expense of about $69,000 for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under GAAP rules, the dividends on the Series B Preferred Stock are reported as interest expense.  Interest expense of $9,000 relates to a loan from another director, which as of March 31, 2009, had an outstanding balance of $0.19 million.  All director loans and the Series B Preferred Stock carry an interest rate of 12% per annum.

Other income/ expense

Other income for the three months ended March 31, 2009, totaled $71,000, compared to other expense of $52,000 for the same period in 2008, for an improvement of $0.12 million.  The change from year to year is primarily due to foreign exchange losses during the first quarter of 2008, and to miscellaneous items of other income in the first quarter of 2009 and to the elimination of almost all foreign exchange losses.

Provision for Income Taxes

For the three months ended March 31, 2009, the Group recorded a net tax benefit of $136,000, compared to a provision for income taxes of $81,000 for the same period last year.  Asean incurred an operating loss of $0.62 million for the three months ended March 31, 2009, and recorded a tax benefit of $0.19, at the rate 30%, which is the statutory rate of tax applicable to Asean’s income.  Income tax of $40,000 was provided on the net income of $0.25 million attributable to our Hong Kong operations, for an effective tax rate of 16.5%.  The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.83 million.  No tax benefit was recorded for the US losses. State income taxes of about $11,000 were provided for our US operations.  After giving effect to all losses and to amortization and other expenses for which no income tax deduction is allowed, the Group recorded a net tax benefit of $136,000 on its pre-tax loss of $1.18 million.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2009, our operations provided cash of approximately $1.10 million, compared with cash of $1.59 million provided by operations for the same period in 2008.  For the three months ended March 31, 2009, cash was provided by the following sources: amortization and depreciation expense of $0.24 million; provision for bad debts of $0.17 million; other non-cash items of $3,000;  decreases in trade receivables of $3.87 million; a decrease in deposits and prepayments of $4,000 and a increase in other accrued liabilities of $49,000.  Major components that used cash for operations for the three months ended March 31, 2009, include: net loss of $1.04 million; decreases in trade payables of $1.72 million; repayment of $0.21 million for director’s loans and a decrease in income tax payable of $0.26 million.

Net cash used for financing activities totaled about $1.12 million for the three months ended March 31, 2009, compared to net cash of about $0.75 million used by financing activities for the same period in 2008.  Cash used by financing activities for the three months ended March 31, 2008, included repayment of bank debt of $1.59 million; repayment of capital leases of $38,000 and cash dividends of $22,500 paid on preferred stock; while cash provided by financing activities for this period included loans from a director of $0.63 million; a decrease in restricted cash of $0.12 million and an increase in the bank overdraft facility of $0.15 million.  Cash used by financing activities for the three months ended March 31, 2009, included repayment of bank loans totaling $1.18 million; repayment of capital lease obligations of $18,000; cash dividends of $22,500 paid on our preferred stock and a decreases in bank overdrafts of $5,000.  Cash provided by financing activities for the three months ended March 31, 2009, included a decrease in restricted cash of $0.11 million.

As of March 31, 2009, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by approximately $0.54 million cash held in restricted bank accounts.  An Australian bank has provided a guarantee of about $0.09 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.43 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the bank.  A parent company guarantee has also been given as support for the rental obligations related to WLG (UK)’s new office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced.  As of March 31, 2009, our obligation under this guarantee was about $0.74 million.

In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan, which was repayable in equal installments over twelve months, was repaid by November 2008.  As of March 31, 2009, WEHK had no bank debt.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from a US bank.  The term loan was to be repaid ratably over 60 months.  Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company.  Under these two loan facilities, WLG (USA) had to maintain certain financial ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter. The term loan of approximately $0.75 million was fully repaid prior to March 31, 2008.  The line of credit had a balance of $0.13 million at the time it was repaid, which was on April 15, 2008.  These loans were repaid from the Group’s working capital and from a loan provided to the Group by a director.

Asean has a revolving loan facility in the face amount of approximately $2.73 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.46 million.  At March 31, 2009, Asean's bank debt under its revolving loan and overdraft facilities was $1.34 million and $0.46 million, respectively, with interest rates of approximately 9.03% for the receivables line and 8.13% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facilities are guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of eligible receivables of all three companies.  As of March 31, 2009, WCS owed approximately $1.37 million under this facility, which carried an interest rate of 4.25% per annum.  This loan facility is secured by all of the assets of WCS, WLG (USA), MSA and by a guarantee from the Group’s parent company.  The maturity date of this  loan facility is September 30, 2009.

In the past few years, we expressed a strong intent to continue executing our business plan, which among other things calls for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  Our long-term strategy to acquire companies offering strong growth opportunities and to pursue aggressive internal growth has not changed.  However due to the global downturn in business that began in 2008, we have delayed any acquisition plans that we might have until there is greater visibility and certainty in the global markets.

Our approximate contractual cash obligations as of March 31, 2009, are set forth in the table below and are expected to equal approximately $0.33 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Long-term debt obligations	$787	$787	$—	—	—
Facilities rental and equipment lease obligations	$4,490	$1,386	$1,443	$570	$1,091
Cargo space commitments	$1,790	$1,790	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$8,767	$3,964	$3,143	$570	$1,091

During the three months ended March 31, 2009 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Part II: Other Information

Item 1: Legal Proceedings:

During the three months ended March 31, 2009, the Group was notified by several manufacturers in China that they intend to file claims against the Group unless payment is made to them for certain cargoes that were allegedly released by the Company without having proper documentation and for which the purchaser of the goods has not made payment.  As of time of filling this Report on Form 10-Q, the Group’s insurance companies have declined to accept responsibility for these potential claims.  Pending a final outcome of this matter, the Company has fully reserved an amount equal to what it believes to be the probable financial exposure for these potential claims, which it estimates to be about $305,000.

Except for the foregoing, during the three months ended March 31, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form10-K for the year ended December 31, 2008.

Item 6. Exhibits.

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: May 14, 2009	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: May 14, 2009	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).