Form 10-K/A
period 2008-12-31
WLG INC
filed 2009-05-27
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes     No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No  ☒

Registrant's revenues for its most recent fiscal year: $214,068,820

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

WLG INC.

FORM 10-K/A

FISCAL YEAR ENDED DECEMBER 31, 2008

Item Number in Form 10-K/A		Page
PART II
8.	Financial Statements and Supplementary Data	F-1
PART III
15.	Exhibits, Financial Statement Schedules	1

EXPLANATORY NOTE

On March 31, 2009, WLG Inc. (the “Company”) filed with the Securities and Exchange Commission its annual report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).  The report of the Company’s independent registered public accounting firm (the “Audit Report”) on page F-1 of the Form 10-K inadvertently did not include the date of the report.  This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) is being filed to include a dated Audit Report.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosures in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and, other than as specifically reflected in this Form 10-K/A, does not reflect events occurring after the filing of the original Form 10-K.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements, including the years ended December 31, 2008, and December 31, 2007, begins on page F-1 of this report.

PART III

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3)  The exhibits listed below are filed as part of this annual report on Form 10-K/A.

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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement (10)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.
(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.
(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: May 27, 2009	By:	/s/ Christopher Wood
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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007 by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement (10)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.
(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.
(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.
(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005
(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.
(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.
(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.
(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.
(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.
(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.
(11)	Filed herewith.

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

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong, March 31, 2009

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