Form 10-Q
period 2009-06-30
WLG INC
filed 2009-08-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

On August 12, 2009, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2008, and in Item 1A of our Report on Form 10-Q for the three months ended March 31, 2009. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		15,105	35,095	30,052	67,359
Other services		14,806	22,505	30,922	44,343

Total revenues		29,911	57,600	60,974	111,702

Operating expenses
Cost of forwarding/ customs		(24,271)	(50,627)	(50,830)	(97,992)
Selling and administrative		(5,658)	(6,036)	(11,010)	(12,087)
Depreciation and amortization		(247)	(321)	(490)	(639)

Total operating expenses		(30,176)	(56,984)	(62,330)	(110,718)

(Loss) Income from operations		(265)	616	(1,356)	984

Other income (expense)
Interest income		-	7	1	22
Interest expense		(142)	(195)	(302)	(439)
Other income (expense), net		76	(26)	147	(78)

(Loss) Income before income taxes		(331)	402	(1,510)	489

Income tax (provision) benefit		(78)	(146)	58	(227)

Net (loss) income		(409)	256	(1,452)	262

Dividends on preferred stock		(22)	(23)	(45)	(45)

(Loss) Income applicable to common stock		(431)	233	(1,497)	217

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		215	7	159	80

Total comprehensive (loss) income		(216)	240	(1,338)	297

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

Net (loss) income per share:

Basic (loss) earnings per share	2	(0.01)	0.01	(0.05)	0.01

Diluted (loss) earnings per share	2	(0.01)	0.01	(0.05)	0.01

Weighted average common shares outstanding
Basic		31,400,094	31,400,094	31,400,094	31,400,094

Diluted		31,400,094	31,400,094	31,400,094	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At June 30, 2009 and December 31, 2008

(Dollars in thousands except share data and per share amounts)

		At June 30, 2009	At December 31, 2008
	Notes	US$	US$
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents		1,459	2,402
Restricted cash		601	713
Trade receivables, net of allowance (2009:$830 ; 2008: $499)		11,836	15,246
Deposits, prepayments and other current assets		1,108	903
Prepaid tax		238	50

Total current assets		15,242	19,314

Property, plant and equipment, net		1,302	1,115
Deposits and other non-current assets		142	142
Deferred tax assets		379	248
Intangible assets, net		3,611	3,931
Goodwill		9,328	9,328

Total assets		30,004	34,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	3	543	466
Trade payables		7,029	8,092
Other accrued liabilities		2,847	2,702
Bank loans - maturing within one year	3	2,509	3,896
Current portion of capital lease obligations		75	72
Due to directors	5	633	990
Income tax payable		67	183

Total current liabilities		13,703	16,401

Non-current liabilities
Non-current portion of capital lease obligations		53	91
Other non-current liabilities		209	216

		262	307

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value, $1,700)	6	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At June 30, 2009 and December 31, 2008

(Dollars in thousands except share data and per share amounts)

		At June 30, 2009	At December 31, 2008
		US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)		2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2008: 31,400,094) shares issued and outstanding		31	31
Additional paid-in capital		12,777	12,770
Statutory reserve	7	124	124
Accumulated other comprehensive loss
- Foreign currency translation adjustments		(64)	(223)
Retained earnings		1,469	2,966

Total stockholders' equity		14,339	15,670

Total liabilities and stockholders' equity		30,004	34,078

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

	Six months ended June 30,
	2009	2008
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	(1,452)	262

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	170	205
Amortization	320	434
Allowance for bad debts	389	99
Other non-cash items	7	5

Changes in working capital:
Trade receivables	3,141	818
Deposits, prepayments and other current assets	(205)	(67)
Trade payables	(1,063)	415
Other accrued liabilities	198	(165)
Due to directors	(42)	(205)
Income tax payable	(435)	(92)

Net cash provided by operating activities	1,028	1,709

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(318)	(165)

Net cash used in investing activities	(318)	(165)

Cash flows from financing activities:
Restricted cash	112	(63)
Bank overdraft	77	177
Net decrease in short term bank loans	(1,387)	(2,032)
Capital lease obligations paid	(35)	(62)
Loans (repaid) from directors	(375)	1,637
Dividend paid on preferred stock	(45)	(45)

Net cash used in financing activities	(1,653)	(388)

Net (decrease) increase in cash and cash equivalents	(943)	1,156
Cash and cash equivalents at beginning of period	2,402	1,631

Cash and cash equivalents at end of period	1,459	2,787

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

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

The transfer of Mr. Wood’s common stock in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests, and the consolidated financial statements of the Group have been presented as if the Operating Subsidiaries had been owned by WLG since the earliest date covered by these financial statements.

WEHK was incorporated in Hong Kong on June 4, 1982.  Since its inception, WEHK’s principal activity has been the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989, and since that date, WAE’s principal activity has been the provision of air freight forwarding services.

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of June 30, 2009.

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
Three and six months ended June 30, 2009 and 2008

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

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers, which shipped products primarily between Asia and the United States.  As of June 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).

On November 9, 2005, WLG (Australia) Pty Ltd. (“WLG (Aust)”), a wholly-owned Australian subsidiary of WLG, completed the acquisition of all the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”) in exchange for 3.5 million restricted shares of WLG’s common stock.  An additional 1.3 million shares of WLG’s restricted common stock were issued to the sellers of Asean in 2007 in recognition of Asean achieving certain financial goals during the fifteen-month period ended December 31, 2006.

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

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly-owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA.  MSA mainly serves customers that ship products from Asia to the US.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC (“WCS”).  WCS is based in Schaumburg, Illinois, and also has offices in New York, Los Angeles and San Francisco.  It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of June 30, 2009, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been prepared by the Company without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited, consolidated financial statements and notes thereto for the year ended December 31, 2008.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, have been made.  The results of operations for the three and six months ended June 30, 2009 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE

(Loss) earnings per share were computed as follows:

	Three months ended June 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(409)

Less dividends on Series A convertible redeemable preferred stock	22	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(431)	31,400,094	(0.01)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss applicable to common stockholders	(431)	31,400,094	(0.01)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Six months ended June 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,452)

Less dividends on Series A convertible redeemable preferred stock	45	2,000,000	0.02

Basic loss per share
Net loss applicable to common stockholders	(1,497)	31,400,094	(0.05)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss applicable to common stockholders	(1,497)	31,400,094	(0.05)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Three months ended June 30, 2008
	Income	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	256

Less dividends on Series A convertible redeemable preferred stock	23	2,000,000	0.01

Basic earnings per share
Net income available to common stockholders	233	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Notes #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Net income available to common stockholders	233	31,400,094	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Six months ended June 30, 2008
	Income	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	262

Less dividends on Series A convertible redeemable preferred stock	45	2,000,000	0.02

Basic earnings per share
Net income available to common stockholders	217	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Notes#)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Net income available to common stockholders	217	31,400,094	0.01

# :
For the three and six months ended June 30, 2009, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 395,000 outstanding stock options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock.  For the three and six months ended June 30, 2008, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, or the exercise of 245,000 outstanding stock options.  Under an agreement with the sellers of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets are achieved.  None of the earnings targets were achieved as of June 30, 2009 and 2008.  The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At June 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Facilities granted
- bank guarantees	1,150	1,074
- overdraft facility	543	466
- revolving credit lines	6,218	7,261
- foreign exchange facilities	201	173
- lease facilities	201	173

Total bank facilities	8,313	9,147

The terms of the revolving loan and other bank facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $544 will expire within one year from June 30, 2009, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $111 and the overdraft facility have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $495 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The revolving loan facilities mature on various dates as follows: (i) a revolving credit facility of $3,000 on September 30, 2009 and (ii) a revolving credit facility of $3,218 is an on-going facility that is subject to review in 2009, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The revolving credit facilities of $6,218 are secured as follows: (i) $3,000 is secured by all of the assets of WCS, WLG (USA) and MSA, including their accounts receivables as well as a guarantee provided by the Group’s parent company, and (ii) $3,218 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WCS’s revolving credit facility in the face amount of $3,000 requires that WCS comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $1,000, which was reduced to $750 in December 2008. In addition, WCS is required at the end of each quarter to be in compliance with a tangible capital funds covenant, and it was not in compliance with this covenant at June 30, 2009. The bank has not restricted the use of this facility because of the covenant violation. This facility, which by its terms expired on March 31, 2009, was renewed and shall mature on September 30, 2009.  No amounts were charged by the bank or any third parties in connection with the renewal of this revolving credit facility.  Other than the following amendments, the terms of the renewed facility are substantially the same as those of the existing facility that expired on March 31, 2009:

•	Maximum amount of the credit line was reduced to $3,000 from $4,500.

•	Interest rate was increased to 2% over the prime rate of the bank from the previous interest rate which was the bank’s prime rate.

The group is in active discussions with other banks to provide a new facility to replace the existing credit facility of $3,000, and has requested to have a new facility in the face amount of $4,000.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Of the total bank guarantees of $1,150, one in the amount of $544 is collateralized by cash.  Another bank guarantee of $111 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.   The remaining bank guarantee of $495 is secured by a fixed and floating charge on all of WLG (UK)’s  assets and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $543 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $201, which at June 30, 2009, had not been utilized.  Asean has a leasing facility of $201, with $1 outstanding as of June 30, 2009, and which is secured by the assets under lease.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of June 30, 2009, the leasing facility carried an interest rate of 7.68% per annum.   As of June 30, 2009, and December 31, 2008, the weighted average interest rates of the Group’s short-term bank borrowings were 7.28% and 7.27% per annum, respectively.

	At June 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Utilized
Committed lines
- bank guarantees	1,150	1,074
- overdraft facility	543	466
- revolving credit lines	2,509	3,896
- lease facilities	1	2

Total bank facilities utilized	4,203	5,438

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases
The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases.  The following table summarizes these approximate, future minimum lease payments for operating leases in effect as of June 30, 2009, and December 31, 2008:

	At June 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)

Within one year	1,540	1,365
Over one year but not exceeding two years	972	966
Over two years but not exceeding three years	622	567
Over three years but not exceeding four years	443	351
Over four years but not exceeding five years	435	290
Over five years	1,185	1,184

Total operating lease commitments	5,197	4,723

The Group has obligations under various operating lease agreements ranging from three months to nine years.  Rent expense under operating leases for the six months ended June 30, 2009 and 2008, was $821 and $965, respectively.

Cargo space commitments
The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of June 30, 2009, and December 31, 2008, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $2,630 and $2,420, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business.  In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of June 30, 2009, and December 31, 2008, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $165 and $40, respectively.  The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

In the first quarter of 2008, three parties filed legal actions against the Group totaling about $150. These claims were covered by insurance, except for amounts equal to or less than the deductible payment required under these policies, which totaled about $23, and for which a provision was made in 2008.  As of March 31, 2009, all claims from these three parties had been settled, and the Group paid $23 as its share of the settlements.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims (Continued)

During the three months ended March 31, 2009, the Group was notified by several parties that they would file claims against the Group, unless payment was made to them for certain cargoes that were allegedly released by the Company without proper documentation and for which no payments were made by the purchaser of the goods.  Subsequent to March 31, 2009, two parties did file claims against the Company.  As of June 30, 2009, the Company had reserved about $125 for these potential claims, which it believes is a reasonable estimate of the financial exposure for them.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At June 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Due to directors (Notes)

CW	633	615
DK	-	375

	633	990

Notes:

(i)
Amounts due to directors are unsecured and interest-free, except for a director loan of $600 (see note (ii) below) due to CW, which was used (i) as part of the consideration to acquire the membership interests of WCS, (ii) repay certain bank loans and (iii) as working capital.  The directors’ loans carry an interest rate of 12% per annum.  As of June 30, 2009, the director loan of $600 is to be repaid by 12 equal installments which were to begin on January 31, 2009. The remaining balance of $33 has no fixed repayment term.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group.   The Note bears interest at the rate of 12% per annum and is repayable in twelve monthly installments of $50, with the first installment due on January 31, 2009.  CW has agreed that payments due under this note may be deferred on a month to month basis, and no principal payments had been made to CW as of June 30, 2009.   The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/or (iv) the termination of CW’s employment.

Additional details of transactions

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rental paid/payable
JWP	27	27	54	54

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the six months ended June 30, 2009 and 2008, with directors/stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2009	615	375	990
Reclassification from accrued liabilities	60	-	60
Interest accrued	138	13	151
Interest paid	(138)	(13)	(151)
Repayment of loan	-	(375)	(375)
Repayment of advance	(42)	-	(42)

At June 30, 2009	633	-	633

At January 1, 2008	960	750	1,710
Loans from directors	1,637	-	1,637
Interest accrued	82	45	127
Interest paid	(23)	(45)	(68)
Expenses paid	(264)	-	(264)
Converted to redeemable preferred stock	(1,700)	-	(1,700)

At June 30, 2008	692	750	1,442

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW.

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

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
Three and six months ended June 30, 2009 and 2008

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

For the six months ended June 30, 2009, dividends of $102 on the Series B Preferred Stock were included in interest expense.

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

During the six months ended June 30, 2009 and 2008, no after tax profits have been appropriated to the general reserve, as the transfers shall be made at the end of 2009 and 2008.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended June 30,
	2009	2008
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	302	380
Income taxes	190	319

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

9.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”).  The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates.  The Plan is administered by our board, provided that the board may appoint a committee to administer the Plan.  At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006.  Based on shares of common stock outstanding as of January 1, 2009, the number of shares reserved under the Plan are 6,280,019.

In general, stock options awarded under the Plan vest over three years and expire in a maximum of ten years from their effective dates.  However, the Plan permits the board to grant options with varying terms, such as changing the vesting period, the term and/or exercise price.  Once the board, under provisions of the Plan, grants an option, the Company will estimate the fair value of the option, and shall recognize compensation expense over the vesting period of the option.

As of August 2005, the Company had committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer.  As such, the Company established August 2005 as the grant date for this option.  The board has now formally approved the award and this option is fully vested.

Effective January 15, 2007, the board awarded stock options to three employees permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock.  The vesting period for the January 2007 options is 3 years.

Effective January 8, 2008, the board awarded stock options to an employee for the purchase of 25,000 shares of the Company’s common stock.  The vesting period for the January 2008 options is 3 years.

Effective December 1, 2008, the board awarded stock options to an employee for the purchase of 150,000 shares of Company’s common stock.  The vesting period for December 2008 options is 2 years.

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (revised 2004).  Under SFAS No. 123(R), the compensation expense related to the fair value of stock options charged to the unaudited, consolidated statement of operations for the six months ended June 30, 2009 and 2008, was $7 and $5, respectively.  As of June 30, 2009 and December 31, 2008, the compensation expense related to non-vested options totaled $14 and $20, and is expected to be recognized over 18 months and 24 months, respectively.  The total intrinsic value of the options outstanding and options exercisable as of June 30, 2009, and December 31, 2008, was nil.  No tax benefit was recognized for the stock option expense recorded for the six months ended June 30, 2009 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

9.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility(Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table set forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000

Outstanding at June 30, 2009	395,000	0.92	7.58

Exercisable at June 30, 2009	262,500	1.05	6.72

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended June 30, 2009 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	4,922	11,510	14,130	27,679	10,859	18,411	29,911	57,600
Costs of forwarding/customs	(3,747)	(9,752)	(10,610)	(23,647)	(9,914)	(17,228)	(24,271)	(50,627)
Depreciation	(15)	(18)	(53)	(63)	(20)	(23)	(88)	(104)
Interest income	-	2	-	4	-	1	-	7
Interest expense	(18)	(20)	(26)	(55)	(26)	(38)	(70)	(113)
Other segment income	19	(18)	62	(11)	(5)	3	76	(26)
Other segment expenses	(1,075)	(1,307)	(3,186)	(3,388)	(1,068)	(1,177)	(5,329)	(5,872)
Taxation	(18)	(48)	(69)	(111)	9	(7)	(78)	(166)

Segment income (loss)	68	349	248	408	(165)	(58)	151	699
Unallocated parent company expenses							(560)	(443)

Net (loss) income							(409)	256

Property, plant and equipment – additions	14	8	127	24	77	7	218	39

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	During the six months ended June 30, 2009 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	9,454	21,002	28,607	56,740	22,913	33,960	60,974	111,702
Costs of forwarding/customs	(7,307)	(17,725)	(22,243)	(48,715)	(21,280)	(31,552)	(50,830)	(97,992)
Depreciation	(27)	(34)	(105)	(126)	(38)	(45)	(170)	(205)
Interest income	-	6	1	12	-	4	1	22
Interest expense	(32)	(49)	(68)	(170)	(51)	(93)	(151)	(312)
Other segment income	32	(24)	121	(49)	(6)	(6)	147	(79)
Other segment expenses	(1,994)	(2,505)	(6,299)	(6,908)	(2,030)	(2,364)	(10,323)	(11,777)
Taxation	19	(75)	(18)	(175)	57	(11)	58	(261)

Segment income (loss)	145	596	(4)	609	(435)	(107)	(294)	1,098

Unallocated parent company expenses							(1,158)	(836)

Net (loss) income							(1,452)	262

Property, plant and equipment – additions	43	34	188	83	87	48	318	165

(iii)	As of June 30, 2009 and December 31, 2008

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At June 30, 2009	At December 31, 2008	At June 30, 2009	At December 31, 2008	At June 30, 2009	At December 31, 2008	At June 30, 2009	At December 31, 2008
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	3,810	4,965	8,028	10,530	5,195	5,240	17,033	20,735

Unallocated assets							12,971	13,343

Total assets							30,004	34,078

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and six months ended June 30, 2009 and 2008, analyzed by geographical locations:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	35	47	37	47
Asia and others	23	23	22	22
Australia	34	22	32	23
Europe	8	8	9	8

	100	100	100	100

(c)
The Group made no sales during the three months and six months ended June 30, 2009 and 2008, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

11.	FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We began to apply the provisions of SFAS No. 157 to non-financial assets and liabilities beginning January 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

Certain assets such as property, plant and equipment, intangible assets and goodwill are measured at fair value on an annual basis. The fair values of these assets were determined using unobservable inputs (Level 3).

The carrying value of cash and cash equivalents, restricted cash, trade receivables, deposits, prepayments and other current assets, prepaid tax, trade payables, other accrued liabilities, amounts due to directors, bank overdraft and bank loans contained in the consolidated balance sheet approximates fair value.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations.  SFAS No. 141(R) improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.  The Company will be required to expense costs related to acquisitions after December 31, 2008, if any.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on the Company’s financial position or results of operations

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until 2009.  The Group is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of goodwill and intangible assets impairment testing.  The Group adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption of SFAS No. 157-2 did not have a material impact on the Group’s results of operations, financial position, and cash flows.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2009 and 2008

12.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument.  EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The adoption of EITF No.07-5 did not have a material impact on the Group’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which established general accounting standards and disclosure for subsequent events.  The Company adopted SFAS No.165 during the second quarter of 2009.  In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were issued, which was on August 14, 2009.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and SFAS No. 124-2”), (ii) FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB No. 28-1”), and (iii) FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP SFAS No. 115-2 and SFAS No. 124-2 amend the other-than-temporary impairment guidance in the GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP SFAS No. 107-1 and APB No. 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS No 157”). The impact on the adoption of the three related FSPs related only to the disclosures of the Company’s financial instruments and has no material impact on the consolidated financial position or results of operations. The disclosure requirements of SFAS No. 157 are presented in note 11 to the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends the de-recognition accounting and disclosure guidance relating to SFAS No. 140. SFAS No. 166 eliminates the exemption from consolidation for qualifying special-purpose entity “(QSPE”), it also requires a transferor to evaluate all existing QSPE to determine whether it must be consolidated in accordance with SFAS No. 166. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The management believes that the adoption of SFAS No. 166 in future periods will not have a material impact on the consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The management believes that the adoption of SFAS No. 167 in future periods will not have a material impact on the consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS No. 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

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

WLG's business is conducted by its operating subsidiaries, which, as of June 30, 2009, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc., and in January 2004, changed its name to Wako Logistics Group, Inc. In December 2007, we changed its name to WLG Inc.  Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share.  On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock.   Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became its sole shareholder.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company.  Kay O'Neill operated a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere.  At the time of the acquisition, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois.  As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA).   In June of 2005, WLG (USA) opened an office in Taylor, Michigan.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services.  In July 2004, our Hong Kong subsidiary, WEHK which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC.  WE China began operations in February 2005, and now provides freight forwarding services for air and sea exports and imports between China and the rest of the world.  WE China has nine offices in China, including offices in what we believe are four of China's most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California.  At the date of acquisition, ALI was based in Torrance, California.  ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers for shipments between Asia and the United States.  As of June 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).  Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash.  WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976.  Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services.  It serves a wide range of customers that primarily import products by sea from Asia, with a heavy emphasis on shipments from China.  In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York,  and two offices in California located in Los Angeles and San Francisco.  Prior to the acquisition, the Group and WCS had not worked together.

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

As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production, trading and consumer locations throughout the world.  Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China for shipment to Australia and, to a lesser extent, to Europe.  However, with the recent acquisitions in the US, the Group is now focusing more of its attention on the US market.

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and warehousing of goods.  We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and in which we maintain agency relationships.  For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require the use of advanced tracking systems and access to sophisticated logistical networks in many countries, which we have established over the past 25 years.

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

A significant portion of the expenses for our freight business is variable and relate directly to the amounts and volumes of shipments we book.  Direct transportation costs are our largest variable expense.  Personnel costs represent the second largest expense for our freight operations.   Over time, we have gained the experience necessary to allow us to project our staffing needs based on the number of customer orders we fulfill.  .Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to adjust our staff levels for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo from a number of customers.  In this segment of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all air freight shipments.   n general, this improves our profitability on these shipments.

In order to ensure that we are able to maintain an “inventory” of cargo space on air carriers, we frequently commit to use a minimum amount of space with certain airlines prior to receiving orders from our customers.  To the extent we do not use such space, we incur a liability to the airlines.  In the normal course of our business, we seek to minimize the risk of loss from these minimum volume contracts with the airlines by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill.  However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

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

As part of our freight forwarding business, we often provide VAS services to our customers.  The provision of VAS continues to be a necessary and important part of our business and may cover a wide range of supply chain services.   As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels.  At the carton level, each carton remains unopened, which makes this a simpler service.  At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets.  Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location.  As noted in the past, we see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country.  With the economic downturn that began in 2008, the need for our customers to seek low-cost logistics and distributions services is expected to grow.  Thus performing these services for a customer at the point of shipment in the country of manufacture may provide a more efficient and less costly means for it to store and distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach, California and Schaumburg, Illinois.  In each location, we acquired an existing business.  Customs brokerage services are performed both for freight and brokerage customers as well as for brokerage only customers.  While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide.  In general, customs brokerage services include preparing all documentation required for the clearance of goods through customs and the collection of funds for the payment of import duties to the appropriate governmental agencies.  In addition, as part of our customs work, we often provide ancillary services which could include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

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

Generally, billings for customs brokerage services are based on the number of freight clearances we perform for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments.  The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area.  Personnel costs are the largest expense for this segment of our business. Lastly, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what our personnel needs are for this service to our customers.

Global Agency Network

WLG maintains a wide network of independent cargo agents in many cities around the world.  All of our arrangements with these agents are on a non-exclusive basis.  And, under these arrangements, none of the agents is authorized to make commitments or to execute any contracts on our behalf.  In most cases, the fees earned for transporting a shipment from the point of origin to the point of destination are shared 50:50 with our overseas agents.  In some cases, billings to and from out agents may include additional charges for other transportation and logistics services.

We work with over 300 overseas agents worldwide, many of whom that have offices in strategic cities in Europe, North and South America, Africa and the Middle East.  As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we may be able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices.  Given the importance of overseas cargo agents to our business, we think it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships.  Our mutual goal is to provide and receive increased business through our network of cargo agents.  Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.  However, because we normally have to split the fees with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handled both the import and export sides of a shipping transaction.  In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008.

Results of Operations

Our revenues for the three months ended June 30, 2009, continued to be adversely affected by the economic downturn that began in 2008.  Not only did we book less business for the three months ended June 30, 2009, than we did for the same period in 2008, but shipping rates worldwide fell by significant amounts, which further reduced our top-line revenues.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos shipped by our customers did  negatively affect our profitability.

Total revenues for the three months ended June 30, 2009, decreased by about $27.69 million, or 48%, compared with the same period in 2008, down from approximately $57.60 million to $29.91 million.  Our Hong Kong operations reported decreased revenues of $4.53 million.  Revenues from our China offices fell by $1.77 million.  Our US operations reported a combined decrease in revenues of $16.56 million.  Of this total decrease, about $1.50 million is from WLG (USA), $1.67 million from MSA and $13.39 million from WCS.  Lastly, Asean’s revenues declined by $2.43 million, and WLG (UK)’s revenues fell by $2.40 million.

Gross profit decreased from $6.97 million for the three months ended June 30, 2008, to $5.64 million for the same period in 2009, for a decrease of $1.33 million or 19%, primarily due to a decline in the volume of freight shipped by our customers.

The Group's gross margin increased from 12.1% for the three months ended June 30, 2008, to 18.9% for the same period in 2009. The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various airlines and shipping lines and more favorable rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to the customer, result in lower gross revenues, but, in many cases, leave us with the ability to bill the same net amount for our services, regardless of the rates charged by shipping lines and air carriers.

Total operating expenses decreased to about $5.90 million for the three months ended June 30, 2009, as compared to approximately $6.36 million incurred for the same period in 2008, for a decrease of $0.46 million.  In anticipation of reduced cargo volumes, we took a number of steps to reduce our overhead costs, including freezing salaries and making headcount reductions throughout the Group.   For the three months ended June 30, 2009, salaries and related personnel costs decreased by about $0.25 million, or 6%, from $4.19 million to $3.94 million.  Other selling and administrative costs decreased by approximately 7% from $1.85 million to $1.72 million, which, when combined with the decrease in personnel costs, resulted in a total reduction of approximately $0.38 million in operating costs, not including amortization and depreciation.  However, our operating expenses increased in this period due to a new operation that was started in May 2009 in New York.  For the period through June 30, 2009, we incurred about $0.21 million of costs to support this new business.  Amortization and depreciation expenses decreased from $0.32 million to $0.25 million, or about 22%.  Most of this decrease relates to amortization expense of intangible assets.  There was no amortization for MSA for the three months ended June 30, 2009, because the cost basis of MSA’s intangible assets was written down to zero at the end of 2008.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK), decreased because of an extension in the useful lives of their intangible assets.  See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $0.41 million for the three months ended June 30, 2009, compared to net income of $0.26 million for the same period in 2008.  Hong Kong and China’s operations reported a combined net income of $0.37 million for the three months ended June 30, 2009, compared with net income of $0.50 million for the same period in 2008, for a decrease of approximately $0.13 million.  Our US operations incurred a net loss of $0.30 million for the three months ended June 30, 2009, compared to a net income of $0.16 million for the same period in 2008.  Specifically, WLG (USA) and MSA reported net incomes of $58,000 and $50,000, respectively, while WCS posted a net loss of $0.41 million, all for the three months ended June 30, 2009, compared to net income of $32,000, $95,000 and $34,000, respectively, for the same period in 2008.  Our US operations were also impacted by the start-up of an operation in New York in May 2009, which increased our US loss by about $0.13 million.  Asean reported a net income of $0.13 million for the three months ended June 30, 2009, compared to net income of $32,000 for the same period in 2008.  WLG (UK) reported a net loss of $46,000 for this period, which included a charge of about $82,000 for severance pay, compared to net income of $8,000 for the three months ended June 30, 2008. The parent company’s loss increased by about $0.12 million for the three months ended June 30, 2009, compared to the same period last year. During this same period in 2008, all costs for two officers were charged to operations.  In 2009, because of a realignment of responsibilities, the salaries of these two officers, which totaled about $0.16 million, were charged to the parent company.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $11.51 million for the three months ended June 30, 2008, to about $4.92 million for the same period in 2009, for a decline of $6.59 million.  Most of the decrease is attributable to our Hong Kong and China operations, which experienced a drop in revenues of $3.67 million and $1.83 million, respectively.  Revenues fell because of a lack of demand for products at destination and a reluctance of customers to incur the higher per unit costs to ship their goods by air.  The remaining subsidiaries reported a decrease in their air freight revenues of about $1.09 million.

Cost of sales for our air freight operations decreased from $9.75 million for the three months ended June 30, 2008, to $3.75 million for the same period in 2009, mainly as a result of a decline in the volumes of cargo shipped and reduced freight charges.

The Group’s gross profit margin for its air freight business increased from 15.3% for the three months ended June 30, 2008, to 23.9% for the same period in 2009.   Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines for the three months ended June 30, 2009, compared to the same period in 2008.

Segment overhead for our air freight operations decreased by approximately $0.30 million, from $1.41 million for the three months ended June 30, 2008, to $1.11 million for the same period in 2009.

Net segment income for our air freight operations is approximately $68,000 for the three months ended June 30, 2009, compared to net income of $0.35 million for the same period in 2008, for a decrease of $0.28 million.  Our Hong Kong and China air freight operations reported net incomes of approximately $0.15 million and $37,000 for the three months ended June 30, 2009, respectively, compared to net incomes of approximately $0.29 million and $39,000, respectively, for the same period in 2008, for a combined decrease of $0.14 million.  In addition, Asean, WLG (UK) and WCS reported net losses of $67,000, $39,000 and $18,000, respectively, compared to net incomes of $2,000, $6,000 and $1,000, respectively, for the same period in 2008.  WLG (USA) posted a net income of $3,000 for the three months ended June 30, 2009, compared to a net income of $9,000 for the same period in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $27.68 million for the three months ended June 30, 2008, to $14.13 million for the same period in 2009, for a decrease of $13.55 million.  WE China reported an increase in revenues of about $59,000, from approximately $2.13 million for the three months ended June 30, 2008, to $2.19 million for the same period in 2009.  All of our other operating subsidiaries reported declines in their sea freight revenues.  For the three months ended June 30, 2009, WEHK, WLG (USA), MSA, WCS, Asean and WLG (UK) reported revenues of $1.59 million, $1.07 million, $0.91 million, $4.72 million, $2.64 million and $1.01 million, respectively, compared to $2.44 million, $2.22 million, $2.56 million, $12.03 million, $4.48 million and $1.82 million, respectively, for the same period in 2008.   Mostly, the decline in revenues resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $23.65 million for the three months ended June 30, 2008, to $10.61 million for the same period in 2009, as a result of the decreases in cargo shipped and shipping rates.

The Group’s gross profit margin increased from approximately 14.6% for the three months ended June 30, 2008, to 24.9% for the same period in 2009.  Gross margins tend to rise in periods of falling shipping rates because the amount we earn  is compared to lower direct shipping charges from the ocean carriers. All  direct shipping costs are recharged to our customers.

Total segment overhead attributable to our sea freight business decreased by $0.35 million, or 10%, from approximately $3.62 million for the three months ended June 30, 2008, to $3.27 million for the same period in 2009.  Most of this reduction is due to decreases in legal and professional fees, travel and entertainment expenses and personnel costs, which included the reallocation of certain payroll costs from this segment to the parent company.

Net segment income for our sea freight operations is approximately $0.25 million for the three months ended June 30, 2009, compared to net income of $0.41 million for the same period in 2008.  WEHK and WE China reported net incomes of $0.13 million and $39,000, respectively, for the three months ended June 30, 2008, which compares to $82,000 and $0.10 million for this period in 2009.  WCS reported a net loss of $0.32 million for the three months ended June 30, 2009, compared to net income of $21,000 for the same period in 2008.  Asean, WLG (USA), MSA and WLG (UK) reported net incomes of $0.29 million, $55,000, $47,000 and $2,000, respectively, for the three months ended June 30, 2009, compared to net incomes of $29,000, $24,000, $89,000 and $77,000, respectively, for the same period in 2008.

Customs brokerage services:  Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the three months ended June 30, 2009, revenues from customs brokerage services totaled approximately $10.86 million, compared to $18.41 million for the same period in 2008, for a decrease of about $7.55 million.  Some of the decline in revenues is due to the US companies paying less duty on behalf of their customers and assisting them to use procedures that allow them to make direct payments of import duties to the government on credit terms.  Direct and administrative costs for this segment totaled about $11.03 million, producing a net loss of $0.17 million for the three months ended June 30, 2009, compared to a net loss of $58,000 for the same period in 2008.  Most of the loss is attributable to Asean and WCS, which reported net losses of $87,000 and $70,000, respectively, for the three months ended June 30, 2009, compared to net incomes of $2,000 and $12,000 for the same period in 2008.  MSA’s net income in this segment is approximately $3,000, which compares to a net income of about $6,000 for the three months ended June 30, 2008.  WLG (UK) reduced its net loss by $67,000, from $76,000 for the three months ended June 30, 2008, to a net loss of $9,000 for this period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.25 million, or 6%, from $4.19 million for the three months ended June 30, 2008, to $3.94 million for the same period in 2009.  Salary expense decreased mainly due to reductions in staff in our Hong Kong, US and UK operations.

Rent

Rent expense for our facilities decreased by 6% from $0.48 million for the three months ended June 30, 2008, to $0.45 million for the same period in 2009, for an overall decrease of $0.03 million.  Rent expense of WLG (USA) decreased by $14,000 because the lease for its Chicago office expired at the end of September 2008, and was not renewed.  Shortly after the acquisition of WCS, all of WLG (USA)’s Chicago operations were moved to WCS’s Chicago office.  In addition, Asean and WLG (UK) reported a decrease in rental expense of $22,000 and $29,000, respectively, because of a weakening in their local currencies.  WE China’s rent expense increased by $12,000 following a move to a larger warehouse facility in Shanghai at the beginning of 2009.

Other selling and administrative expenses

Other SG&A expense for the three months ended June 30, 2009, totaled about $1.27 million, compared to $1.37 million for the same period in 2008, for a decrease of $0.10 million.  This decline is attributable to cost control measures taken by the Group in 2008.  Late in 2008, we took steps to reduce and/or contain our general overhead costs and these steps included cutting back on many expenses, including overseas travel, entertainment, and legal and professional fees.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $88,000 for the three months ended June 30, 2009, compared to $104,000 for the same period in 2008, for a decrease of $16,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10-years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively, due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  It is the Group's policy to periodically review the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits from the intangible assets.  This review as of December 31, 2008, indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009.  For the three months ended June 30, 2009, amortization expense totaled $0.16 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.  Amortization expense for the three months ended June 30, 2008 was $0.22 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $42,000, $22,000 and $79,000, respectively.

Interest Expense

Interest expense declined from $0.20 million for the three months ended June 30, 2008, to $0.14 million for this same period in 2009, for a decrease of $0.06 million.  Asean and WCS’s interest expense fell by $42,000 and $9,000, respectively, mainly as a result of a decrease in their bank borrowings.  The Group incurred interest expense of about $69,000 for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under US GAAP rules, the dividends on the Series B Preferred Stock are reported as interest expense.  Interest expense of $4,000 is for a loan from another director, which was fully repaid as of June 30, 2009.  All director loans and the Series B Preferred Stock carry an interest rate of 12% per annum.

Other income/expense

Other income for the three months ended June 30, 2009, totaled $76,000, compared to other expense of $26,000 for the same period in 2008, for an improvement of $0.10 million.  The change from year to year is primarily due to foreign exchange losses during the three months ended June 30, 2008, and to miscellaneous items of other income and exchange gains attributable to the three months ended June 30, 2009.

Provision for Income Taxes

The provision for income taxes decreased from $0.15 million for the three months ended June 30, 2008, to $78,000 for the same period in 2009.  Income tax of $75,000 was provided on the net income of $0.39 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 19%.  The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.64 million.   No tax benefit was recorded for the US losses. State income taxes of about $3,000 were provided for our US operations.  WLG (UK) had a pre-tax loss of $87,000 and no tax benefit was provided for the loss.  After giving effect to all losses and to amortization and other expenses for which no income tax deduction is allowed, the Group recorded a provision for taxation of $78,000 on its pre-tax loss of $0.33 million.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008.

Results of Operations

Our revenues for the six months ended June 30, 2009, were adversely affected by the economic downturn that began in 2008 and which continued for the first half of 2009.  Falling demand and declining shipping rates in the markets that we serve meant that we booked less business and recorded lower revenues in the first half of 2009 than we did in the same period for last year.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos shipped by our customers did have a material effect on our earnings.

Total revenues for the six months ended June 30, 2009, decreased by about $50.73 million, or 45%, compared with the same period in 2008, from approximately $111.70 million to $60.97 million.  Our Hong Kong operations reported decreased revenues of $8.33 million.  Revenues from our China offices fell by $3.58 million.  Our US operations reported a combined decrease in revenues of $30.10 million.  Of this total decrease, about $2.74 million is from WLG (USA), $2.98 million from MSA and $24.38 million from WCS.  Lastly, Asean’s revenues declined by $5.64 million, and WLG (UK)’s revenues fell by $3.08 million.

Gross profit decreased from $13.71 million for the six months ended June 30, 2008, to $10.14 million for the same period in 2009, for a decrease of $3.57 million, or about 26%, primarily due to a decline in the volume of freight shipped by our customers.

The Group's gross margin increased from 12.3% for the six months ended June 30, 2008, to 16.6% for the same period in 2009.  The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various air and shipping lines and lower rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to the customer, result in lower gross revenues, which are then measured against our fees, Normally, our fees do not fall by the same proportion as the drop in direct shipping costs.

Total operating expenses decreased to about $11.50 million for the first half of 2009, as compared to approximately $12.73 million incurred for the same period in 2008, for a decrease of $1.23 million.  In face of reduced volumes and falling demand, we adopted a number of measures to reduce our overhead costs, including freezing salaries and making reductions in force throughout the Group.  For the six months ended June 30, 2009, salaries and related personnel costs decreased by about $0.60 million, or 7%, from $8.28 million to $7.68 million.  Other selling and administrative costs decreased by approximately 13% from $3.81 million to $3.33 million, which, when combined with the decrease in personnel costs, resulted in a total reduction of approximately $1.08 million in operating costs, not including amortization and depreciation.  However, the reduction in costs on a year to year basis would have been even greater except for higher bad debts experienced during the first six months in 2009 compared to the same period in 2008.  Total bad debt expense in the first six months of 2009 was about $0.38 million compared to just under $0.10 million in 2008.  This increase in bad debts resulted from several of our customers that were forced to file for bankruptcy.  We did tighten our credit policies in 2009, but these actions were not enough to prevent us from suffering higher credit losses. In addition, we incurred about $0.21 million in operating costs for an operation that we commenced during the second quarter in New York. Amortization and depreciation expenses decreased from $0.64 million to $0.49 million, or about 23%.  Most of this decrease relates to amortization expense of intangible assets.  There was no amortization for MSA for the six months ended June 30, 2009, because the cost basis of MSA’s intangible assets was written down to zero as of the end of 2008.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK), decreased because of an extension in the useful lives of the intangible assets of each company.  See  Other Operating Expenses  below.

After the provision for income taxes, the Group recorded a net loss of $1.45 million for the first half of 2009, compared to net income of $0.26 million for the same period in 2008.  Hong Kong and China’s operations reported a combined net income of $0.71 million for the six months ended June 30, 2009, compared with net income of $1.01 million for the same period in 2008, for a decrease of approximately $0.30 million.  Our US operations recorded a combined net loss of $0.80 million for the six months ended June 30, 2009, compared to a net income of $0.16 million for the same period in 2008.  WLG (USA), MSA and WCS reported net income of $0.16 million, net loss of $27,000 and net loss of $0.94 million, respectively, for the six months ended June 30, 2009, compared to net loss of $20,000, net income of $0.14 million and net income of $37,000, respectively, for the same period in 2008.  In addition, Asean reported a net loss of $0.20 million for the six months ended June 30, 2009, compared to net income of $0.11 million for the same period in 2008.  Asean’s net loss is mainly due to provisions for doubtful debts of approximately $0.22 million and $0.12 million for certain cargo claims related to one of these three customers during the first half of 2009.  WLG (UK) reported a net loss of $4,000 for the six months ended June 30, 2009, compared to a net loss of $0.17 million for the same period in 2008.  All of WLG (UK)’s loss is attributable to an $82,000 severance payment made to a senior employee in April 2009; and to about $36,000 paid to this employee in the first quarter of 2009.  The parent company’s loss increased by about $0.32 million for the six months ended June 30, 2009, compared to the same period last year.  Beginning in 2009, because of a realignment of responsibilities, the salaries and related costs for two officers, which totaled about $0.33 million, were charged to Group overhead. In 2008, all costs for these two officers were charged to operations.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $21.00 million for the first half of 2008, to about $9.45 million for the first half  of 2009, for a decrease of $11.55 million.  Most of the decrease is attributable to our China and Hong Kong operations, which experienced a decline in revenues of $3.21 million and $6.00 million, respectively.  Revenues fell because of a lack of demand for products at destination and a reluctance of customers to incur the higher per unit costs to ship goods by air. Our remaining subsidiaries reported a total decrease in their air freight revenues of approximately $2.34 million.

Cost of sales for our air freight operations decreased from $17.73 million for the six months ended June 30, 2008, to $7.31 million for the same period in 2009, mainly as a result of a decline in the volumes of cargo shipped and shipping rates.

The Group’s gross profit margin for its air freight business increased from 15.6% for the six months ended June 30, 2008, to 22.7% for the same period in 2009.  Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines during the first half of 2009, compared to the same period in 2008.

Segment overhead for our air freight operations decreased by approximately $0.68 million, from $2.68 million for the six months ended June 30, 2008, to $2.00 million for the same period in 2009.  This decrease is after incurring about $0.21 million for a new operation that was commenced in May 2009 in New York to improve and widen our service capabilities in the US market.

Net segment income for our air freight operations is approximately $0.15 million for the six months ended June 30, 2009, compared to net income of $0.60 million for the same period in 2008, for a decrease of $0.45 million.  Our Hong Kong and China air freight operations reported net incomes of approximately $0.25 million and $63,000, respectively, for the six months ended June 30, 2009, compared to net incomes of approximately $0.47 million and $97,000, respectively, for the same period in 2008, for a combined decrease of $0.25 million.  In addition, Asean, WLG (UK) and WCS reported net losses of $98,000, $43,000 and $44,000, respectively, compared to net incomes of $23,000, $4,000 and $2,000, respectively, for the same period in 2008.  WLG (USA) posted a net income of $15,000 for the first half of 2009, compared to a net loss of $5,000 for the same period in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $56.74 million in the first half of 2008 to $28.61 million for the same period in 2009, for a decrease of $28.13 million.  All of our operating subsidiaries reported declines in their sea freight revenues.  For the six months ended June 30, 2009, WEHK, WE China, WLG (USA), MSA, WCS, Asean and WLG (UK) reported revenues of $3.12 million, $4.06 million, $2.01 million, $2.18 million, $10.02 million, $5.00 million and $2.22 million, respectively, compared to $5.46 million, $4.44 million, $4.28 million, $4.99 million, $25.20 million, $9.12 million and $3.25 million, respectively, for the same period in 2008.  In all cases, the decline in revenues suffered by our operating companies resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $48.72 million for the six months ended June 30, 2008, to $22.24 million for the same period in 2009, as a result of the decreases in cargo shipped and shipping rates.

The Group’s gross profit margin increased from approximately 14.1% for the six months ended June 30, 2008, to 22.2% for the same period in 2009.  Gross margins tend to rise in periods of falling shipping rates because the amount we  earn per shipment is compared to a much lower revenue amount, as shipping rates tend to fall faster and by a greater amount than the amounts we earn on a per shipment basis.

Total segment overhead attributable to our sea freight business decreased by $1.05 million, or 14%, from approximately $7.42 million for the six months ended June 30, 2008, to $6.37 million for the same period in 2009.  Most of this reduction is due to decreases for personnel costs and for reductions in legal and professional fees, travel and entertainment expenses.  The drop in personnel costs is partially due to the reallocation of certain payroll costs from this business segment to the Group’s parent company.

Net segment loss for our sea freight operations is approximately $4,000 for the six months ended June 30, 2009, compared to net income of $0.61 million for the same period in 2008.  WEHK and WE China reported net incomes of $0.24 million and $0.16 million, respectively, for the six months ended June 30, 2009, which compares to $0.30 million and $0.14 million for the same period in 2008.  MSA and WCS reported net losses of $24,000 and $0.64 million, respectively, for the six months ended June 30, 2009, compared to net incomes of $0.13 million and $23,000 for the same period in 2008.  WLG (USA), WLG (UK) and Asean reported net incomes of $0.15 million, $98,000 and $27,000, respectively, for the six months ended June 30, 2009, compared to net losses of $15,000 and $18,000 and net income of $51,000, respectively, for the same period in 2008.

Customs brokerage services:  Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the first half of 2008, revenues from customs brokerage services totaled approximately $33.96 million, compared to $22.91 million for the same period in 2009, for a decrease of about $11.05 million.  Some of the decline in revenues is due to the US companies paying less duty on behalf of their customers and assisting them to use certain procedures that allow customers to make direct payment of customs duties to the government on credit terms.  Direct and administrative costs for this segment totaled about $23.35 million, producing a net loss of $0.44 million for the six months ended June 30, 2009, compared to a net loss of $0.11 million for the same period in 2008.  Most of the loss is attributable to Asean and WCS, which reported net losses of $0.13 million and $0.24 million, respectively, for the six months ended June 30, 2009, compared to net incomes of $32,000 and $13,000 for the same period in 2008.  MSA’s net loss in this segment is approximately $2,000, which compares to a net income of about $9,000 for the six months ended June 30, 2008.  WLG (UK) reduced its net loss by $99,000 for the six months ended June 30, 2008, from $0.16 million to a net loss of $60,000 for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.60 million, or 7%, from $8.28 million for the six months ended June 30, 2008, to $7.68 million for the same period in 2009.  Salary expenses decreased mainly due to reductions in staff in our Hong Kong, US and UK operations.

Rent

Rent expense for our facilities decreased by 7% from $0.94 million for the six months ended June 30, 2008, to $0.87 million for the same period in 2009, for an overall decrease of $0.07 million.  Rent expense of WLG (USA) decreased by $29,000 because the lease for WLG (USA)’s Chicago office expired at the end of September 2008, and was not renewed.  Shortly after the acquisition of WCS, all of WLG (USA)’s Chicago-based operations were moved to WCS’s Chicago office.  In addition, Asean and WLG (UK) reported a decrease in rental expense of $42,000 and $54,000, respectively, because of a weakening in their local currencies, and because WLG (UK) paid duplicate rent in the first quarter of 2008 as part of its move to new office and warehouse facilities.  WE China’s rent expense increased by $30,000 following its move to a larger warehouse facility in Shanghai at the beginning of 2009.

Other selling and administrative expenses

Other SG&A expense for the six months ended June 30, 2009, totaled about $2.45 million, compared to $2.86 million for the same period in 2008, for a decrease of $0.41 million.  This decline is attributable to cost control measures taken by the Group in 2008, and continued in 2009.  Late in 2008, we took steps to reduce and/or limit our general overhead costs and these steps included cutting back on many of our costs, including overseas travel, entertainment, and legal and professional fees.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $0.17 million for the first half of 2009, compared to $0.21 million for the same period in 2008, for a decrease of $40,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10-years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  The Group periodically reviews the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from the intangible assets.  This review as of December 31, 2008, indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009.  For the six months ended June 30, 2009, amortization expense totaled $0.32 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $16,000, $98,000, $48,000 and $0.16 million, respectively.  Amortization expense for the six months ended June 30, 2008 was $0.43 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $51,000, $98,000, $83,000, $44,000 and $0.16 million, respectively.

Interest Expense

Interest expense declined from $0.44 million for the first half of 2008, to $0.30 million for this same period in 2009, for a decrease of $0.14 million.  WLG (USA) incurred no interest expense for the six months ended June 30, 2009, compared to interest expense of $13,000 for the same period in 2008, due to the repayment in full in 2008 of its bank debt.  Asean and WCS’s interest expense fell by $77,000 and $66,000, respectively, mainly as a result of a decrease in their bank borrowings.  In addition, the Group incurred interest expense of about $0.14 million for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under US GAAP rules, the dividends on the Series B Preferred Stock are reported as interest expense.  Interest expense of $13,000 relates to a loan from another director, which was fully repaid as of June 30, 2009.  All director loans and the Series B Preferred Stock carry an interest rate of 12% per annum.

Other income/ expense

Other income for the six months ended June 30, 2009, totaled $0.15 million, compared to other expense of $78,000 for the same period in 2008, for an improvement of $0.23 million.  The change from year to year is primarily due to foreign exchange losses recorded during the first half of 2008, and to miscellaneous items of other income and foreign exchange gains in the first half of 2009.

Provision for Income Taxes

For the six months ended June 30, 2009, the Group recorded a net tax benefit of $58,000, compared to a provision for income taxes of $0.23 million for the same period last year.  Asean incurred an operating loss of $0.58 million for the six months ended June 30, 2009, and recorded a tax benefit of $0.18 million, at the rate 30%, which is the statutory rate of tax applicable to Asean’s income.  Income tax of $0.11 million was provided on the combined net income of $0.63 million attributable to our Hong Kong and China operations, for an effective tax rate of 17%.  The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $1.47 million.  No tax benefit was recorded for the US losses. State income taxes of about $14,000 were provided for our US operations.  WLG (UK) has a pre-tax loss of $88,000 and no tax benefit was provided for this loss.  After giving effect to all losses and to amortization and other expenses for which no income tax deduction is allowed, the Group recorded a net tax benefit of $58,000 on its pre-tax loss of $1.51 million.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2009, our operations provided cash of approximately $1.03 million, compared with cash of $1.71 million provided by operations for the same period in 2008.  For the six months ended June 30, 2009, cash was provided by the following sources: amortization and depreciation expense of $0.49 million; provision for bad debts of $0.39 million; other non-cash items of $7,000; a decrease in trade receivables of $3.14 million; and an increase in other accrued liabilities of $0.20 million.  Major components that used cash for operations for the six months ended June 30, 2009, include: net loss of $1.45 million; an increase in deposits and prepayments of $0.21 million; decreases in trade payables of $1.06 million; decrease in due to director of $42,000 and a decrease in income tax payable of $0.44 million.

Net cash used for financing activities totaled about $1.65 million for the six months ended June 30, 2009, compared to net cash of $0.39 million used by financing activities for the same period in 2008.  Cash used by financing activities for the six months ended June 30, 2008, included an increase in restricted cash of $63,000; a decrease in bank debt of $1.86 million; repayment of capital leases of $62,000 and cash dividends of $45,000 paid on preferred stock.  Cash provided by financing activities for the six months ended June 30, 2008, included loans from directors of $1.64 million. Cash used by financing activities for the six months ended June 30, 2009, included a decrease in  bank debts totaling $1.31 million; repayment of loan from a director of $0.38 million; repayment of capital lease obligations of $35,000; and cash dividends of $45,000 paid on our preferred stock.  Cash provided by financing activities for the six months ended June 30, 2009, included a decrease in restricted cash of $0.11 million.

As of June 30, 2009, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by approximately $0.54 million cash held in restricted bank accounts.  An Australian bank has provided a guarantee of about $0.11 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.50 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  A parent company guarantee has also been given as support for the rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced.  As of June 30, 2009, our contingent obligation under this guarantee was about $0.90 million.

In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan, which was repayable in equal installments over twelve months, was repaid by November 2008.  As of June 30, 2009, WEHK had no bank debt.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from a US bank.  The term loan was to be repaid ratably over 60 months.  Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company.  Under these two loan facilities, WLG (USA) had to maintain certain financial ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter.  The term loan of approximately $0.75 million was fully repaid in first half of 2008.  The line of credit had a balance of $0.13 million at the time it was repaid, which was on April 15, 2008.  These loans were repaid from the Group’s working capital and from a loan provided to the Group by a director.

Asean has a revolving loan facility in the face amount of approximately $3.22 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.54 million.  At June 30, 2009, Asean's bank debt under its revolving loan and overdraft facility was $1.27 million and $0.54 million, respectively, with interest rates of approximately 8.93% for the receivables line and 8.03% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

WCS has a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of eligible receivables of all three companies.  As of June 30, 2009, WCS owed approximately $1.24 million under this facility, which carried an interest rate of 5.25% per annum.  This loan facility is secured by all of the assets of WCS, WLG (USA), MSA and by a guarantee from the Group’s parent company.  The maturity date of this loan facility is September 30, 2009.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, calls for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  And in May of 2009, we hired approximately 10 individuals that that had previously worked with an international freight forwarding company doing business in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no money to hire these individuals,, but we did incur some capital costs and also added office space to our existing branch office in New York.  Finding and hiring capable and experienced personnel in this industry is a means to expand out services and increase our revenues at a minimal cost and is a practice that we will follow in the future as opportunities arise.  Our long-term strategy to acquire companies offering strong growth opportunities and to pursue aggressive internal growth has not changed.  However due to the global downturn in business that began in 2008, we have delayed any acquisition plans that we might have until there is greater visibility and certainty in the global markets that affect our industry.

Our approximate contractual cash obligations as of June 30, 2009, are set forth in the table below and are expected to equal approximately $0.40 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$600	$600	$—	—	—
Facilities rental and equipment leases	$5,197	$1,540	$1,594	$878	$1,185
Cargo space commitments	$2,630	$2,630	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$10,127	$4,770	$3,294	$878	$1,185

During the six months ended June 30, 2009 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Part II: Other Information

Item 1: Legal Proceedings:

As noted in our Report on Form 10-Q for the three months ended March 31, 2009, the Group was notified by several manufacturers in China that they intended to file claims against the Group unless payment was made to them for certain cargoes that were allegedly released by the Company without having proper documentation and for which the purchaser of the goods did not made payment.  Subsequent to March 31, 2009, two China manufacturers did file claims against the Group in the approximate amount of $125,000.  As of June 30, 2009, the Company had provided a reserve of approximately $148,000, including legal and related legal costs of about $23,000, to settle the above claims and, in July 2009, it made payment of approximately $125,000 in complete settlement of these claims.

During the three months ended June 30, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our Quarterly Report on Form 10-Q filed for the three months ended March 31, 2009.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in WLG's Annual Report on Form10-K for the year ended December 31, 2008, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Item 6. Exhibits.

Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: August 14, 2009	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: August 14, 2009	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).