Form 10-Q
period 2009-09-30
WLG INC
filed 2009-11-13
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐    Yes     ☒    No

On November 13, 2009, the registrant had 31,400,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2008, and in Item 1A of our Report on Form 10-Q for the three months ended June 30, 2009. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		20,638	31,604	50,690	98,963
Other services		19,437	24,975	50,359	69,318

Total revenues		40,075	56,579	101,049	168,281

Operating expenses
Cost of forwarding/customs		(33,941)	(49,319)	(84,771)	(147,311)
Selling and administrative		(6,239)	(6,115)	(17,249)	(18,202)
Depreciation and amortization		(251)	(319)	(741)	(958)

Total operating expenses		(40,431)	(55,753)	(102,761)	(166,471)

(Loss) Income from operations		(356)	826	(1,712)	1,810

Other (expense) income
Interest income		-	6	1	28
Interest expense		(154)	(241)	(456)	(680)
Other (expense) income, net		(6)	126	141	48

(Loss) Income before income taxes		(516)	717	(2,026)	1,206

Income tax provision		(150)	(267)	(92)	(494)

Net (loss) income		(666)	450	(2,118)	712

Dividends on preferred stock		(23)	(23)	(68)	(68)

(Loss) Income applicable to common stock		(689)	427	(2,186)	644

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		128	(243)	287	(163)

Total comprehensive (loss) income		(561)	184	(1,899)	481

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net (loss) income per share:

Basic (loss) earnings per share	2	(0.02)	0.01	(0.07)	0.02

Diluted (loss) earnings per share	2	(0.02)	0.01	(0.07)	0.02

Weighted average number of shares of common stock outstanding
Basic		31,400,094	31,400,094	31,400,094	31,400,094

Diluted		31,400,094	33,900,094	31,400,094	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At September 30, 2009 and December 31, 2008
(Dollars in thousands except share data and per share amounts)

		At September 30, 2009	At December 31, 2008
	Notes	US$	US$
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		1,456	2,402
Restricted cash		601	713
Trade receivables, net of allowance (2009:$865 ; 2008: $499)		16,780	15,246
Deposits, prepayments and other current assets		1,091	903
Prepaid tax		204	50

Total current assets		20,132	19,314

Property, plant and equipment, net		1,344	1,115
Deposits and other non-current assets		107	142
Deferred tax assets		387	248
Intangible assets, net		3,451	3,931
Goodwill		9,328	9,328

Total assets		34,749	34,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	3	585	466
Trade payables		9,908	8,092
Other accrued liabilities		3,161	2,702
Bank loans - maturing within one year	3	4,480	3,896
Current portion of capital lease obligations		90	72
Due to directors	5	620	990
Income tax payable		174	183

Total current liabilities		19,018	16,401

Non-current liabilities
Non-current portion of capital lease obligations		57	91
Other non-current liabilities		193	216

Total non-current liabilities		250	307

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value, $1,700)	6	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At September 30, 2009 and December 31, 2008
(Dollars in thousands except share data and per share amounts)

		At September 30, 2009	At December 31, 2008
		US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)		2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2008: 31,400,094) shares issued and outstanding		31	31
Additional paid-in capital		12,780	12,770
Statutory reserve	7	124	124
Accumulated other comprehensive loss
- Foreign currency translation adjustments		64	(223)
Retained earnings		780	2,966

Total stockholders' equity		13,781	15,670

Total liabilities and stockholders' equity		34,749	34,078

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

	Nine months ended September 30,
	2009	2008
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	(2,118)	712

Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	262	307
Amortization	479	651
Allowance for bad debts	455	190
Other non-cash items	11	7

Changes in working capital:
Trade receivables	(1,787)	1,262
Deposits, prepayments and other current assets	(153)	(36)
Trade payables	1,816	(1,638)
Other accrued liabilities	495	(140)
Due to directors	(54)	(432)
Income tax payable	(302)	155

Net cash (used in) provided by operating activities	(896)	1,038

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(369)	(221)

Net cash used in investing activities	(369)	(221)

Cash flows from financing activities:
Restricted cash	112	(64)
Bank overdraft	119	83
Net increase (decrease) in short term bank loans	584	(1,464)
Capital lease obligations paid	(53)	(85)
(Repayment to) and loans from directors	(375)	1,637
Dividend paid on preferred stock	(68)	(68)

Net cash provided by financing activities	319	39

Net (decrease) increase in cash and cash equivalents	(946)	856
Cash and cash equivalents at beginning of period	2,402	1,631

Cash and cash equivalents at end of period	1,456	2,487

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of September 30, 2009.

On April 1, 2005, WLG completed the acquisition of 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON also had an office in Detroit, Michigan. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON totaled $1,000 in cash and shares valued at $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers, which shipped products primarily between Asia and the United States.  As of September 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings.  Effective September 15, 2006, WLG (UK) acquired for cash the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs clearance and warehouse logistics services, mostly to UK based customers.  These activities are now carried on by WLG (UK).

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly-owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  As of September 30, 2008, all of Sea Systems’ operations had been combined with those of MSA.  MSA mainly serves customers that ship products from Asia to the US.

On July 31, 2007, the Group acquired all of the membership interests in World Commerce Services LLC (“WCS”).  WCS is based in Schaumburg, Illinois, and also has offices in New York and Los Angeles.  It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imported from Asia, mostly by sea, with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of September 30, 2009, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, have been made.  The results of operations for the three and nine months ended September 30, 2009 and 2008, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE

(Loss) earnings per share were computed as follows:
	Three months ended September 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(666)

Less dividends on Series A convertible redeemable preferred stock	23	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(689)	31,400,094	(0.02)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss applicable to common stockholders	(689)	31,400,094	(0.02)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(2,118)

Less dividends on Series A convertible redeemable preferred stock	68	2,000,000	0.03

Basic loss per share
Net loss applicable to common stockholders	(2,186)	31,400,094	(0.07)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss applicable to common stockholders	(2,186)	31,400,094	(0.07)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Three months ended September 30, 2008
	Income	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	450

Less dividends on Series A convertible redeemable preferred stock	23	2,000,000	0.01

Basic earnings per share
Net income available to common stockholders	427	31,400,094	0.01

Effect of dilutive securities
Employee stock options (Notes #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	23	2,000,000
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Net income available to common stockholders	450	33,400,094	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

2.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Nine months ended September 30, 2008
	Income	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	712

Less dividends on Series A convertible redeemable preferred stock	68	2,000,000	0.03

Basic earnings per share
Net income available to common stockholders	644	31,400,094	0.02

Effect of dilutive securities
Employee stock options (Notes#)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted earnings per share
Net income available to common stockholders	644	31,400,094	0.02

# :
For the three and nine months ended September 30, 2009, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 395,000 outstanding stock options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock.  For the three months ended September 30, 2008, common stock was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, or the exercise of 245,000 outstanding stock options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock.  For the nine months ended September 30, 2008, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, or the exercise of 245,000 outstanding stock options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock.  Under an agreement with the sellers of WCS, the Company was potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets were achieved during the 24 months ended July 31, 2009.  None of the earnings targets were achieved as of September 30, 2009 and 2008, and no further obligation exists.  The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At September 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Facilities granted
- bank guarantees	1,142	1,074
- overdraft facility	589	466
- revolving credit lines	6,490	7,261
- foreign exchange facilities	218	173
- lease facilities	254	173

Total bank facilities	8,693	9,147

The terms of the revolving loan and other bank facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $544 will expire within one year from September 30, 2009, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $120 and the overdraft facility have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $478 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The revolving loan facilities mature on various dates as follows: (i) a revolving credit facility of $3,000 on September 30, 2009 and (ii) a revolving credit facility of $3,490 is an on-going facility that is subject to review in 2009, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party.

The revolving credit facilities of $6,490 are secured as follows: (i) $3,000 is secured by all of the assets of WCS, WLG (USA) and MSA, including their accounts receivables as well as a guarantee provided by the Group’s parent company, and (ii) $3,490 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean.

WCS’s revolving credit facility in the face amount of $3,000 requires that WCS comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $1,000, which was reduced to $750 in December 2008. In addition, WCS is required at the end of each quarter to be in compliance with a tangible capital funds covenant, and it was not in compliance with this covenant at September 30, 2009. The bank has not restricted the use of this facility because of the covenant violation. This facility, which by its terms expired on March 31, 2009, was renewed and did mature on September 30, 2009, but was again extended and is to expire on November 16, 2009.  No amounts were charged by the bank or any third parties in connection with the renewals of this revolving credit facility.  Other than the following amendments, the terms of the facility when it was renewed after the March 31, 2009, expiration date are substantially the same as those of the existing facility that expired on March 31, 2009:

•	Maximum amount of the credit line was reduced to $3,000 from $4,500.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

•	Interest rate was increased to 2% over the prime rate of the bank from the previous interest rate which was the bank’s prime rate.

Following the expiration of this credit facility on September 30, 2009, the facility was renewed with the following changes:
•	Maximum amount of the credit line was reduced to $2,500 from $3,000, and
•	Matures on November 16, 2009.

WCS has negotiated an agreement with its exiting bank to extend the maturity date of its loan facility from November 16, 2009, to January 31, 2010. In addition WCS is in active discussions with other lenders to replace it existing loan facility.

Of the total bank guarantees of $1,142, one in the amount of $544 is collateralized by cash.  Another bank guarantee of $120 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.   The remaining bank guarantee of $478 is secured by a fixed and floating charge on all of WLG (UK)’s assets and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $589 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $218, which at September 30, 2009, had not been utilized.  Asean has a leasing facility of $254, with $37 outstanding as of September 30, 2009, and which is secured by the assets under lease.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of September 30, 2009, the leasing facility carried an interest rate of 7.68% per annum.  As of September 30, 2009, and December 31, 2008, the weighted average interest rates of the Group’s short-term bank borrowings were 6.98% and 7.27% per annum, respectively.

	At September 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Utilized
Committed lines
- bank guarantees	1,142	1,074
- overdraft facility	585	466
- revolving credit lines	4,480	3,896
- lease facilities	37	2

Total bank facilities utilized	6,244	5,438

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases.  The following table summarizes these approximate, future minimum lease payments for operating leases in effect as of September 30, 2009, and December 31, 2008:

	At September 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)

Within one year	1,528	1,365
Over one year but not exceeding two years	924	966
Over two years but not exceeding three years	638	567
Over three years but not exceeding four years	432	351
Over four years but not exceeding five years	395	290
Over five years	1,102	1,184

Total operating lease commitments	5,019	4,723

The Group has obligations under various operating lease agreements ranging from three months to nine years.  Rent expense under operating leases for the nine months ended September 30, 2009 and 2008, was $1,280 and $1,486, respectively.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of September 30, 2009, and December 31, 2008, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $1,977 and $2,420, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of September 30, 2009, and December 31, 2008, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $40. The Group believes that the ultimate liability, if any, for these claims, both filed and potential, will not have a material adverse effect on its financial position.

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
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims (Continued)

During the three months ended March 31, 2009, the Group was notified by several parties that they would file claims against the Group, unless payment was made to them for certain cargoes that were allegedly released by the Company without proper documentation and for which no payments were made by the purchaser of the goods.  Subsequent to March 31, 2009, two parties did file claims against the Company.  In July, 2009, the Company paid about $125 in final settlement of the claims.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005.  The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue.  The Group intends to vigorously defend each of the foregoing actions.  WCS has been advised by its legal counsel that it has been named as a third-party defendant for technical reasons and that the likelihood of any material liability being assigned to WCS is minimal, but is subject to the normal risks of litigation.  Management believes that the disposition or ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Group.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At September 30, 2009	At December 31, 2008
	US$	US$
	(unaudited)
Due to directors (Notes)

CW	620	615
DK	-	375

	620	990

Notes:

(i)
Amounts due to directors are unsecured and interest-free, except for a director loan of $600 (see note (ii) below) due to CW, which was used (i) as part of the consideration to acquire the membership interests of WCS, (ii) to repay certain bank loans and (iii) as working capital.  The directors’ loans carry an interest rate of 12% per annum.  The director loan of $600, by its terms, was to be repaid in 12 equal installments which were to begin on January 31, 2009, but see Note (ii) below. The remaining balance of $20 has no fixed repayment term.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group.   The Note bears interest at the rate of 12% per annum and is repayable in twelve monthly installments of $50, with the first installment due on January 31, 2009.  CW has agreed that payments due under this note may be deferred on a month-to-month basis.No principal payments had been made to CW as of September 30, 2009.  The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/or (iv) the termination of CW’s employment.

Additional details of transactions

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rent paid/payable
JWP	27	27	81	81

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the nine months ended September 30, 2009 and 2008, with directors/stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2009	615	375	990
Reclassification from accrued liabilities	60	-	60
Interest accrued	207	13	220
Interest paid	(184)	(13)	(197)
Repayment of loan	-	(375)	(375)
Repayment of advance	(78)	-	(78)

At September 30, 2009	620	-	620

At January 1, 2008	960	750	1,710
Loans from directors	1,637	-	1,637
Repayment of loan	-	(187)	(187)
Interest accrued	100	66	166
Interest paid	(40)	(66)	(106)
Expenses paid	(305)	-	(305)
Converted to redeemable preferred stock	(1,700)	-	(1,700)

At September 30, 2008	652	563	1,215

Note:

•	Expenses include amounts that were either paid directly to or for the benefit of CW.

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”).  In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001.  The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual, cumulative dividend equal to 12% of the stated value per share.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

For the nine months ended September 30, 2009, dividends of $153 on the Series B Preferred Stock were included in interest expense.

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

Minimum annual transfers to statutory reserves shall be at least 10% of a WOFIE’s after tax profit and shall be determined in accordance with PRC accounting rules and regulations.  Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital.  The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital.  No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC subsidiary.

During the nine months ended September 30, 2009 and 2008, no after tax profits have been appropriated to the general reserve, as the transfers shall be made at the end of 2009 and 2008.

8.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended September 30,
	2009	2008
	(unaudited)	(unaudited)
	US$	US$
Cash paid for:
Interest expense	456	621
Income taxes	240	339

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
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

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under FASB ASC 718, the compensation expense related to the fair value of stock options charged to the unaudited, consolidated statement of operations for the nine months ended September 30, 2009 and 2008, was $11 and $7, respectively.  As of September 30, 2009 and December 31, 2008, the compensation expense related to non-vested options totaled $9 and $20, and is expected to be recognized over 15 months and 24 months, respectively.  The total intrinsic value of the options outstanding and options exercisable as of September 30, 2009, and December 31, 2008, was nil.  No tax benefit was recognized for the stock option expense recorded for the nine months ended September 30, 2009 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008
(Dollars in thousands except share data and per share amounts)

9.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility(Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value (per share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table set forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000

Outstanding at September 30, 2009	395,000	0.92	7.32

Exercisable at September 30, 2009	268,333	1.05	6.51

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended September 30, 2009 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	7,708	8,506	17,094	29,426	15,273	18,647	40,075	56,579
Costs of forwarding/customs	(6,169)	(7,082)	(13,619)	(24,786)	(14,153)	(17,451)	(33,941)	(49,319)
Depreciation	(16)	(13)	(53)	(69)	(23)	(20)	(92)	(102)
Interest income	-	2	-	2	-	2	-	6
Interest expense	(15)	(23)	(42)	(78)	(28)	(50)	(85)	(151)
Other income (expense)	5	33	(14)	72	3	22	(6)	127
Selling and administrative expense	(1,154)	(991)	(3,315)	(3,911)	(1,280)	(1,075)	(5,749)	(5,977)
Taxation	(61)	(74)	(77)	(124)	(12)	(34)	(150)	(232)

Segment income (loss)	298	358	(26)	532	(220)	41	52	931
Unallocated parent company expenses							(718)	(481)

Net (loss) income							(666)	450

Property, plant and equipment – additions	30	12	23	29	35	16	88	57

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	During the nine months ended September 30, 2009 and 2008 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	17,162	29,509	45,701	86,166	38,186	52,606	101,049	168,281
Costs of forwarding/customs	(13,476)	(24,807)	(35,862)	(73,500)	(35,433)	(49,004)	(84,771)	(147,311)
Depreciation	(43)	(47)	(158)	(196)	(61)	(64)	(262)	(307)
Interest income	-	9	1	13	-	6	1	28
Interest expense	(47)	(72)	(110)	(249)	(79)	(142)	(236)	(463)
Other income (expense)	37	9	107	23	(3)	16	141	48
Selling and administrative expense	(3,148)	(3,497)	(9,614)	(10,817)	(3,310)	(3,438)	(16,072)	(17,752)
Taxation	(42)	(149)	(95)	(301)	45	(44)	(92)	(494)

Segment income (loss)	443	955	(30)	1,139	(655)	(64)	(242)	2,030

Unallocated parent company expenses							(1,876)	(1,318)

Net (loss) income							(2,118)	712

Property, plant and equipment – additions	73	45	211	112	122	64	406	221

(iii)	As of September 30, 2009 and December 31, 2008
	Air forwarding		Sea forwarding		Customs brokerage		Total
	At September 30, 2009	At December 31, 2008	At September 30, 2009	At December 31, 2008	At September 30, 2009	At December 31, 2008	At September 30, 2009	At December 31, 2008
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	4,870	4,965	10,211	10,530	6,851	5,240	21,932	20,735

Unallocated assets							12,817	13,343

Total assets							34,749	34,078

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

10.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and nine months ended September 30, 2009 and 2008, analyzed by geographical locations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	33	45	35	46
Asia and others	23	20	22	22
Australia	37	26	35	24
Europe	7	9	8	8

	100	100	100	100

(c)
The Group made no sales during the three months and nine months ended September 30, 2009 and 2008, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

11.	FAIR VALUE DISCLOSURES

Effective January 1, 2008, we adopted FASB ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”) which requires disclosures about our assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. We began to apply the provisions of ASC 820 to non-financial assets and liabilities beginning January 1, 2009.

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting our own assumptions, and include situations where there is little or no market activity for the asset or liability.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective in the third quarter of 2009, the ASC became the single source for all authoritative GAAP recognized by the FASB, and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations.  FASB ASC 805 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.  The Company will be required to expense costs related to acquisitions after December 31, 2008, if any.

In December 2007, the FASB issued FASB ASC 810, Non-controlling Interests.  FASB ASC 810 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued FASB ASC 815, Derivative and Hedging, an Amendment of FASB Statement No. 133 (“SFAS No.133”).  ASC 815 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  ASC 815 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of ASC 815 did not have a material impact on the Company’s financial position or results of operations.

In February 2008, the FASB issued FSAB ASC 820-10-65, Transition and Open Effective Date Information (“ASC 820-10-65”), which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until 2009.  The Group is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of goodwill and intangible assets impairment testing.  The Group adopted ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Group’s results of operations, financial position, and cash flows.

In June 2008, the FASB issued FSAB ASC 470-20, “Debt With Conversion and Other Option” (“ASC 470-20”).  The objective of ASC 470-20 is to provide transition guidance for conforming changes made to ASC 470-20-05, “Convertible Securities and Beneficial Conversion Features and ASC 470-20-35 “Contingently Adjustable Conversion Ratios”, that result from ASC 470-20-30 “Application Specific Instruments”, and ASC 480, “Distinguishing liabilities from Equity”.  This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. The adoption of ASC 470-20 is not expected to have a material impact on the Company’s financial position or results of operations.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

12.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2008, the FASB issued FSAB ASC 815, “Derivatives and Hedging” (“ASC 815”).  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock.  The adoption of ASC 815 did not have a material impact on the Group’s results of operations or financial position.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events” (“ASC 855), which established general accounting standards and disclosure for subsequent events.  The Company adopted ASC 855 during the second quarter of 2009.  In accordance with ASC 855, the Company has evaluated subsequent events through the date the financial statements were issued, which was on November 14, 2009.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FASB ASC 320, “Other-Than-Temporary Impairments” (“ASC 320”), (ii) FASB ASC 825, “Financial Instruments” (“ASC 825”), and (iii) FASB ASC 820, “Fair Value When Markets Are Not Active” (“ASC 820”), which are effective for interim and annual reporting periods ending after June 15, 2009. ASC 320 amends the other-than-temporary impairment guidance in the GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC 825 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures”. The impact on the adoption of the three related FSPs related only to the disclosures of the Company’s financial instruments and has no material impact on the consolidated financial position or results of operations. The disclosure requirements of ASC 820 are presented in note 11 to the consolidated financial statements.

In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the ASC. Accordingly, these accounting standards will remain authoritative until integrated:

Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfer of Financial Assets, an amendment of FSAB Statement No.140 (“SFAS 166”); and

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” ( “SFAS 167”).

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2009 and 2008

12.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 will not have a material impact on the consolidated financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The adoption of ASU 2009-05 is not expected to have a material impact on the consolidated financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This Accounting Standards Update provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of ASU 2009-06 did not have a material impact on consolidated financial position or results of operations.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, Earnings Per Share Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of ASU 2009-08 will not have a material impact on the consolidated financial position or results of operations.

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

WLG's business is conducted by its operating subsidiaries, which, as of September 30, 2009, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Mares-Shreve & Associates, Inc. (“MSA”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc., and in January 2004, changed its name to Wako Logistics Group, Inc. In December 2007, we changed our name to WLG Inc.  Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share.  On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock.   Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.

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

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) concluded in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services.  In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC.  WE China began operations in February 2005, and now provides freight forwarding services for air and sea exports and imports between China and the rest of the world.  WE China has nine offices in China, including offices in what we believe are four of China’s most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California and based in Torrance, California  ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers for shipments between Asia and the United States.  As of June 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).  Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to make acquisitions and conduct business in the UK.  Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”).  At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom.  As such, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding and warehouse logistics services, mostly to UK based customers.  These activities are now carried on by WLG (UK).   Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity with several mutual customers.

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

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash.  WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976.  Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services.  It serves a wide range of customers that primarily import products by sea from Asia, with a heavy emphasis on shipments from China.  In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, and Los Angeles, California.  Prior to the acquisition, the Group and WCS had not worked together.

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

As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road to and from most major production, trading and consumer locations throughout the world.  Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China for shipment to Australia and, to a lesser extent, to Europe.  However, with the acquisitions in the US, the Group is now focusing more of its attention on the US market.

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and warehousing of goods.  We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and/or in which we maintain agency relationships.  For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require the use of advanced tracking systems and access to sophisticated logistical networks in many countries, which we have established over the past 25 years.

Freight Forwarding and Value Added Services (VAS)

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

A significant portion of the expenses for our freight business is variable and relates directly to the amounts and volumes of shipments we book.  Direct transportation costs are our largest variable expense.  Personnel costs represent the second largest expense for our freight operations.   Over time, we have gained the experience necessary to allow us to project our staffing needs based on the number of customer orders we fulfill.   Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to adjust our staff levels for unexpected peaks and downturns in our business.

We derive a significant portion of our air freight revenues from the consolidation of cargo from a number of customers.  In this segment of our business, we always seek to combine a mix of light and heavy cargo in order to optimize the ratios of weight and cubic capacity for all air freight shipments.   In general, this improves our profitability on shipments where we are able to achieve this mix.

In order to ensure that we are able to maintain an “inventory” of cargo space on air carriers, we frequently commit to use a minimum amount of space with certain airlines prior to receiving orders from our customers.  To the extent we do not use such space; we incur a liability to the airlines.  In the normal course of our business, we seek to minimize the risk of loss from these minimum utilization contracts with the airlines by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill.  However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

We also have contracts with ocean shipping lines pursuant to which the shipping lines provide us a certain amount of container space at agreed rates over a period of time.  Under the normal operating practices of this industry, shipping lines often do not charge freight forwarders for space they are unable to utilize.  However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the allocated space or was unable to sell it to another freight forwarder.

As part of our freight forwarding business, we often provide Value Added  Services to our customers.  The provision of VAS continues to be a necessary and important part of our business and may cover a wide range of supply chain services.   As an example, we may provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels.  At the carton level, each carton remains unopened, which makes this a simpler service.  At the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets.  Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location.  As mentioned in the past, we see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country.  With the economic downturn that began in the latter months of 2008, we are seeing an increasing interest on the part of our customers to seek low-cost logistics and distributions services.  Thus, performing these services at the point of shipment in the country of manufacture may provide a more efficient and less costly means for a customer to store and distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Los Angeles, California and Schaumburg, Illinois.  In each location, we acquired an existing business.  Customs brokerage services are performed both for freight and brokerage customers as well as for brokerage only customers.  While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide.  In general, customs brokerage services include preparing all documentation required for the clearance of goods through customs and the collection of funds for the payment of import duties to the appropriate governmental agencies.  In addition, as part of our customs work, we often provide ancillary services which may include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our clients to pay the duty on their import shipments.  These advances represent a considerable use of cash and do carry a credit risk for us.  For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers.  Normally, countries have electronic payment procedures which allow importers to make payments directly to the government customs agency, and we have implemented programs to encourage and assist our customers to use these payment facilities.  If our customers do remit customs duties directly to their respective governmental agencies, we benefit by not providing cash, as well as avoiding the credit risk on the cash advances we might otherwise provide.

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS operations.  However, operating a brokerage practice gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

Generally, billings for customs brokerage services are based on the number of freight clearances we perform for a particular customer and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments.  The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area.  Personnel costs are the largest expense for this segment of our business. Lastly, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what our personnel needs are for each of our customs practices.

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

We work with over 300 overseas agents worldwide, many of whom that have offices in strategic cities around the world.  As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we may be able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices.  Given the importance of overseas cargo agents to our business, we think it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships.  Our mutual goal is to provide and receive increased business through our network of cargo agents.  Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.  However, because we normally have to split our fees with these cargo agents, the profit we earn per job is less than what we may earn if our own offices handled both the import and export sides of a shipping transaction.  In addition, it is more difficult to ensure the same level of service to a customer when part of a shipment is handled by an independent agent.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008.

Results of Operations

Our revenues for the three months ended September 30, 2009, continued to be affected by the economic downturn that began in 2008.  We booked less business for the three months ended September 30, 2009, than we did for the same period in 2008, and saw shipping rates worldwide fall by significant amounts, both of which reduced our top-line revenues.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos we shipped on behalf of our customers did negatively affect our profitability.

Total revenues for the three months ended September 30, 2009, decreased by about $16.50 million, or 29%, compared with the same period in 2008, down from approximately $56.58 million to $40.08 million.  Our Hong Kong operations reported decreased revenues of $1.87 million.  Revenues from our China offices fell by $0.33 million.  Our US operations reported a combined decrease in revenues of $12.48 million.  Of this total decrease, about $0.73 million is from WLG (USA), $2.08 million from MSA and $9.67 million from WCS.  In addition, WLG (UK)’s revenues fell by $2.18 million, while Asean reported an increase in its revenue by $0.36 million.

Gross profit decreased from $7.26 million for the three months ended September 30, 2008, to $6.13 million for the same period in 2009, for a decrease of $1.13 million, or 16%, primarily due to a decline in the volume of freight shipped by our customers and less clearances in our customs practice.

The Group's gross margin increased from 12.8% for the three months ended September 30, 2008, to 15.3% for the same period in 2009. The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various airlines and shipping lines and more favorable rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to our customers, result in lower gross revenues, but, in many cases, leave us with the ability to bill the same net amount for our services, regardless of the rates charged by shipping lines and air carriers.

Total operating expenses increased to about $6.49 million for the three months ended September 30, 2009, as compared to approximately $6.43 million incurred for the same period in 2008, for an increase of $0.06 million.  WCS established a new operation in May 2009 in New York and incurred additional overhead for this office. Moreover, additional expense was incurred for professional fees to assist the Group to meet its obligations under the Sarbanes-Oxley Act. For the three months ended September 30, 2009, salaries and related personnel costs decreased by about $0.08 million, or 2%, from $4.35 million to $4.27 million.  Other selling and administrative costs increased by approximately 11% from $1.77 million to $1.97 million, which, when combined with the decrease in personnel costs, resulted in a net increase of approximately $0.12 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.32 million to $0.25 million, or about 22%.  Most of this decrease relates to amortization expense for intangible assets.  There was no amortization expense for MSA for the three months ended September 30, 2009, because the cost basis of MSA’s intangible assets was written down to zero at the end of 2008.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK), decreased because of an extension in the useful lives of their intangible assets.  See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $0.67 million for the three months ended September 30, 2009, compared to net income of $0.45 million for the same period in 2008.  Hong Kong and China’s operations reported a combined net income of $0.53 million for the three months ended September 30, 2009, compared with net income of $0.74 million for the same period in 2008, for a decrease of approximately $0.21 million.  Our US operations incurred a net loss of $0.67 million for the three months ended September 30, 2009, compared to a net loss of $0.14 million for the same period in 2008.  Specifically, WLG (USA) and MSA reported net incomes of $74,000 and $23,000, respectively, while WCS posted a net loss of $0.77 million, all for the three months ended September 30, 2009, compared to a net loss of $90,000, net income of $41,000 and a net loss of $89,000, respectively, for the same period in 2008.  Our US operations were also impacted by the start-up of an operation in New York in May 2009, which increased WCS’s loss by about $0.21 million.  Asean reported a net income of $0.18 million for the three months ended September 30, 2009, compared to net income of $0.29 million for the same period in 2008.  WLG (UK) reported a net income of $9,000 for this period, compared to net income of $33,000 for the three months ended September 30, 2008. The parent company’s loss increased by about $0.24 million for the three months ended September 30, 2009, compared to the same period last year. During this same period in 2008, all costs for two officers were charged to operations.  In 2009, because of a realignment of responsibilities, the salaries of these two officers, which totaled about $0.16 million, were charged to the parent company.  In addition, professional fees of approximately $0.13 million were incurred in connection with a review of our reporting procedures for compliance with the  Sarbanes-Oxley Act.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $8.51 million for the three months ended September 30, 2008, to about $7.71 million for the same period in 2009, for a decline of $0.80 million.  Most of the decrease is attributable to our Hong Kong and China operations, which experienced a drop in revenues of $0.92 million and $0.16 million, respectively.  In addition, WLG (USA) and WLG (UK) reported decreases in their revenues of $0.10 million and $0.19 million, respectively. Revenues fell because of a lack of demand for products at destination and a reluctance of customers to incur the higher per unit costs to ship their goods by air.  The above decreases in revenue were offset by increases in the revenue of WCS and Asean, which reported higher revenues of $0.30 million and $0.27 million, respectively.

Cost of sales for our air freight operations decreased from $7.08 million for the three months ended September 30, 2008, to $6.17 million for the same period in 2009, mainly as a result of a decline in the volumes of cargo shipped and reduced freight charges.

The Group’s gross profit margin for its air freight business increased from 16.7% for the three months ended September 30, 2008, to 19.9% for the same period in 2009.   Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines for the three months ended September 30, 2009, compared to the same period in 2008.

Segment overhead for our air freight operations increased by approximately $0.17 million, from $1.07 million for the three months ended September 30, 2008, to $1.24 million for the same period in 2009.

Net segment income for our air freight operations is approximately $0.30 million for the three months ended September 30, 2009, compared to net income of $0.36 million for the same period in 2008.  Our Hong Kong and China air freight operations reported net incomes of approximately $0.25 million and $0.11 million for the three months ended September 30, 2009, respectively, compared to net incomes of approximately $0.22 million and $98,000, respectively, for the same period in 2008, for a combined increase of $42,000.  In addition, Asean and WLG (USA) reported net incomes of $37,000 and $11,000, respectively, compared to net incomes of $56,000 and net loss of $17,000, respectively, for the same period in 2008.  WCS posted a net loss of $0.11 million for the three months ended September 30, 2009, compared to a net loss of $4,000 for the same period in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $29.43 million for the three months ended September 30, 2008, to $17.09 million for the same period in 2009, for a decrease of $12.34 million.  All of our operating subsidiaries reported declines in their sea freight revenues.  For the three months ended September 30, 2009, WE China, WEHK, WLG (USA), MSA, WCS, Asean and WLG (UK) reported declines in revenue of $0.17 million, $0.95 million, $0.63 million, $2.39 million, $6.50 million, $0.78 million and $0.92 million, respectively, compared to the same period in 2008.   Mostly, the declines in revenue resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $24.79 million for the three months ended September 30, 2008, to $13.62 million for the same period in 2009, as a result of the decrease in cargo shipped and reduced shipping rates.

The Group’s gross profit margin increased from approximately 15.8% for the three months ended September 30, 2008, to 20.3% for the same period in 2009.  Gross margins tend to rise in periods of falling shipping rates because the amount we earn is compared to lower direct shipping charges from the ocean carriers. All direct shipping costs are recharged to our customers.

Total segment overhead attributable to our sea freight business decreased by $0.61 million, or 15%, from approximately $4.11 million for the three months ended September 30, 2008, to $3.50 million for the same period in 2009.  Most of this reduction is due to decreases in the overhead expense of WLG (USA) and WCS. The decrease in WCS and WLG (USA)’s overhead costs is mainly due to a decrease in its payroll costs stemming from a reduction in staff levels, and to cost cutting measures taken by these two companies. In addition, there was a reallocation of certain payroll costs from this segment to the parent company.

Net segment loss for our sea freight operations is approximately $26,000 for the three months ended September 30, 2009, compared to net income of $0.53 million for the same period in 2008.  WEHK and WE China reported a net loss of $56,000 and net income of $0.23 million, respectively, for the three months ended September 30, 2009, which compares to net incomes $0.26 million and $0.17 million for this period in 2008.  WCS reported a net loss of $0.39 million for the three months ended September 30, 2009, compared to a net loss of $56,000 for the same period in 2008.  Asean, MSA and WLG (USA) reported net incomes of $0.10 million, $21,000 and $63,000, respectively, for the three months ended September 30, 2009, compared to net incomes of $0.15 million, $40,000 and a net loss of $73,000, respectively, for the same period in 2008. Lastly, WLG (UK) posted a net loss of $5,000 for the three months ended September 30, 2009, compared to net income of $38,000 for the same period last year.

Customs brokerage services:  Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the three months ended September 30, 2009, revenues from customs brokerage services totaled approximately $15.27 million, compared to $18.65 million for the same period in 2008, for a decrease of about $3.38 million.  Some of the decline in revenues is due to the US companies paying less duty on behalf of their customers.  The US companies assisted their customers to use procedures that permit importers to make direct payment of import duties to the government on credit terms.  Direct and administrative costs for this segment totaled about $15.49 million, producing a net loss of $0.22 million for the three months ended September 30, 2009, compared to a net income of $41,000 for the same period in 2008.  The loss is attributable to WCS, which reported a net loss of $0.28 million for the three months ended September 30, 2009, compared to a net loss of $29,000 for the same period in 2008.  The remaining subsidiaries posted  a decrease of approximately $10,000 in their combined incomes for this segment.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.08 million, or 2%, from $4.35 million for the three months ended September 30, 2008, to $4.27 million for the same period in 2009.  Salary expense decreased mainly due to reductions in staff in our Hong Kong, US and UK operations. These decreases were offset by additional payroll cost for our new air freight operations in New York.

Rent

Rent expense for our facilities decreased by 4% from $0.51 million for the three months ended September 30, 2008, to $0.49 million for the same period in 2009, for an overall decrease of $0.02 million

Other selling and administrative expenses

Other SG&A expense for the three months ended September 30, 2009, totaled about $1.47 million, compared to $1.26 million for the same period in 2008, for an increase of $0.21 million.  This increase is partly attributable to approximately $0.13 million of professional fees incurred in connection with certain work for the Sarbanes Oxley Act and legal expenses of about $0.04 million.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased by $10,000, to $92,000 for the three months ended September 30, 2009, compared to $102,000 for the same period in 2008.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10-years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively, due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  It is the Group's policy to periodically review the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits from the intangible assets.  This review as of December 31, 2008, indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of WLG (USA) and WLG (UK)’s intangible were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009.  For the three months ended September 30, 2009, amortization expense totaled $0.16 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.  Amortization expense for the three months ended September 30, 2008 was $0.22 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $26,000, $49,000, $42,000, $22,000 and $79,000, respectively.

Interest Expense

Interest expense declined from $0.24 million for the three months ended September 30, 2008, to $0.15 million for this same period in 2009, for a decrease of $0.09 million.  Asean and WCS’s interest expense fell by $40,000 and $26,000, respectively, mainly as a result of a decrease in their bank borrowings.  The Group incurred interest expense of about $69,000 for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under US GAAP rules, the dividends on the Series B Preferred Stock are reported as interest expense.  The director loan and the Series B Preferred Stock carry an interest and dividend rate of 12% per annum.

Other income/expense

Other expense for the three months ended September 30, 2009, totaled $6,000, compared to other income of $126,000 for the same period in 2008.  The change from year to year is primarily due to foreign exchange gains and other miscellaneous items of other income during the three months ended September 30, 2008, and to foreign exchange losses attributable to the three months ended September 30, 2009.

Provision for Income Taxes

The provision for income taxes decreased from $0.27 million for the three months ended September 30, 2008, to $0.15 million for the same period in 2009.  Income tax of $0.15 million was provided on the net income of $0.59 million attributable to our Hong Kong, China and Australian operations, for an effective tax rate of 25%.  The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $1.06 million.   No tax benefit was recorded for the US losses. State income taxes of about $4,000 were provided for our US operations.  WLG (UK) had a pre-tax loss of $47,000 and no tax benefit was provided for its loss.  After giving effect to all losses and to amortization and other expenses for which no income tax deduction is allowed, the Group recorded an income tax provision of $0.15 million on its pre-tax loss of $0.52 million.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008.

Results of Operations

Our revenues for the nine months ended September 30, 2009, were adversely affected by the economic downturn that began in 2008 and which has continued throughout 2009.  Falling demand and declining shipping rates in the markets that we serve have resulted in us booking less business and posting lower revenues in the first nine months of 2009 compared to the same period for last year.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos shipped by our customers did have a negative impact on our earnings.

Total revenues for the nine months ended September 30, 2009, decreased by about $67.23 million, or 40%, compared with the same period in 2008, from approximately $168.28 million to $101.05 million.  Our Hong Kong operations reported decreased revenues of $10.20 million.  Revenues from our China offices fell by $3.91 million.  Our US operations reported a combined decrease in revenues of $42.58 million.  Of this total decrease, about $3.47 million is from WLG (USA), $5.07 million from MSA and $34.04 million from WCS.  Lastly, Asean’s revenues declined by $5.27 million, and WLG (UK)’s revenues fell by $5.27 million.

Gross profit decreased from $20.97 million for the nine months ended September 30, 2008, to $16.28 million for the same period in 2009, for a decrease of $4.69 million, or about 22%, primarily due to a decline in the volume of freight shipped by our customers.

The Group's gross margin increased from 12.5% for the nine months ended September 30, 2008, to 16.1% for the same period in 2009.  The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various air and shipping lines and lower rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to the customer, result in lower gross revenues, which are then measured against our fees.

Total operating expenses decreased to about $17.99 million for the nine months ended September 30, 2009, as compared to approximately $19.16 million incurred for the same period in 2008, for a decrease of $1.17 million.  In the face of reduced volumes and falling demand, we adopted a number of measures to reduce our overhead costs, including freezing salaries and making reductions in force throughout the Group.  For the nine months ended September 30, 2009, salaries and related personnel costs decreased by about $0.66 million, or 5%, from $12.62 million to $11.96 million.  Other selling and administrative costs decreased by approximately 5% from $5.59 million to $5.30 million, which, when combined with the decrease in personnel costs, resulted in a total reduction of approximately $0.95 million in operating costs, not including amortization and depreciation.  Moreover, the reduction in costs on a year to year basis would have been even greater except for higher bad debts experienced in 2009, compared to the same period in 2008.  Total bad debt expense in the nine months ended September 30, 2009, was about $0.45 million compared to just under $0.19 million for the same period in 2008.  This increase in bad debts resulted from several of our customers that were forced to file for bankruptcy.  We did tighten our credit policies in 2009, but these actions were not enough to prevent us from suffering higher credit losses. In addition, we incurred about $0.53 million in operating costs for an operation that we commenced during the second quarter in New York. We have also incurred professional fees of approximately $0.13 million for services performed in connection with the Sarbanes Oxley Act. Amortization and depreciation expense decreased from $0.96 million to $0.74 million, or about 23%.  Most of this decrease relates to amortization expense of intangible assets.  There was no amortization expense for MSA for the nine months ended September 30, 2009, because the cost basis of MSA’s intangible assets was written down to zero at the end of 2008.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK) decreased because of an extension in the useful lives of the intangible assets of each company.  See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $2.12 million for the nine months ended September 30, 2009, compared to net income of $0.71 million for the same period in 2008.  Hong Kong and China’s operations reported a combined net income of $1.24 million for the nine months ended September 30, 2009, compared with net income of $1.75 million for the same period in 2008, for a decrease of approximately $0.51 million.  Our US operations recorded a combined net loss of $1.47 million for the nine months ended September 30, 2009, compared to a net income of $19,000 for the same period in 2008.  WLG (USA), MSA and WCS reported net income of $0.24 million, net loss of $3,000 and net loss of $1.71 million, respectively, for the nine months ended September 30, 2009, compared to net loss of $0.11 million, net income of $0.18 million and net loss of $52,000, respectively, for the same period in 2008.  WCS' net loss of $1.71 million for the nine months ended September 30, 2009, includes a loss of $0.34 million attributable to the commencement in May 2009 of air freight operations in New York.  Asean reported a net loss of $17,000 for the nine months ended September 30, 2009, compared to net income of $0.40 million for the same period in 2008.  Asean’s net loss is mainly due to provisions for doubtful debts of approximately $0.25 million and $0.12 million for certain cargo claims during the nine months ended September 30, 2009.  WLG (UK) reported a net income of $5,000 for the nine months ended September 30, 2009, compared to a net loss of $0.14 million for the same period in 2008.  The parent company’s loss increased by about $0.56 million for the nine months ended September 30, 2009, compared to the same period last year.  Beginning in 2009, because of a realignment of responsibilities, the salaries and related costs for two officers, which totaled about $0.49 million, were charged to Group overhead. In 2008, all costs for these two officers were charged to operations. In addition, the parent company incurred professional fees of approximately $0.13 million in connection with the Sarbanes Oxley Act.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $29.51 million for the nine months ended September 30, 2008, to about $17.16 million for the nine months ended September 30, 2009, for a decrease of $12.35 million.  Most of the decrease is attributable to our China and Hong Kong operations, which experienced a decline in revenues of $3.37 million and $6.92 million, respectively.  Revenues fell because of a lack of demand for products at destination and a reluctance of customers to incur the higher per unit costs to ship goods by air. Our remaining subsidiaries reported a total decrease in their air freight revenues of approximately $2.06 million.

Cost of sales for our air freight operations decreased from $24.81 million for the nine months ended September 30, 2008, to $13.48 million for the same period in 2009, mainly as a result of a decline in the volumes of cargo shipped and a reduction in shipping rates for air freight.

The Group’s gross profit margin for its air freight business increased from 15.9% for the nine months ended September 30, 2008, to 21.5% for the same period in 2009.  Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines during the nine months ended September 30, 2009, compared to the same period in 2008.

Segment overhead for our air freight operations decreased by approximately $0.51 million, from $3.75 million for the nine months ended September 30, 2008, to $3.24 million for the same period in 2009.  This decrease is after incurring about $0.53 million for a new operation that commenced in May 2009 in New York to improve and expand our air freight capabilities in the US market.

Net segment income for our air freight operations is approximately $0.44 million for the nine months ended September 30, 2009, compared to net income of $0.96 million for the same period in 2008, for a decrease of $0.52 million.  Our Hong Kong and China air freight operations reported net incomes of approximately $0.50 million and $0.17 million, respectively, for the nine months ended September 30, 2009, compared to net incomes of approximately $0.69 million and $0.20 million, respectively, for the same period in 2008, for a combined decrease of $0.22 million.  In addition, Asean, WLG (UK) and WCS reported net losses of $62,000, $40,000 and $0.15 million, respectively, compared to net incomes of $79,000, $15,000, and a net loss of $2,000, respectively, for the same period in 2008.  WLG (USA) posted a net income of $25,000 for the nine months ended September 30, 2009, compared to a net loss of $22,000 for the same period in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $86.17 million for the nine months ended September 30, 2008, to $45.70 million for the same period in 2009, for a decrease of $40.47 million.  All of our operating subsidiaries reported declines in their sea freight revenues.  For the nine months ended September 30, 2009, WEHK, WE China, WLG (USA), MSA, WCS, Asean and WLG (UK) reported lower revenues of $3.29 million, $0.55 million, $2.90 million, $5.20 million, $21.69 million, $4.89 million and $1.95 million, respectively, compared to the same period in 2008.  In all cases, the declines in revenue suffered by our operating companies resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $73.50 million for the nine months ended September 30, 2008, to $35.86 million for the same period in 2009, as a result of the decline in the volumes in cargo shipped and falling shipping rates.

The Group’s gross profit margin increased from approximately 14.7% for the nine months ended September 30, 2008, to 21.5% for the same period in 2009.  Gross margins tend to rise in periods of falling shipping rates because the amount we earn per shipment is compared to a much lower revenue amount.

Total segment overhead attributable to our sea freight business decreased by $1.66 million, or about 14%, from approximately $11.53 million for the nine months ended September 30, 2008, to $9.87 million for the same period in 2009.  Most of this reduction is due to decreases in personnel costs and for reductions in legal and professional fees, travel and entertainment expenses.  The drop in personnel costs is partially due to the reallocation of certain payroll costs from this business segment to the Group’s parent company, and to a reduction in force throughout most of the Group.

Net segment loss for our sea freight operations is approximately $30,000 for the nine months ended September 30, 2009, compared to net income of $1.14 million for the same period in 2008.  WEHK and WE China reported net incomes of $0.18 million and $0.39 million, respectively, for the nine months ended September 30, 2009, which compares to $0.56 million and $0.31 million for the same period in 2008.  MSA and WCS reported net losses of $3,000 and $1.03 million, respectively, for the nine months ended September 30, 2009, compared to a net income of $0.17 million and a net loss of $33,000, respectively, for the same period in 2008.  WLG (USA), WLG (UK) and Asean reported net incomes of $0.21 million, $94,000 and $0.13 million, respectively, for the nine months ended September 30, 2009, compared to a net loss of $87,000, net incomes of $20,000 and $0.20 million, respectively, for the same period in 2008.

Customs brokerage services:  Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the nine months ended September 30, 2008, revenues from customs brokerage services totaled approximately $52.61 million, compared to $38.19 million for the same period in 2009, for a decrease of about $14.42 million.  Some of the decline in revenues is due to the US companies paying less duty on behalf of their customers and assisting them to use certain procedures that allow importers to make direct payment of customs duties to the government on credit terms.  Direct and administrative costs for this segment totaled about $38.85 million, producing a net loss of $0.66 million for the nine months ended September 30, 2009, compared to a net loss of $64,000 for the same period in 2008.  Most of the loss is attributable to WCS and Asean, which reported net losses of $0.52 million and $86,000, respectively, for the nine months ended September 30, 2009, compared to a net loss of $16,000 and net income of $0.12 million, respectively, for the same period in 2008.  MSA posted a net loss in this segment of approximately $1,000, which compares to a net income of about $10,000 for the nine months ended September 30, 2008.  WLG (UK) reported a net loss in this segment of $49,000 for the nine months ended September 30, 2009, compared to a loss of $0.18 million for the same period in 2008.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.66 million, or 5%, from $12.62 million for the nine months ended September 30, 2008, to $11.96 million for the same period in 2009.  Salary expense decreased mainly due to reductions in staff in our Hong Kong, US and UK operations.

Rent

Rent expense for our facilities decreased by 6% from $1.45 million for the nine months ended September 30, 2008, to $1.37 million for the same period in 2009, for an overall decrease of $0.08 million.  Rent expense of WLG (USA) decreased by $43,000 because the lease for its Chicago office expired at the end of September 2008, and was not renewed.  Shortly after the acquisition of WCS, all of WLG (USA)’s Chicago-based operations were moved to WCS’s Chicago office.  In addition, Asean and WLG (UK) reported a decrease in rental expense of $68,000 and $74,000, respectively, because of a weakening in their local currencies, and because WLG (UK) paid duplicate rent in the first quarter of 2008 as part of its move to new office and warehouse facilities.  WE China’s rent expense increased by $62,000 following its move to a larger warehouse facility in Shanghai at the beginning of 2009.

Other selling and administrative expenses

Other SG&A expense for the nine months ended September 30, 2009, totaled about $3.92 million, compared to $4.13 million for the same period in 2008, for a decrease of $0.21 million.  This decline is attributable to cost control measures taken by the Group towards the end of 2008.  Late in 2008, we took action to reduce and/or limit our general overhead costs and these measures, which are continuing in 2009, included cutting back on many of our discretionary costs.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $0.26 million for the nine months ended September 30, 2009, compared to $0.31 million for the same period in 2008, for a decrease of $50,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10-years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  The Group periodically reviews the estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review as of December 31, 2008, indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009.  For the nine months ended September 30, 2009, amortization expense totaled $0.48 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $24,000, $147,000, $72,000 and $240,000, respectively.  Amortization expense for the nine months ended September 30, 2008, was $0.65 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $77,000, $147,000, $125,000, $66,000 and $240,000, respectively.

Interest Expense

Interest expense declined from $0.68 million for the nine months ended September 30, 2008, to $0.46 million for this same period in 2009, for a decrease of $0.22 million.  WLG (USA) incurred no interest expense in 2009, compared to interest expense of $13,000 for the nine months ended September 30, 2008, due to the repayment in full in 2008 of its bank debt.  Asean and WCS’s interest expense fell by $93,000 and $117,000, respectively, mainly as a result of a decrease in their bank borrowings.  In addition, the Group incurred interest expense of about $0.21 million for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under US GAAP rules, the dividends paid on the Series B Preferred Stock are reported as interest expense.  Interest expense of $13,000 relates to a loan from another director, which was fully repaid as of June 30, 2009.  For the nine months ended September 30, 2009, the related interest expense on director loans and Series B Preferred Stock totaled $0.22 million. All director loans and the Series B Preferred Stock carry an interest and dividend rate of 12% per annum.

Other income/ expense

Other income for the nine months ended September 30, 2009, totaled $141,000, compared to other income of $48,000 for the same period in 2008, for an increase of $93,000.  The increaser for 2009 over 2008 is primarily due to an increase in miscellaneous items of other income.

Provision for Income Taxes

For the nine months ended September 30, 2009, the Group recorded a provision for income taxes of $92,000, compared to a provision for income taxes of $0.49 million for the same period last year.  Asean incurred an operating loss of $0.52 million for the nine months ended September 30, 2009, and recorded a tax benefit of $0.16 million, at the rate 30%, which is the statutory rate of tax applicable to Asean’s income.  Income tax of $0.23 million was provided on the combined net income of $1.16 million attributable to the operations of Hong Kong and China, for an effective tax rate of 20%.  The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $2.23 million.  No tax benefit was recorded for the US losses. State income taxes of about $18,000 were provided for our US operations.  WLG (UK) has a pre-tax loss of $0.14 million and no tax benefit was provided for this loss.  After giving effect to all losses and to amortization and other expenses for which no income tax deduction is allowed, the Group recorded an income tax provision of $92,000 on its pre-tax loss of $2.03 million.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2009, our operations used cash of approximately $0.90 million, compared with cash of $1.04 million provided by operations for the same period in 2008.  For the nine months ended September 30, 2009, cash was provided by the following sources: amortization and depreciation expense of $0.74 million; provision for bad debts of $0.45 million; other non-cash items of $11,000; an increase in trade payables of $1.82 million and an increase in other accrued liabilities of $0.49 million.  Major components that used cash for operations for the nine months ended September 30, 2009, include: net loss of $2.12 million; increases in trade receivables of $1.79 million, increases in deposits and prepayments of $0.15 million; decrease in due to director of $54,000 and a decrease in income tax payable of $0.30 million.

Net cash provided by financing activities totaled about $0.32 million for the nine months ended September 30, 2009, compared to net cash of $39,000 provided by financing activities for the same period in 2008.  Cash used by financing activities for the nine months ended September 30, 2008, included an increase in restricted cash of $64,000; a decrease in bank debt of $1.38 million; repayment of capital leases of $85,000 and cash dividends of $68,000 paid on preferred stock.  Cash provided by financing activities for the nine months ended September 30, 2008, included loans from directors of $1.64 million. Cash used by financing activities for the nine months ended September 30, 2009, included repayment of a loan from a director of $0.38 million; repayment of capital lease obligations of $53,000; and cash dividends of $68,000 paid on our preferred stock.  Cash provided by financing activities for the nine months ended September 30, 2009, included an increase in bank debt totaling $0.70 million and a decrease in restricted cash of $0.12 million.

As of September 30, 2009, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.54 million held in restricted bank accounts.  An Australian bank has provided a guarantee of about $0.12 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.48 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  A parent company guarantee has also been given as support for the rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced.  As of September 30, 2009, our contingent obligation under this guarantee was about $0.90 million.

In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan, which was repayable in equal installments over twelve months, was repaid by November 2008.  As of September 30, 2009, WEHK had no bank debt.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from a US bank.  The term loan was to be repaid ratably over 60 months.  Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company.  Under these two loan facilities, WLG (USA) had to maintain certain financial ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter.  The term loan of approximately $0.75 million was fully repaid in the first half of 2008.  The line of credit had a balance of $0.13 million at the time it was repaid, which was on April 15, 2008.  These loans were repaid from the Group’s working capital and from a loan provided by a director.

Asean has a revolving loan facility in the face amount of approximately $3.49 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.59 million.  At September 30, 2009, Asean's bank debt under its revolving loan and overdraft facilities was $1.94 million and $0.58 million, respectively, with interest rates of approximately 8.93% for the receivables line and 8.03% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

During 2008, WCS had a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of the eligible receivables of all three companies.  As of September 30, 2009, the maturity date of this facility, WCS owed approximately $2.54 million to the bank.  This loan facility, which carried an interest rate of 5.25% per annum, is secured by all of the assets of WCS, WLG (USA), and MSA and by a guarantee from the Group’s parent company.  The loan facility was renewed in October 2009 in the face amount of $2.5 million and is set to expire on November 16, 2009.  WCS is in active discussions to renew this facility on a short-term basis while it seeks a longer-term credit facility from another lender.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, calls for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  And in May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no money to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.  Finding and hiring capable and experienced personnel in this industry is a means to expand our services and increase our revenues and is a practice that we will continue as opportunities arise.  Our long-term strategy to acquire companies offering strong growth opportunities and to pursue aggressive internal growth has not changed.  However, due to the global downturn in business that began in 2008 and which is continuing in our industry, we have delayed any acquisition plans that we might have until there is greater visibility and certainty in the global markets that we serve.

Our approximate contractual cash obligations as of September 30, 2009, are set forth in the table below and are expected to equal approximately $0.34 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$600	$600	$—	—	—
Facilities rental and equipment leases	$5,019	$1,528	$1,562	$827	$1,102
Cargo space commitments	$1,977	$1,977	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$9,296	$4,105	$3,262	$827	$1,102

During the nine months ended September 30, 2009 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Part II: Other Information

Item 1: Legal Proceedings:

During the three months ended September 30, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our Quarterly Report on Form 10-Q filed for the three months ended June 30, 2009.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in our Annual Report on Form10-K for the year ended December 31, 2008, and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2009.

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

WLG INC.

Date: November 13, 2009	By:	/s/ Christopher Wood
Christopher Wood
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: November 13, 2009	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).