Form 10-K
period 2009-12-31
WLG INC
filed 2010-03-31
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2009

or

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

Registrant's revenues for its most recent fiscal year: $143,785,000

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by the average bid and asked price as of June 30, 2009, at which the stock was sold, was $1,380,634  assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 30, 2010, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

WLG INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2009

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A, and elsewhere, in this Report on Form 10-K for the year ended December 31, 2009. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

WLG's business is conducted by its operating subsidiaries, which, as of December 31, 2009, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), ,  Asean Cargo Services Pty Limited (“Asean”),  WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc.  In January 2004, we changed our name to Wako Logistics Group, Inc., and, in December 2007, we changed our name to WLG Inc. Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share. On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock. Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company. Kay O'Neill operated a US based logistics business, which primarily served its customers by providing services similar to those offered by the Group in Asia and elsewhere. At the acquisition date, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan.

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) signed in June 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services. In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC. WE China began operations in February 2005, and now provides logistics services as well as freight forwarding services for air and sea exports and imports between China and the rest of the world. WE China has nine offices in China, including offices in what we believe are four of China's most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California. At the date of acquisition, ALI was based in Torrance, California. ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers for shipments between Asia and the United States. As of June 30, 2008, all of ALI’s operations and administrative functions had been combined with those of WLG (USA).  Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG (UK) Holdings as a first tier subsidiary and WLG (UK) as a second tier subsidiary, to make acquisitions and conduct business in the UK. Effective September 15, 2006, WLG (UK) acquired the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“UK Co.”). At the date of this acquisition, UK Co. was in bankruptcy proceedings in the United Kingdom. As such, WLG (UK) purchased for cash the operating assets of UK Division on an “as is” and “where is” basis from the Administrator acting on behalf of the UK Co. This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, brokerage and warehouse logistics services, mostly to UK based customers. These activities are now carried on by WLG (UK). Prior to this acquisition, the Group and UK Co. had worked together in a limited capacity on several mutual customers.

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers. Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provides air and sea freight forwarding and related logistics services to its customers. The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country. Traditionally, the business of the MSA Group has been more focused on its customs brokerage practice than its freight forwarding operations. Prior to its acquisition by WLG, the MSA Group and WLG had not worked together. As of the end of 2008, all of the activities of Sea Systems have been taken over by MSA. Effective December 31, 2009, we merged MSA with and into WCS.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. It serves a wide range of customers that primarily import product by sea from Asia, with a heavy emphasis on shipments from China. In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, Atlanta, Georgia and Los Angeles, California. Prior to the acquisition, the Group and WCS had not worked together.

With the exception of performing administrative, oversight and regulatory tasks on behalf of the Group, no other business activities are carried on by the parent company, WLG Inc.

Industry

The global logistics industry consists of companies, large and small, that provide supply chain management, freight forwarding, distribution, warehousing and customs brokerage services.  Within the industry, there is a continuing trend for logistics companies to provide a wide range of non-freight forwarding services known as value added services (“VAS”). VAS include warehousing, scanning, pick and pack, inventory tracking, labeling and other related activities used to determine inventory needs, as well as services to hold, prepare and distribute product to wholesalers, retailers and to the ultimate consumer. Moreover, with the continuing technical requirements of this industry, customers expect their logistics providers to have and maintain sophisticated information systems to track shipments and provide timely shipment and delivery information to them. Given the growing level of technology required by the logistics industry, we believe that to be successful, companies in our industry must be able to provide their customers with integrated, global supply chain solutions. All of our operating companies use a single IT system that allows the Group’s clients to have global access to shipping data. As supply chain management becomes more complicated, we think it likely that customers of this industry will increasingly seek full service solutions from a single or limited number of service providers that are familiar with the requirements, processes and procedures for serving companies that do business globally.

Business Overview

We are a global, non-asset based freight forwarder providing supply chain logistics services, including freight forwarding, customs brokerage and VAS to our customers. As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production, trading and consumer locations throughout the world. Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China for shipment to Australia and to a lesser extent to Europe. However, with our acquisitions in the US, the group is now focusing more of its attention on the US markets.

For the year ended December 31, 2009, approximately 68.0 % of WLG’s revenues were derived from our freight forwarding operations and the remaining 32.0% were attributable to our VAS and customs brokerage business. Considering only our freight forwarding business, approximately 69.0% and 31.0% of our revenues were attributable to ocean and air freight shipments, respectively.

WLG does not own or operate any transportation assets such as aircraft, ships, river barges or railroads. Instead, we contract with companies owning these types of assets to provide the transportation and logistics services required for shipping freight on behalf of our customers. We have developed a core of skills that allow us to arrange shipments for many types of cargoes, including garments on hangers, electronic goods, auto parts, refrigerated goods, hazardous materials and perishable goods. In addition, we provide a portfolio of other services to our customers that may include customs brokerage, local pick-up and delivery and supply chain management services.

As an example of the normal services we provide, we will arrange for the pick-up of a shipment at the customer's location or third-party factory and either deliver the goods directly to a commercial carrier or to a warehouse where we may be engaged by our customer to provide certain VAS, such as packing or consolidation of a shipment before the goods are delivered to a commercial carrier. The goods are then delivered by the commercial carrier to the destination airport, port facility, warehouse, ship, or railway station. Upon the shipment's arrival, we may then, using either one of our offices or an overseas cargo agent, arrange for the delivery of the goods to the recipient's location. Although we deliver packages and shipments of any size, we focus primarily on large cargo shipments. Given the size of our average shipment and the fact that we are a non-asset based logistics provider, we do not generally compete with overnight couriers or expedited small package companies such as Federal Express Corporation, United Parcel Service of America, Inc. or the local postal services.

Much of our work is performed in conjunction with independent, overseas cargo agents. We have written agreements with some but not all of our overseas cargo agents. Our current practice is to execute agreements with all new agents. All of these relationships are non-exclusive and generally have no termination date. As a result, we normally engage the services of our agents on a shipment by shipment basis, depending on several factors, including shipping rates and the services required. Our costs for maintaining this network of cargo agents are not substantial, but do require considerable management time and travel.

Revenue derived from our freight forwarding services is generally earned on a job by job basis and is based on the rates that we charge our customers for the movement of their goods from origin to destination. Carriers contract directly with us, not with our customers, and, as such, we are responsible for the payment of the carriers’ charges. In assuming the responsibility for the shipment of our customers' goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since some shippers may not carry insurance sufficient to cover all potential losses or may dispute liability, we also carry insurance to cover any unreimbursed claims for goods that may be lost or damaged. For our custom brokerage business, we are generally compensated for each clearance of the customer’s goods, based on fees negotiated with the customer.  Our revenues for the VAS that we perform are normally based either on fees for storage or on services performed.

We act principally as a service provider to add value and expertise in the procurement and execution of a full range of transportation services for our customers. Reported gross revenue represents the total amount charged for the services we provide to our customers. Our costs for transportation and handling services include only the direct costs of transportation, including ground transportation, rail, ocean, air and other directly-related costs.  In addition, to ensure that we are able to maintain an “inventory” of space on air carriers, we frequently commit to space with airlines prior to receiving orders from our customers. To the extent we are unable to use such space, we incur a liability to the airlines. We also have contracts with shipping lines that guarantee to us a certain amount of container space at agreed rates. Under the normal operating practices of this industry, freight forwarders do not incur a liability to the shipping lines for space not utilized, but shipping lines retain the right to require payment for unutilized space. Our gross profit (gross revenues less the direct costs of transportation, handling and services) is the primary indicator of our ability to source, add value and resell transportation and other services that are provided by third party owners of the  transportation assets.

As noted earlier, we utilize a network of freight forwarding agents around the world. We in turn act as an overseas agent for other cargo agents. Under these arrangements, each party performs services for the customer of the originating agent. Commissions earned on air and sea freight shipments are generally shared equally between us and the applicable cargo agent, but on some shipments different revenue sharing arrangements may apply.

In the normal course of business, we may be the originating agent for exports, and, for imports, we may provide services to an overseas agent. In general:

Our cargo agents:

•	Collect freight on our behalf for shipments routed to the designated location, which may be anywhere in the world;

•	Arrange local delivery of the goods;

•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for various shipments, and also customs clearance; and

•	Provide sales and marketing support.

For our cargo agents, we;

•	Arrange for shipments of cargo from the point of origin to the point of destination;

•	Provide local pick-up and transshipment services from point of origin to the consignee;

•	Provide break-bulk services, (i.e. consolidation and deconsolidation) for some shipments, and also customs clearance and local delivery of goods; and

•	Provide warehousing, storage and other value added services such as pick & pack, bar coding and quality control inspection.

Operations in Hong Kong

Hong Kong, as a Special Administrative Region (“SAR”) of the PRC, is under the Basic Law of Hong Kong, a mini-constitution which was codified prior to the return of Hong Kong in July 1997 by the British government to the PRC (the “Handover”). Since the Handover, the Chinese government has respected the new law; however, we accept that the PRC may choose to make major changes to the law. Notwithstanding that there is no certainty as to the plans that China may have for the SAR, the evidence to date suggests that China intends to respect the autonomy of Hong Kong. It is important to our business that the Basic Law of Hong Kong continues as currently applied because the Hong Kong legal system provides a stable framework not only for our business operations, but also for our customers. In addition, the applicable fiscal regulations, legal structure and tax rates in Hong Kong are simpler, better understood and lower, and therefore more beneficial to our business, than the commercial laws, tax rules and rates imposed on businesses in China. Our two companies in Hong Kong, WEHK and WAE, provide traditional air and sea freight forwarding services to our customers and support our offices in other countries. In addition, they also act as the local agent for shipments of originating cargo agents in other parts of the world. Some limited value added services are performed by our Hong Kong companies, but with the opening of China, the differential in wage rates and the expanding production in the PRC, most VAS activities we provide are now performed at the major manufacturing and shipping centers in China.

Operations in China

Following the commencement of operations in the PRC in February 2005 by our wholly-owned subsidiary, WE China, our revenues in China have grown from about  $10.3 million for the year ended December 31, 2005, to $19.0 million for calendar year 2009. In establishing our offices in China, we were able to take advantage of the CEPA, signed in June 2003, between the PRC and Hong Kong, which permitted Hong Kong companies to establish wholly-owned enterprises in the PRC to provide a full range of freight forwarding and logistics services to local and international customers. Our ability to continue operations and grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as adopting and maintaining a stable legal and economic environment for foreign companies.  As of the start of 2008, we had received approvals to conduct a full range of freight forwarding and logistics operations in Beijing, Shanghai, Shenzhen and Guangzhou, four of China's key commercial cities. We maintain five other offices located throughout China, and of these, four are now full service offices and are located in Tianjin, Ningbo  Qingdao, and Xiamen, which we opened in 2009.   Our remaining office is classified as a liaison office, and is located  in Dalian As business increases, we will apply to have our Dalian office converted to a full service office.  Our offices in China provide air and sea freight forwarding and local transportation services and VAS to our customers as well as acting as an agent to overseas freight forwarders. Consistent with prior years, we continue to see an increased interest on the part of our customers to have our China offices provide a wider range of value added services. The revenues from this part of our business are small. However, we do see a growing need for VAS in China, so that as the global economies recover, we will likely have to add more resources to increase our capacity to provide value added services to our overseas customers. In January 2009, we did add additional warehouse space in to accommodate customer demands for VAS.

Operations in Australia

We operate our business in Australia through a wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open import and export environment. Asean provides air and sea freight forwarding, customs brokerage services and VAS to its customers, with a concentration on a large number of Australian businesses that import goods into Australia from China and other parts of Asia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customer base, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe, particularly in tandem with the offices we have acquired over the past years in these jurisdictions. In mid 2007, Asean opened a leased warehouse facility in Melbourne in response to the requests of several of its customers to provide warehousing and distribution services. Even with the current slowdown in business, Asean intends to continue to look for opportunities to establish offices in other Australian cities, as well as in New Zealand, but will do so only when the economy in each country improves.

Operations in the USA

In April 2005, we acquired all of the voting interests of Kay O'Neill, which was based in Des Plaines, and which is  a suburb of Chicago, Illinois. As part of the process to create brand identity for the Group in the North American market, we changed Kay O’Neill’s name to WLG (USA) LLC in June 2005. WLG (USA) opened a branch in Taylor, Michigan, (a suburb of Detroit) in June 2005. Effective October 2005, WLG (USA) acquired all of the voting stock of ALI, a company based in Torrance, California, and which continued to do business under the name Asean Logistics Inc. During 2006, all of ALI’s operations, except for sales, were transferred to WLG (USA)’s Chicago office, and discontinued the use of the name Asean Logistics Inc. By the end of 2007, all of ALI’s sales operations had been transitioned to WLG (USA)’s Chicago office.

As part of our expansion strategy, the Group acquired MSA in December 2006, which had offices in Seattle, Washington, and Long Beach, California. Each of these offices has a customs practice and the Seattle office also carries on a freight-forwarding and logistics business. With this acquisition, we obtained two locations in the US that provide customs clearance services. Having an in-house customs practice provides us with a competitive advantage in the US market by ensuring that we can offer an increased range of services to our US customers.

On July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash. WCS, which was incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976. Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services. WCS has offices in Long Island, New York, Atlanta, Georgia (sales and operations support only) and in Los Angeles, California. Prior to the acquisition, the Group did not have offices in the key gateway cities of New York and Atlanta.

Following the acquisition of WCS, the Des Plaines office of WLG (USA) was closed and all of its Chicago based personnel and operations moved to WCS’s office in Schaumburg, Illinois. As a consequence of these changes, WCS assumed management and oversight for all of the Group’s US business and has responsibility for our day-to-day operations in the US.  Not all companies in the US had used the Group’s operations and financial software, but a project was completed in 2009 by which these companies have now fully implemented the Group’s software.

Our plans for the US are to eventually merge all of the operations in the US into WCS and then change its name to WLG (USA). Most of WCS’s revenues are derived from import transactions and customs services, with the vast majority of its freight forwarding business being sourced in Asia, mostly from China. In contrast, WLG (USA)'s main focus is on export forwarding from the US to Europe, Asia, Bermuda and the Middle East. However, during 2006, WLG (USA) began a sales and marketing effort to obtain more import business, particularly from Asia. Acquiring WCS added a large import business to our US operations and has provided additional business to our offices in Hong Kong and China, and has increased our volume of import shipments to the US from Asia. With the acquisition of MSA in late 2006, the Group acquired a customs practice and freight forwarding business on the West Coast, with offices in the gateway cities of Seattle, Washington, and Long Beach, California.  Following the WCS acquisition, the WCS and MSA operations in the Los Angeles area were consolidated into one location. As part of the consolidation efforts to combine the operation of WCS and WLG (USA) and to streamline our US operations, we discontinued our presence in Houston, Texas.  And effective December 31, 2009, MSA and WCS completed a statutory merger by which WCS acquired all of the assets and liabilities of MSA.

The US freight forwarding business is highly regulated and our US companies have all of the permits and approvals that are required by them to conduct business in the US.

Operations in the United Kingdom

In September 2006, we purchased for cash a freight-forwarding and logistics business located in Manchester, England, using a second-tier, wholly owned UK subsidiary, WLG (UK), and that business is now conducted by WLG (UK). Prior to the acquisition, the Manchester business was a branch of a freight forwarding company that was headquartered in London.

The Manchester business is a full-service logistics provider with a long-standing VAS business. In February 2008, WLG (UK) moved both its office and warehouse operations to a new leased facility of approximately 40,000 sq. ft., which is more than double the size of its prior location. WLG (UK) serves a large number of customers that import product from Asia and also has some key customers that import goods from the US. In addition, its export business includes a significant amount of shipments that go to Bermuda. Our offices in China, Australia and the US now work closely with WLG (UK). We expect these synergies to continue.

WLG (UK) also provides in-house customs brokerage services, but this practice is common among freight forwarders in the UK, and provides only marginal gross income to our UK operations.

WLG (UK) has fully implemented the Group’s operating and financial software. In reviewing the UK market, the Group believes it will eventually need to open an office in London and continues to look for an opportunity to acquire a London-based freight forwarding business, but, with the recent downturn in global trade, these plans have been put on hold.

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

We work with over 600 overseas agents worldwide, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we have been able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices. Given the importance of these overseas cargo agents to our business, we believe it is critical that senior management be involved on a regular basis with them to maintain and strengthen these working relationships. Our mutual goal is to provide and receive increased business through our network of cargo agents. Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.

Our Services

Key to developing and growing our core business of freight forwarding and logistics services is our ability to consistently provide cost-effective, reliable and personalized services to our customers. To this end, we always seek to use our Group offices, our global network of agents, information technology systems, relationships with transportation providers and expertise in logistics services to improve our customers' supply chain management, all with the goal of strengthening our customer relationships to the point that we become their logistics partner.

Many of our competitors may offer only one type of transportation carrier or limited services to their customers. However, as  many customers grow their business, they will likely have a need to utilize more than one type of transportation carrier. For example, a customer may source product from an inland factory in China which would require it to transport a container by truck, have it loaded via a feeder boat and then transported by a large cargo vessel or aircraft. A customer in this situation would have to engage three separate transportation agents to ship its goods. Next, the customer may then need third party assistance to store and pack its goods. By contrast, as a multi-service provider offering ground, air and sea freight forwarding and VAS, we can provide our customers with one-stop transportation solutions, arranging for all necessary forms of transportation at the same time, as well as a wide range of warehousing and distribution services.

We have a diverse customer base. Our customers operate across a wide range of industries, which include textile and apparel retailers, a broad range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. For our Asian operations in calendar year 2009, approximately 80% of our freight customers were direct shippers or importers, and the remaining 20% were other freight forwarders who co-load with us when we have excess capacity. To the extent possible, we charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.  However, due to the need to utilize space or fulfill contracts with carriers, we may not be able to charge market rates to some co-loaders.

One air freight carrier, Qantas Airways Limited, accounted for approximately 14.8% of our air freight shipping activity for the twelve months ended December 31, 2009. Orient Overseas Container Line, Ltd., a major shipping line, accounted for approximately 7.9% of our sea freight business for the year ended December 31, 2008.

Freight Forwarding Services

On instructions from of our customers, we routinely arrange for the import and export of many types of goods, including garments, electronics, auto parts, fabrics, books, and perishable foods from and to Hong Kong, China, Australia, UK , US and other countries around the world .

An import or export freight forwarding transaction usually commences when we receive a shipment advice from a customer, overseas agent, or shipping agent listing the location, quantity and nature of cargo shipped or to be shipped and the expected date of arrival or departure. We promptly notify the relevant shipment details to the consignee of the cargo, and, depending on the consignee's instructions, we may arrange with third parties that own transportation assets for all forms of transportation within the supply chain to ensure that the product reaches the consignee by an agreed date.  In addition, we may provide customs brokerage and clearance services and, if required, we will arrange for other services such as temporary storage, local delivery and distribution. In cases where we provide local delivery of cargo, we contract with subcontractors to provide such services. Implicit in our freight forwarding business is the importance of having and maintaining sophisticated software programs that allow for the timely tracking and identity of shipments. We continually review our ability to provide these services and have taken steps to integrate our freight tracking programs with our VAS work.

We derive our income from air and sea freight forwarding services from the receipt of handling, delivery and other amounts charged to our customers and from commissions and other service fees paid to us by our overseas agents.

Custom Brokerage Services

With the acquisitions of Asean in 2005, WLG (UK) and MSA in 2006 and WSC in 2007, we added an in-house brokerage capability to our portfolio of services for each of our major markets. Customs brokerage services are performed for freight and brokerage customers and brokerage only customers. While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide. In general, customs brokerage services includes preparing all documentation required for the clearance of goods through customs and collecting and making payment of import duties to the appropriate governmental agencies. In addition, our customs personnel will often provide ancillary services which could include assistance with customs examinations, advice on duty rates and regulations as well as arranging for the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our customers to pay the duty on their import shipments. These advances represent a considerable use of cash and causes us to incur  a credit risk. For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers. Normally, countries have electronic payment procedures which encourage the importer to make payments directly to the government customs agency, and we have implemented programs to inform and assist our customers to use these payment facilities. If our customers do remit customs duties directly to the respective governmental agency, we benefit by not providing cash, as well as avoiding the credit risk on the cash advances that we might otherwise provide.

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS operations. However, operating a brokerage business gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

Generally, billings for customs brokerage services are based on the number of freight clearances for a particular shipment and may often include the costs and mark-up for ancillary services such as arranging for the local delivery of goods and the preparation, pick-up and delivery of documentation for such shipments. The amounts we bill are normally similar to what other brokerage companies charge in a specific geographical area. Personnel costs are the largest expense for this segment of our business, and, because this part of our business tends to be stable and recurring, we are able to estimate with a fair degree of certainty what our personnel needs are for this business segment.

Value Added Logistic Services (“VAS”)

VAS is growing as a source of revenue for the Group and includes distribution, warehousing, pick and pack for direct shipments to retail stores, preparation of goods for sale in stores, such as placing garments on hangers, packaging garments and price-ticketing them, bar coding items or cartons for more efficient processing at destination, quality control inspection and information management. During 2007, Asean  leased a warehouse facility in Melbourne and now provides VAS to a number of its customers.  WLG (UK) has a well established VAS business in Manchester, and in February 2008, moved to a new warehouse facility with about  42,000 sq. ft. of space, which is double that of its old warehouse. The Group hopes to use the experience gained in Australia and the UK as a guide to expanding its VAS business in other locations, once the economic recovery makes it economically attractive to take on more leased warehouse facilities.

As an example of the services listed above, the VAS we provide may involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing them in individual containers for shipment to the customer's distribution centers or retail outlets. Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location. We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country. In addition, performing these services at the point of shipment in the country of manufacture may provide our customers with a more efficient and less costly means to store and distribute their products.

WLG has invested in an automated software system that accepts customers' orders and logs allocations electronically. Packing instructions and bar code labels are then produced electronically, with the system assuring the integrity of the packing process through computer controlled scanning. We have completed a project to place all operations in the Group on a central computer system that will enhance the ability for customers to access information about their shipments and the VAS performed by us. By having all information on a central computer system, a customer of any Group company will be able to view the status of its shipments and other services, regardless of which Group company or companies are involved in the supply chain for each of its shipments.

An important benefit of providing VAS is that it helps to “lock in” the relationship between the Group and its customers. A logistics relationship founded on VAS necessitates a very close interaction between the customer and the Group. In providing these services, our personnel and technology form essential elements in the customer’s supply chain, helping to make each Group company a logistics partner with its customer.

Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store, process and/or prepare for shipment.

 In general, we believe the advantages of providing value added services to our customers are:

➢	Increased revenues and profits

➢	Integration with customer’s business

➢	Better customer relations

➢	More stable revenue stream

➢	Greater competitive advantage

➢	Improved customer retention

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

Customers

We have a very broad and varied customer base, including garment manufacturers and retailers, shoes, textiles, household electrical products, auto parts, medical products, food products, office and residential furniture, industrial plant and machinery, major household appliances such as refrigerators, freezers and microwave ovens, household entertainment appliances, hardware, kitchenware, books and magazines, and giftware. In the year ended December 31, 2009, we served about 5,800 customers on a recurring basis. Moreover, we believe that the diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2009, no customer accounted for 10 % of our air, sea or customs revenues.

Generally, our customers wish to retain the flexibility to choose freight forwarders on a shipment by shipment basis, and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time because of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a shipment by shipment basis, rather than under the terms of an on-going contractual relationship. However, we do have some customers which enter into contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices, and with many of our customers, we do provide freight forwarding services on a continuing basis for most of their shipments.  In addition, some customers have contracted with us to provide then with VAS

In general, all of our customers, regardless of the size of their businesses, require us to provide them with rate quotations as a condition to engaging our services. Our rates are normally subject to fluctuation and are adjusted according to changes in the market. As a result, the freight rate quotations we provide do not always guarantee that a particular customer will use our services for any one shipment, or that it will continue to have its cargo shipments arranged by us.

It is not unusual for a customer to seek quotations from several agents in order to obtain the lowest rate for any particular shipment. If a customer has a large shipment, it may award the shipment based on several criteria, which may include  the lowest rates, available space or the fastest transit time. Therefore, although we might lose the business of a customer with respect to any one shipment, we may be successful in obtaining additional business from that customer with respect to future shipments.

Some of our business is conducted with other freight forwarders who are also our competitors, as in the case where we use the services of other cargo agents. Since these companies may handle customs clearance and local delivery of goods for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Moreover, because these competitors may also be major freight forwarders serving the same routes as we serve, they may attempt to solicit our customers directly for their business. We expend substantial efforts to retain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of the shipments we arrange for our customers to these other freight forwarders.    With the in-house customs practices of Asean, WCS, MSA and WLG (UK), respectively, we believe we have mitigated, to a certain extent, the likelihood of losing freight customers to other forwarders that have in-house customs capabilities.

As noted earlier, we also conduct part of our business through unrelated, overseas agents. We cannot control the level of service provided by these agents, and, as such, we may risk losing business as a result of problems our customers may encounter in dealing with these agents.

Due to the nature of the freight forwarding and logistics industry, we must continuously seek new customers as a means of growing our business. As previously mentioned, we generally do not have contractual arrangements with our customers.  Some companies with high-volume shipping requirements may enter into contractual arrangements with larger freight forwarders to handle their shipping and related logistics needs. Because we lack branch offices in some key gateway cities, we may be at a competitive disadvantage and may not be in a position to compete for large, international customers. In these cases, we would have to rely on overseas agents to serve these types of customers, and this may be unacceptable to them.  As a result, there can be frequent changes in our customer list, and we may not be able to maintain our service relationship with any particular customer.

Sales and Marketing

We are committed to providing competitive pricing and efficient, reliable services to our customers worldwide. We believe the Group has good relationships with its customers, overseas agents and its service providers such as major airlines and shipping lines. Also, we believe that our experience in identifying and working with overseas agents to ensure compatibility with our operations, as well as the ability of our personnel to foster and maintain these valuable relationships, are key factors to maintaining a high service level and are important factors in contributing to our growth.

Our sales and operational personnel are responsible for marketing our services to a diversified base of customers and for establishing new customer relationships. Sales and operational personnel in each of our operating companies make regular visits to existing and potential customers to obtain current information on their shipping requirements, VAS needs and to gauge customer satisfaction. During these visits and throughout the year, our personnel often provide customers with suggestions to improve the cost-effectiveness and efficient delivery of their goods, and will recommend services intended to meet the customer's particular needs as to VAS, seasonal demands and special services that may be unique to certain types of shipments.

Our marketing and sales efforts are directed primarily to senior management, distribution, procurement and marketing managers of businesses which we believe have substantial requirements for the international transportation of cargo.

As part of our on-going efforts to increase revenues and operating profits, we have targeted China and the US as areas where we want to expand our sales and marketing forces.  In each of these markets, we have increased the number of sales personnel, and we are looking to expand the range of services we offer in each location.  As an example, we have identified domestic customers and additional VAS as growth opportunities in China. In the US, our plans call for us to increase our air-freight business, which we did in 2009 by adding new personnel in our New York office who specialize in handling  air-freight shipments.

We also depend on our cargo agents to actively market and coordinate our freight-forwarding business in their respective markets.

Transaction currencies and credit

Our transactions are denominated in a variety of currencies, including Hong Kong dollars, Australian dollars, Chinese Renminbi, Euros, US dollars and British pounds, but our operating results are reported in US dollars. Exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the US dollar at 7.75:1. However, we do face the possibility of currency losses for the fluctuations of other currencies against the US dollar, and, in the past, we have taken specific steps to mitigate currency losses. As an example, in response to an appreciation in the Chinese Renminbi, we now invoice certain customers in that currency instead of the US dollar, which is the billing currency we previously used. We did experience exchange losses in 2008 due to the rapid decline in the value of the British pound and the Australian dollar against the US dollar, but in 2009, we recorded a small exchange gain for all of our operations.    As our sales grow, and, particularly in different currencies, we will continue to review our exposure to currency losses, and where cost effective, we will take actions to lessen these exposures.

Sales are generally made on credit, with freight customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis, which requires that a customer pay for our services as a condition to having its goods released. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount. Credit terms for our customs brokerage practices are shorter than for our freight business, and include credit for both our services and the duty advances that we make on behalf of our customers. Credit terms for this part of our business usually vary from 7 to 15 days.  Because of tightening credit, exchange fluctuations and the overall decline in the global economy, especially in the last quarter of 2008 and which continued through 2009, we have intensified our scrutiny of both credit terms and the financial strength of our customers.

We generally receive 30 days credit from airlines, but many airlines require that we provide bank guarantees to ensure payment by us. As a condition of providing these bank guarantees, the banks require that we place cash deposits with them to support the guarantees. In contrast, shipping lines normally do not grant credit to their customers, but we do receive some credit in limited cases. For shipping lines, we are usually required to pay a carrier three days prior to the arrival of the vessel at its destination.

Competition

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so, particularly given the downturn in business that began in 2008 and which has continued for all of 2009. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members' shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated as service providers to the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

Competitive factors in the freight forwarding and logistics industry include reliability and scope of service, price, available cargo space, industry specific knowledge, technological and VAS capabilities and efficient tracking systems.

Our principal competitors are UTI Worldwide Inc., DHL Logistics, DB Schenker, Kuehne & Nagel Logistics, Inc., Panalpina World Transport (Holding) Ltd., Ceva, Inc., Expeditors International of Washington, Inc. and a host of local and regional freight forwarders. All of the named companies are considerably larger, have greater resources than us, and generally conduct their businesses through their own offices located around the world, rather than using independent agents as we do. The fact that many of our competitors have greater resources than we do may provide them with the ability to attract larger multi-national customers. They may also have the ability to acquire and develop more sophisticated computerized tracking and tracing applications and other information systems that are necessary to handle the freight forwarding and logistics requirements of multi-national customers.

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

Our ability to compete with other freight forwarding and logistics companies is dependent on our expertise to price our services competitively in the markets we serve, the provision of reliable services, securing available capacity and to offer a  range of value-added services that address the needs of our customers. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing, logistics and other value-added services. We also have in-house customs practices in the UK, US and Australia. Lastly, we believe we have a strategic advantage by having a strong business presence in and a commitment to Hong Kong and the PRC, which gives us an authentic China “platform” that many of our competitors do not have. With our presence in the PRC, we are in a good position to take advantage of the significant increase in China's import and export of goods, which has been helped by its membership in the World Trade Organization.

Government Regulations

We are licensed as airfreight forwarders in Hong Kong, the US, the UK and Australia by the International Air Transport Association. In China, we have received approvals to operate full service offices offering  sea freight and logistics services in eight locations, including Beijing, Shanghai, Shenzhen and Guangzhou, four of China's most important  commercial centers. We are also approved to operate a liaison office in another city in China. In addition, we have applied and expect to be granted in 2010 a specific license needed to conduct air-freight operations in China. With our application pending for an air-freight license in China, we believe that each of our Group companies has or will have obtained all required licenses to carry-on business as presently conducted, and that each Group company is in compliance with all requirements under these licenses.

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

Prior to the acquisition of WLG (USA), our operations were not significantly affected by compliance with United States governmental regulations. With the acquisitions of WLG (USA), MSA and WCS, our business is now subject to more stringent regulations. Our air freight forwarding business in the United States is subject to regulation, as an indirect air carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of this Act's requirements by the applicable regulations. Our air freight forwarding business in the United States is also subject to regulation by the Transportation Security Administration. We are registered as an indirect air carrier and we believe we are in compliance with the Indirect Air Carrier Standard Security Program Change 3 mandated by the Federal Aviation Administration's regulations. To facilitate compliance with “known shipper” requirements, the Group is part of a national database which helps delineate shipper status for security purposes. Our foreign air freight forwarding operations are subject to similar regulations by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand and costs of providing services to customers.

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

Employees

As of the end of 2009, we employed 368 persons, all of whom were employed on a full-time basis, as follows:

Function/Company	Parent	WEHK	WAE	W-China	Asean	WLG USA	MSA	WCS	WLG (UK)	Total

Management	3	2	2	1	5	2	1	8	1	25

Operations		21	8	86	76	7	5	29	16	248

Sales		5	6	14	8	1	0	2	2	38

Administration		3	2	4	3		0	4	0	16

IT Department		1	0	2	3		0	1	0	7

Accounts		7	2	14	5	1	0	4	1	34

Total	3	39	20	121	100	11	6	48	20	368

We are not a party to any collective bargaining agreements in any of the jurisdictions in which we conduct business. Also, we believe that our relationships with our employees are satisfactory in all of our companies.

ITEM 1A. RISK FACTORS

We are dependent on third parties for transportation assets and services essential to operate our business, and we could lose customers, revenues and operating profits if we do not have access to these transportation assets and services at acceptable rates.

We rely on third parties that own transportation assets to transport the freight we arrange to have shipped. Thus, our ability to ship our customers’ freight is dependent on our ability to find carriers willing to ship such freight at acceptable prices. This, in turn, depends on a number of factors beyond our control, including availability of cargo space, which may depend on the season of the year, the transportation lane, the number and types of transportation providers and the availability of equipment. An increase in the cost of cargo space due to supply shortages, increases in fuel cost or other factors would increase costs and may reduce our operating profits, as has occurred in the past in cases where we were unable to pass the full amount of increased transportation costs to the customer.

We rely on independent cargo agents to provide services to us and to our customers, and our ability to conduct business may be affected if we are unable to maintain our relationships with these independent cargo agents.

We rely extensively on the services of independent cargo agents, who may also provide services to our competitors. Although we believe our relationships with our cargo agents are satisfactory, we may not be able to maintain these relationships. If we are unable to maintain these relationships in a satisfactory manner or develop new relationships, our service levels, operating efficiency, future freight volumes and operating profits may be adversely affected.

Political uncertainty in Hong Kong and the PRC makes it difficult to develop long-range business plans, which may reduce our revenues and operating profits.

The transition in 1997 of Hong Kong from the United Kingdom to the PRC has resulted in some uncertainty regarding the extent to which the PRC will impose and enforce its laws or change the business practices in Hong Kong. At present, Hong Kong’s status is that of a semi-independent entity, and there can be no assurance that China will permit Hong Kong to continue as such. Our operating subsidiaries rely heavily on business to and from Hong Kong. Any change in the political status of Hong Kong may make it more difficult for us to continue operations in the region and may reduce our revenues and operating profits.

In February 2005, our business in China increased significantly as a result of the commencement of operations by WE China in the PRC. We were able to take advantage of the CEPA between the PRC and Hong Kong, which was signed in June 2003, permitting Hong Kong companies to set up wholly-owned enterprises in the PRC to provide freight forwarding and logistics services in China. Our ability to continue operations and to grow our business in the PRC is dependent on China's willingness to provide business and trading opportunities to foreign businesses through arrangements such as the CEPA, as well as to ensure the presence of a stable and suitable legal and economic environment for foreign owned enterprises. Any change in China's legal and political environment may reduce our revenues and operating profits.

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

We have a very broad and varied customer base. In general, our customers prefer to avoid on-going contractual commitments so that they are free to select and change forwarders and service providers at any time on the basis of a variety of factors, three of the most important being rates, space availability and quality of service. Therefore, in the vast majority of cases, we render freight forwarding and related services to our customers on a transaction by transaction basis, rather than under the terms of any type of on-going contractual relationship. A loss of customers would reduce our revenues and operating profits.

We incur significant credit and liquidity risks in the operation of our business, which could reduce our operating profits.

Certain aspects of freight forwarding, logistics and customs brokerage operations involve significant credit risks. It is standard practice for exporters and importers to expect freight forwarders to offer 30 days or more credit for payment of their invoices from the time cargo has been delivered for shipment or received at the ultimate destination. Competitive conditions require that we offer 30 days or more credit to many of our customers. Also, it is often necessary to advance funds on behalf of brokerage customers to pay import duties on their behalf. In order to avoid cash flow problems and bad debts, we attempt to maintain tight credit controls and to avoid doing business with customers we believe may not be creditworthy. However, we may not be able to avoid periodic cash flow problems or to avoid losses in the event our customers either delay their payments to us or become unable or unwilling to pay our invoices, all of which could reduce our cash flow and operating profits.  As part of our VAS business, we may be required to enter into long-term leases for warehouse facilities that obligate us to pay rents over the period of the lease, regardless of whether we have customers for the warehouse.  If we are unable to attract profitable VAS business for a particular warehouse location, out revenues and operating profits may be adversely affected.

Because the majority of our costs for air freight are incurred under space contracts that require we pay for the space whether or not we utilize such space, we incur significant a  risk of loss which could reduce our operating profits.

The majority of our costs for air freight are incurred under contracts pursuant to which we agree in advance to purchase cargo space from air carriers or guarantee a minimum volume of shipments per week. In some cases, we are required to honor the guarantees and pay for this cargo space even if we did not have cargo from our customers to fill the space. In other situations, we must pay the difference between a negotiated discounted rate and full rate if we do not ship guaranteed minimum amounts. In prior years, we have been able to minimize any losses from these commitments by carefully gauging customer demand and the availability of goods and by making arrangements with other freight forwarders to absorb the excess capacity. However, we may not be able to avoid such losses in the future, and as a result, we may be required to absorb the cost of committed space without having goods to ship on behalf of our customers. In the latter part of 2008, we did incur some losses as a result of a downturn in the air freight business and our inability to ship minimum quantities with certain air carriers, but we incurred no losses in 2009 for these airline contracts.  Losses resulting from these space contracts and/or credit risks would reduce our operating profits and would do so in the future if the same conditions prevail.

Many transactions in our operating subsidiaries are denominated in Hong Kong dollars, Chinese Renminbi,  Euros, British pounds and Australian dollars. Fluctuations in exchange rates between these currencies and the US dollar could adversely affect our operating profits.

Although we use the United States dollar for financial reporting purposes and much of our business is conducted in US dollars, many of the transactions of our operating subsidiaries are denominated in other foreign currencies, including Hong Kong dollars, the Chinese Renminbi, Euros, British pounds and the Australian dollar. Even though the value of the Hong Kong dollar is currently pegged to the United States dollar, it may not continue to be linked, and if the link is terminated, the exchange rate of the Hong Kong dollar may fluctuate significantly against the US dollar. The Australian dollar, Euros  and British pound are floating currencies, and the Chinese Renminbi is considered to be a managed currency, so that if these currencies fluctuate against the US dollar, we may experience currency exchange rate losses. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we choose to engage in such hedging activates, we may not be able to do so in a cost effective manner. Future adverse movements in the exchange rates of currencies against the US dollar could reduce our operating profits.

Because one airfreight carrier accounted for approximately 14.8% of our airfreight shipping and one shipping line accounted for approximately 7.9% of our sea freight shipments for the year ended December 31, 2009, the loss of either of these carriers could reduce our revenues and operating profits.

One air freight carrier accounted for approximately 14.8% of our air freight shipments, and one shipping line accounted for approximately 7.9% of our sea freight shipments for the year ended December 31, 2009. Because we are generally able to negotiate more favorable shipping rates as a result of shipping greater volumes of product with a limited number of transportation providers, the loss of one or both of these providers could result in cost increases  due to the higher rates that we might have to pay to replacement carriers.

Our revenues and operating profits are dependent on stable trade flows, strong economies and growth in international business.   To the extent that global economic conditions decline, continue to decline or are slow to improve, our revenues,  operating profits and cash flow may be adversely affected ..

In the latter part of 2008, business and trade declined by a significant amount in many of the countries in which we operate. As economic conditions have worsened, our customers placed fewer orders with us and some discontinued business, and this trend continued during calendar year 2009.   As a result, the global economic downturn that began in 2008 and which continued in 2009 has and may continue to adversely affect our revenues and operating profits.   Moreover, because of the poor economic conditions in the markets that our customers conduct their business, they may not be able to pay our invoices on a timely basis or, at all, if their businesses do not return to a sustained level of profitability.   The inability to collect our receivables in full on a timely basis or at all would have a negative effect on our working capital and would impact our ability to pay our suppliers.

We and many of our customers are dependent on banking institutions to provide credit facilities to us and to them for working capital.   If banks decline to provide credit facilities to us and to our customers, our ability and the ability of our customers to conduct business would be adversely affected.

A contributing factor to the global economic problems that began in 2008 and which continued throughout 2009 has been a tightening of the credit markets which has make it difficult to obtain or expand bank facilities used to finance working capital.   Banks in the US and Australia have granted credit facilities to our subsidiaries which they use to finance their working capital needs.   If one or both banks decline to continue these facilities, and, if similar facilities cannot be obtained from other banks, the Group’s operations in the US and Australia could be adversely effected and could be at risk of not continuing.   Many of our customers are under similar banking and credit restraints, and if they lose their bank facilities and are unable to secure new bank lines, our revenues and operating profits may be adversely affected.

We are heavily dependent on our management and key employees.

Our success depends to a large degree upon the skills of our senior management team and key employees. If we cannot continue to retain the services of our management team and key employees, or replace them with other qualified personnel if the need arises to do so, our operating profits and growth could be adversely affected. (See Item 10 for a discussion of the terms of employment for the named officers.)

Control by Management.

Mr. Wood, Chief Executive Officer and Chairman of the Board, owned approximately 63% of our common stock at the end of calendar year 2009. This concentration of ownership provides Mr. Wood with the ability to control and influence all corporate decisions and matters of stockholder voting, including, with the exception of Mr. Picchietti, the addition and removal of directors. Additionally, Mr. Wood is able to approve a variety of actions, including any proposed amendment to our certificate of incorporation, merger proposal, proposed sale of assets or other major corporate transactions or a non-negotiated takeover attempt. (See Item 10 for changes in management subsequent to December 31, 2009.)

Holding company operating implications.

All of our business operations are conducted through subsidiaries, which in turn are owned by a holding company. Consequently, we rely on dividends or advances from our subsidiaries to meet the financial obligations of our holding company and to pay dividends on our common and preferred stock. The ability of our subsidiaries to pay dividends and our ability to obtain advances is subject to applicable local law and other restrictions including, but not limited to, tax laws and limitations contained in the credit agreements that our operating subsidiaries have with local banks. In general, our subsidiaries cannot pay dividends to us in excess of their retained earnings, and some countries in which we conduct business require tax to be withheld on the remittance of dividends and the payment of interest. Such laws and restrictions could limit the distributions of dividends and the payment of interest  between Group companies,  which would restrict our ability to meet the financial obligations of other Group companies, including our holding company.

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

As of December 31, 2009, the Group leased approximately 178,000 sq. ft. of space, inclusive of both office and warehouse facilities, at an aggregate, annual rental cost of about $1.78 million. We believe that the facilities we now occupy are adequate for our present needs, and that, if needed, additional facilities would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

WEHK/ WAE	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Hong Kong	Office	10,000	31-Oct-12	$155,276

China premises:

Wako China	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Beijing	Office	740	30-Nov.-11	$13,591
Shanghai	Office	5,170	19-Oct-10	179,453
China – 4 staff apartments	Quarters	1,600	Various	27,000
Shanghai	Warehouses	11,464	15-Jan.-11	83,175
Guangzhou	Office	1,500	10-May-11	19,872
Tianjin	Office	1,090	08-Nov.-10	21,652
Qingdao	Office	700	06-July-11	10,422
Ningbo	Office	1,421	31-May-11	11,928
Dalian	Office	480	14-Sept.-10	4,210
Shenzhen	Warehouse	10,000	30-June-10	47,106
Shenzhen	Office	1,400	4-Dec-11	24,656
Xiamen	Office	936	31-Jan.-11	6,490
Total China		36,501		$449,575

US premises:

WLG USA	Usage	Area (sq ft)	Lease expiration	Annual lease rental
				$
Taylor, Michigan	Office and Warehouse	4,800	31-Jul-11		33,600
MSA
Seattle, Washington	Office	1,775	31-July-09		25,296
WCS
Schaumburg, Illinois	Office	14,728	31-Mar-12		226,443
Long Beach, California	Office	1,264	30-Apr-10		39,561
Rosedale, New York	Office	5,170	31-May-14		78,875
Total USA		27,737			$403,775

Australian premises:

Asean — Australia	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Sydney	Office	7,193	30-Nov-10	153,852
Melbourne	Office and warehouse	46,000	30-Apr -10	241,428
Melbourne	Office	7,211	31-Aug.-12	85,714
Brisbane	Office	1,875	18-Nov-10	23,438
Total Australia		62.279		$504,432

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

United Kingdom premises:

WLG (UK) — United Kingdom	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Manchester	office/warehouse	41,970	03-Feb.-18	260,935
Total United Kingdom		41,970		$260,935

ITEM 3.  LEGAL PROCEEDINGS

At any one time, we normally have a number of claims outstanding, mostly relating to lost or damaged cargo occurring in the normal course of our business or to cargo improperly released. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of these claims, we believe such claims are sufficiently insured under the insurance policies we maintain to cover such losses. As of December 31, 2009, and through the date of filing of this Report, we are not aware of any one uninsured claim or all claims in the aggregate that would have a materially adverse economic effect on our business.

During the first quarter of 2010, a former employee of WCS threatened to file a lawsuit against WCS for wrongful termination, and is asking for a severance payment of $75,000, and, if a lawsuit is filed, would seek payment for attorney’s fees.  The Company believes this potential lawsuit is without merit and that settlement of this claim would not have a materially adverse economic effect on our business.

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

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WLGI" and has been since December 31, 2007. From July 27, 2005, to December 30, 2007, our common stock was traded on the OTCBB under the symbol WKOL. The closing high and low bid price quotations for our common stock, as reported by the OTCBB, are as follows for the periods indicated:

Years Ended December 31, 2009 and 2008:	High	Low
Fourth quarter 2009	$0.27	$0.27
Third quarter 2009	$0.27	$0.27
Second quarter 2009	$0.40	$0.26
First quarter 2009	$0.40	$0.40

Fourth quarter 2008	$0.60	$0.35
Third quarter 2008	$0.68	$0.68
Second quarter 2008	$0.68	$0.68
First quarter 2008	$1.25	$0.65

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock on December 30, 2009, was $0.27 per share.

Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder at that date, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, we reserved 4,000,000 shares of our common stock for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2010, the number of shares reserved under the Plan is 6,280,019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans and the exercise of warrants that are outstanding as of December 31, 2009.

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

3.
As of August 2005, the Company committed to award 200,000 options to purchase common stock to one of its officers, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer.  The board has formally approved the award.

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

Holders

As of March 30, 2010, there were 30,880,094 shares of our common stock outstanding, held by approximately 339 stockholders of record.

Dividends

Subject to the rights that have been designated to the holders of our Series A and Series B Convertible Redeemable Preferred Stock and any other holders of preferred stock that may be authorized by our Board of Directors (“Board”), holders of our common stock are entitled to receive dividends when and if declared by our Board out of funds legally available therefore. We have not paid any dividends on our common stock. The payment of dividends, if any, in the future is within the discretion of the Board.  The payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board does not presently intend to declare any dividends on our common stock in the foreseeable future, but instead, intends to retain all earnings, if any, for use in our business operations.

Pursuant to our Restated Certificate of Incorporation, our Board is authorized, subject to any limitations prescribed by law, to provide for the issuance of up to 5,000,000 shares of preferred stock from time to time in one or more series and to establish the number of shares to be included in each such series and to fix the designation, powers, preferences and relative, participating, optional and other special rights of the shares of each such series and any qualifications, limitations or restrictions thereof. Because the Board has such power to establish the powers, preferences and rights of each series, it may afford the holders of preferred stock preferences, powers and rights (including voting rights and rights to receive dividends) senior to the rights of the holders of common stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal.

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

In June 2008, the Company approved the designation of a new series of preferred stock  consisting of 1.7 million authorized, but unissued, shares of preferred stock designated as Series B Convertible Redeemable Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).   The Series B Preferred Stock has a stated value, redemption value and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share. The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.  The holder of the Series B Preferred Stock may, at any time after 24 months of the issuance to the Series B Preferred Stock, require the Company to redeem the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.

As of December 31, 2009, there were 2.0 million shares of Series A Preferred Stock and 1.7 million shares of Series B Preferred Stock authorized, issued and outstanding.

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

Overview

WLG is an international, non-asset based logistics company that provides air and ocean freight forwarding, contract logistics, customs clearances and other supply chain management services throughout the world, from its offices in Hong Kong, the PRC, Australia, the United Kingdom and the United States. We serve our customers through our offices and through a worldwide network of independent cargo agents.  All of our business is conducted by our operating subsidiaries.

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

A significant portion of our freight forwarding expenses are variable and relate directly to the amount of business we book. Direct transportation costs are our largest variable expense; staff costs represent the second largest expense for our freight operations. Due to the nature of our business, we have acquired the necessary experience to be able to staff our operations based on the number of customer orders we fulfill. Nonetheless, staff costs are less flexible than some of our other variable costs, and, in the near term, we may not be able to alter our staff levels to adjust for unexpected peaks and downturns in our business.

We also derive a significant portion of our revenues from the consolidation of cargo, particularly for air shipments. In this part of our business, we always seek to combine a mix of light and heavy cargo in order to maximize the weight and cubic capacity for all of our shipments by air. In general, this improves the profitability of these shipments.

A substantial portion of our costs for air freight and, to a much lesser degree, costs for our sea freight are incurred pursuant to contracts for the advance purchase of cargo space for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the amount of space that we guarantee. In the past, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we are not to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.  In 2009, we were able to use all of the space under our contracts or we were able to arrange with other freight forwarders to use the available capacity, so that we did not incur a liability to any air carrier for space that could not be utilized. As an industry practice these contracts are enforced by the air carriers, which do require payment for unused space. However, very few shipping lines choose to enforce these contracts and do not normally require payment if space is not used.

With the acquisition of WLG (UK) and the expansion of our warehousing capabilities in the UK, the PRC and Australia, the performance of warehousing and other VAS has become more significant to the Group. In 2009, the overall revenues for our VAS business accounted for about 2% of our total revenues, but this was an increase over 2008 VAS revenues and we expect more growth in this part of our business in the future. Our billings for VAS  are generally based  on the nature of the services performed as well as the time and warehouse space devoted to a particular customer. In general, we bill customers on a per piece basis for inventory that we pick, pack and distribute. In other cases, we may bill for the space allocated to a customer, or for special work such as deconsolidating and consolidating inventory for shipments to a customer’s distribution centers.

Customs Brokerage Operations

We now have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach, California, and Schaumburg, Illinois. In each case, we acquired a business with an existing customs practice. These practices tend to be stable businesses and the revenue and expense streams for each are generally more predictable than those of our freight-forwarding operations. Pricing in each of these locations is very competitive and margins are often small. In some cases, we accept some low margin business as a strategic decision to allow us to obtain additional freight-forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.   Most jurisdictions have regulations that permit and/or require companies to make payments electronically to the customs authorities. Using this procedure in the US allows customers to obtain credit terms depending on the date goods are cleared.   We have an active program to help our customers remit funds directly to the authorities. As a result, we have reduced our cash needs, lowered our credit exposure and have assisted our customers to obtain credit terms.

Generally, billings for customs services are based on the number of freight clearances for a particular customer and may include the costs of ancillary services such as arranging for the local delivery of goods and the preparation and pick-up of documentation for the shipments. The charges are normally similar to what other brokerage companies charge in a specific geographical area. Because the revenue from this type of business tends to be stable, we are able to estimate, with a fair degree of certainty, what our personnel needs are, which is important because personnel costs are the largest expense for this segment of our business.

Business Plan

For calendar year 2009, we continued to execute our business plan, which called for the integration of the businesses acquired in prior years and an emphasis on internal growth.   We did not make any acquisitions in 2009. Because of the acquisitions made in prior years and the changes in freight rates, it is difficult to compare our results for the year ended December 31, 2009, to our results for the year ended December 31, 2008, and to prior years. As background, in 2004, we changed the Group's year-end from April 30 to December 31, effective December 31, 2004. During 2005, we acquired three companies, one in the second quarter and two in the fourth quarter of 2005. As noted earlier, we acquired two businesses in 2006, and in 2007, we acquired WCS, which is now our largest operating company in the US market.  In May 2009, we added about 10 staff and management personnel to our New York office.  These individuals did bring some new customers to Group and the full effect of this new business is not expected to be realized until calendar year 2010. Lastly we commenced business in China in 2005 through a newly created subsidiary, and this business has added  substantial new revenues to the Group. During 2009, our operating companies continued to pay lower freight rates than in prior years. Lower rates had the effect of substantially reducing our top-line revenues. Lastly, our customers reduced the volume of goods shipped in 2009, compared to prior years, and these reductions did adversely affect our gross profit.

While we have gained significant amounts of revenues and shipping volumes from the acquired companies, we have not yet realized all of the synergistic benefits of these acquisitions. To date, we continue to spend considerable management time and Group resources to integrate all of the acquired businesses with our core operations.  As part of these on-going efforts, we merged MSA into WCS at the end of 2009, and this should allow us to better utilize our facilities and personnel by reducing duplicate costs and functions. This process is fundamental to our internal growth.  In addition, we are continuing to take steps so as to  leverage the benefits of our acquisitions by arranging for the acquired companies to use the services of our 9 offices in China. From the outset, our plan has been to not only use our China operations as a means to gain additional business for our offices in other countries, but to increase our business in China from the new opportunities that arise from having a sizable presence in the PRC. Integration of the acquired entities is on-going, and the costs incurred in this effort, to the extent not charged to capital accounts, are reflected in our general and administrative expenses in the periods incurred. In 2010, we hope to take further steps to complete the consolidation of all of our companies in the US into one business unit.   Much along these lines has been accomplished, and more was done in 2009.  In accomplishing one important milestone, we finished the project of placing all of our US operations onto one accounting and operations IT platform.  This was not only important to provide greater efficiencies in operating our business, but it has allowed our clients to better utilize our IT capabilities.

An integral part of our business plan also included filing a registration statement with the Securities and Exchange Commission, that became effective in mid-2005, and having our common stock quoted on the OTCBB. Since 2005, we have incurred substantial monetary costs and management time to comply with the regulations to maintain our status as a public company.

As part of our business plan, in 2010, we will focus on internal growth. To support this growth, we may need to raise outside capital, and we will look at the opportunities to do so. But we remain mindful of the economic conditions and uncertainties that are present in the global marketplace.  Our business has been affected by the downturn in trade, and while we expect that our 2010 revenues and operating profits to be greater than those reported for 2009, we are also very sensitive to the poor economic conditions that are impacting us and our customers. Trade flows were down in 2009 in all of the markets that we serve.   Fuel prices moderated late in 2008 and have stayed at relatively low levels during 2009.   But with the downturn in business, we have seen that some shipping lines and air carriers have reduced the amount of capacity in the market and this, on occasion, has made it difficult for us to secure space on a timely basis to meet the demands of our customers. During 2009, we did reduce our operating costs and did reduce our headcount in certain of our operating companies, mostly in the US.    Political events in Asia and the Middle East and other trade related concerns such as rising protectionism, pressure on currency rates and trade tariffs, particularly between China and the US, could also negatively impact our  revenues and operating profits for 2010.  But of most concern is the weakness of the US economy.  A healthy and robust US economy is a key factor for us to grow our business and have sustained profitability  Lastly, with credit markets still not stabilized, reductions in available credit and banks being more risk adverse, we have seen these issues take a toll not only on our business but on that of our customers.  These factors could also adversely affect our operations and profitability in 2010.   In summary, all of the above forces are still present as we start 2010, with the result that we see 2010 as a very challenging year. As noted in the past, we do not as of yet provide guidance as to the Group’s financial performance.

The following is a recap of some significant developments in our business during the year ended December 31, 2009.

(i)	Completed the process to place all Group companies on a central information system to allow more efficient and effective tracking of customers’ shipments worldwide;

(ii)	Continued to reduce operating costs in our US operations;

(iii)	Completed the work to place all of our US offices on our Group-wide IT platform;

(iv)	We added new air freight customers and air-freight expertise to our offices in New York, Hong Kong and China.

Results of Operations

YEAR ENDED DECEMBER 31, 2009 COMPARED WITH YEAR ENDED DECEMBER 31, 2008.

Results of Operations

Our revenues in 2009 were adversely affected by the economic downturn that began in 2008 and which continued throughout 2009.  Falling demand for all types of goods, both by consumers and manufacturers, and declining shipping rates in the markets that we serve have resulted in us booking less business and posting lower revenues in 2009, compared to last year.  Falling rates did not necessarily impact our profitability, but the declining volumes of cargos shipped by our customers did have a large and negative impact on our earnings.

Total revenues in 2009 decreased by about $70.21 million, or 33%, when compared with 2008, from approximately $214.05 million to $143.84 million.   Our Hong Kong operations reported decreased revenues of $10.48 million.  Revenues from our China offices fell by $3.37 million.  Our US operations reported a combined decrease in revenues of $47.42 million.  Of this total decrease, about $3.41 million is from WLG (USA), $6.83 million from MSA and $37.18 million from WCS.  Lastly, Asean’s revenues declined by $1.20 million, and WLG (UK)’s revenues fell by $7.74 million.

Gross profit decreased from $27.37 million in 2008, to $22.71 million in 2009, for a decrease of $4.66 million, or about 17%, primarily due to a decline in the volume of freight shipped by our customers.  Of this decline, approximately 41% of the total decrease is attributable to our US operations and 59% relates to our business outside the US.

The Group's gross margin increased from 12.8% in 2008 to 15.8% for 2009 for an increase of about 23.5%, which compares to an overall decline in revenues of 33%.  The increase in our gross margin is due to several factors, including reductions in fuel surcharges levied by the various air and shipping lines and lower rates for cargo space.  Falling shipping rates have the effect of reducing our gross revenues and increasing our gross margin.  This occurs because the direct shipping charges, which are passed on to the customer, result in lower gross revenues, which are then measured against our fees.  This effect which began in 2008 continued through 2009.

Total operating expenses, excluding an impariment loss on goodwill and intangible assets, decreased to about $24.95 million in 2009, as compared to approximately $25.69 million incurred in 2008, for a decrease of $0.74 million.  In the face of reduced volumes and falling demand, we adopted a number of measures to reduce our overhead costs, including freezing salaries and making reductions in force throughout the Group.  However, this reduction in costs was partially offset by the additional salaries and related costs of our new airfreight operations in New York, which commenced in April 2009, and which added total operating costs of $0.77 million to the Group. A new Asia Pacific team in Hong Kong joined the Group near the end of 2009 and increased our operating costs by about $0.1 million. Even with the increased salary expense of $0.78 million from our new operations, salaries and related personnel costs decreased by about $0.01 million, from $16.49 million to $16.48 million.  Other selling and administrative costs decreased by approximately 6% from $7.94 million to $7.47 million, which, when combined with the decrease in personnel costs, resulted in a total reduction of approximately $0.48 million in operating costs, not including impairment loss, amortization and depreciation.  The reduction in costs on a year to year basis would have been even greater except for additional costs of $0.87 million attributable to our new operations, for   higher professional fees of approximately $0.13 million we incurred for services performed in connection with the Sarbanes Oxley Act. Amortization and depreciation expense increased from $1.26 million to $1.72 million, or about 37%.  Most of this increase relates to an impairment loss for WCS’s customer list.  No amortization expense was recorded for MSA in 2009 because the net carrying value of MSA’s intangible assets was written down to zero at the end of 2008.  In addition, the amortization expense recorded by WLG (USA) and WLG (UK) decreased because of an extension in the useful lives of the intangible assets of each company effective from January 1, 2009.  However, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list. See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $6.04 million in 2009, compared to net income of $0.49 million in 2008.  Hong Kong and China’s operations reported a combined net income of $1.60 million in 2009, compared with net income of $1.99 million in 2008, for a decrease of approximately $0.39 million.  Our US operations recorded a combined net loss of $2.40 million in 2009, compared to a net loss of $0.59 million in 2008.  In 2009, WLG (USA), MSA and WCS reported net income of $0.29 million, net loss of $27,000 and net loss of $2.67 million, respectively,  compared to a net loss of $0.32 million, net income of $0.20 million and net loss of $0.51 million, respectively, in 2008.  WCS's net loss of $2.67 million in 2009, includes a loss of $0.34 million attributable to the commencement in April 2009 of air freight operations in New York.  Asean reported a net income of $0.21 million in 2009, compared to net income of $0.86 million in 2008.  The decrease in net income in Asean is partially attributable to provisions for doubtful debts of approximately $0.19 million and $0.06 million for certain cargo claims it paid in 2009.  WLG (UK) reported a net income of $0.15 million in 2009, compared to a net loss of $9,000 in 2008.  In 2009, the parent company’s loss increased by about $3.84 million when compared to last year.  Beginning in 2009, because of a realignment of responsibilities, the salaries and related costs for two officers, which totaled about $0.70 million, were charged to Group overhead. In 2008, all costs for these two officers were charged to operations. In addition, the parent company incurred professional fees of approximately $0.13 million in connection with the Sarbanes Oxley Act. Lastly, Impairment charges for goodwill and intangibles assets of WCS were recorded in the amounts of $2.45 million and $0.72 million, respectively. In addition, an extraordinary gain of $0.20 million was recognized by WLG (UK) for an earn-out accrual that was cancelled.

Segment Information

Air freight operations:  Revenues from our air freight operations decreased from $36.30 million in 2008 to about $27.86 million in 2009, for a decrease of $8.44 million.  Most of the decrease is attributable to our China and Hong Kong operations, which experienced declines in revenues of $2.83 million and $6.72 million, respectively.  Revenues fell because of a lack of demand for products at destination and a reluctance of customers to incur the higher per unit costs to ship goods by air. Our remaining subsidiaries reported a net increase in their air freight revenues of approximately $1.11 million.

Cost of sales for our air freight operations decreased by $8.07 million from $30.61 million in 2008 to $22.54 million in 2009, mainly as a result of a decline in the volumes of cargo shipped and a reduction in shipping rates for air freight.

The Group’s gross profit margin for its air freight business increased from 15.7% in 2008 to 19.1% in 2009.  Most of this increase is due to lower fuel surcharges and to a decline in cargo rates charged by the airlines during 2009, when compared to 2008.

Segment overhead for our air freight operations was, $4.69 million in 2008, which compares to $4.70 million in 2009.  This comparison is after incurring about $0.77 million for a new operation that commenced in April 2009 in New York to improve and expand our air freight capabilities in the US market, and additional costs of approximately $88,000 incurred by our new Asia Pacific team..

Net segment income for our air freight operations is approximately $0.63 million in 2009, compared to net income of $0.99 million in 2008, for a decrease of $0.36 million.  Our Hong Kong and China air freight operations reported net incomes of approximately $0.69 million and $0.21 million, respectively, in 2009, compared to net incomes of approximately $0.67 million and $0.22 million, respectively, in 2008, for a combined decrease of just $5,000.  In addition, WLG (UK), MSA and WCS reported net losses of $15,000, $1,000 and $0.35 million, respectively, in 2009, compared to a net income of $2,000 and $200 and a net loss of $23,000 in 2008.  Asean and WLG (USA) posted a net income of $40,000 and $51,000, respectively, in 2009, compared to a net income of $0.15 million and a net loss of $35,000 in 2008.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $111.41 million in 2008 to $62.48 million in 2009, for a decrease of $48.93 million, or a decline of 44%.  All of our operating subsidiaries reported declines in their sea freight revenues.  In 2009, WEHK, WE China, WLG (USA), MSA, WCS, Asean and WLG (UK) reported lower revenues of $3.77 million, $0.54 million, $3.83 million, $7.39 million, $25.73 million, $4.44 million and $3.23 million, respectively, compared to 2008.  In all cases, the declines in revenue resulted from less cargo shipped and falling shipping rates.

Cost of sales for our sea freight operations decreased from $94.25 million in 2008 to $49.10 million in 2009, as a result of the decline in the volumes in cargo shipped and falling shipping rates.

The Group’s gross profit margin increased from approximately 15.4% in 2008 to 21.4% in 2009.  Gross profit margins tend to rise in periods of falling shipping rates because the amount we earn per shipment is compared to a lower gross revenue amount.

Total segment overhead attributable to our sea freight business decreased by $2.05 million, or about 13%, from approximately $15.73 million in 2008, to $13.68 million in 2009.  Most of this reduction is due to decreases in personnel costs and for reductions in legal and professional fees and travel and entertainment expenses.  The drop in personnel costs is partially due to the reallocation of certain payroll costs from this business segment to the Group’s parent company, and to a reduction in force throughout most of the Group.

Net segment loss for our sea freight operations is approximately $0.30 million in 2009, compared to net income of $1.43 million for the same period in 2008.  In 2009, WEHK and WE China reported net incomes of $0.26 million and $0.44 million, respectively, which compares to $0.75 million and $0.35 million, respectively, for the year of 2008.  MSA and WCS reported net losses of $19,000 and $1.51 million, respectively, in 2009, compared to a net income of $0.20 million and a net loss of $0.32 million, respectively, in 2008.  WLG (USA), WLG (UK) and Asean reported net incomes of $0.24 million, $0.18 million and $0.11 million respectively, in 2009, compared to a net loss of $0.29 million, net incomes of $0.27 million and $0.47 million, respectively, in 2008.

Customs brokerage services:  Asean, MSA, WLG (UK) and WCS each have a division that provides customs brokerage services.  Revenues from customs brokerage services totaled approximately $53.50 million in 2009, compared to $66.34 million in 2008, for a decrease of about $12.84 million.  Some of the decline in revenues is due to our US companies advancing less duty on behalf of their customers and assisting them to use certain procedures that allow importers to make direct payment of customs duties to the government on credit terms.  Direct and administrative costs for this segment totaled about $54.27 million, producing a net loss of $0.77 million in 2009, compared to a net loss of $0.21 million in 2008.  Most of the loss is attributable to WCS, which reported net losses of $0.81 million, compared to a net loss of $0.16 million for last year.  Asean reported net income of $62,000 in 2009, compared to net income of $0.23 million in 2008. MSA posted a net loss in this segment of approximately $7,000, which compares to a net income of about $3,000 in 2008.  In 2009, WLG (UK) reported a net loss in this segment of $18,000, which compared to a loss of $0.28 million in 2008.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.01 million, from $16.49 for the year ended December 31, 2008 to $16.48 million in 2009.  We reduced staff in our Hong Kong, US and UK operations, but these reductions were offset by new hires for our operations in New York and Hong Kong, which added salary costs in 2009 of about $0.78 million.  Without these new operations, our personnel salary costs would have declined by approximately $0.79 million for 2009.

Rent

Rent expense for our facilities decreased by 6% from $1.97 million in 2008 to $1.85 million for the same period in 2009, for an overall decrease of $0.12 million.  Rent expense of WLG (USA) decreased by $47,000 because the lease for its Chicago office expired at the end of September 2008, and was not renewed.  Shortly after the acquisition of WCS, all of WLG (USA)’s Chicago-based operations were moved to WCS’s Chicago office.  In addition, Asean and WLG (UK) reported a decrease in rental expense of $85,000 and $77,000, respectively, because of a weakening in their local currencies, and because WLG (UK) paid duplicate rent in the first quarter of 2008 in connection with its move to new office and warehouse facilities.  WE China’s rent expense increased by $84,000 in 2009 following its move to a larger warehouse facility in Shanghai at the beginning of the year.

Other selling and administrative expenses

Other SG&A expense totaled about $5.61 million in 2009, compared to $5.97 million in 2008, for a decrease of $0.36 million.  This decline is attributable to cost control measures taken by the Group towards the end of 2008.  Late in 2008, we took action to reduce and/or limit our general overhead costs and these measures included cutting back on certain of our discretionary costs.  However, we did incur about $0.13 million in additional professional costs in 2009 for Sarbanes-Oxley Act compliance services.

Depreciation and Amortization

Depreciation expense for property, plant and equipment decreased to $0.36 million in 2009, compared to $0.40 million in 2008, for a decrease of $40,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK), the MSA Group and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and is being amortized over 5 years.  A cost of $1.55 million was assigned to the MSA Group customer list, which was being amortized over 10 years.  In 2007 and 2008, the carrying cost of MSA’s customer list was reduced by $0.60 million and $0.80 million, respectively due to MSA not achieving certain earnings targets, and pursuant to an agreement with MSA’s former shareholders by which they gave up their rights to receive additional proceeds for the sale of their shares.  As of the end of 2008, MSA's customer list was fully amortized due to prior amortization and the reductions of $0.60 million and $0.80 million described above.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  In 2009, WLG (UK) customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million due to the cancellation of an earn-out arrangement. In additional, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, this review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. In 2009, amortization expense totaled $1.36 million, including an impairment charge of $0.72 million, and is attributable to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $32,000, $196,000, $97,000 and $1.04 million, respectively.  Amortization expense in 2008, was $0.85 million and related to WLG (USA), Asean, WLG (UK), the MSA Group and WCS in the approximate amounts of $102,000, $195,000, $167,000, $74,000 and $320,000, respectively.

Interest Expense

Interest expense declined from $0.90 million in 2008 to $0.63 million in 2009, for a decrease of $0.27 million.  WLG (USA) incurred no interest expense in 2009, compared to interest expense of $13,000 in 2008, due to the repayment in full  of its bank debt in 2008.  Asean and WCS’s interest expense fell by $0.11 million and $0.12 million, respectively, mainly as a result of a decrease in their bank borrowings.  In addition, the Group incurred aggregate interest expense of about $0.28 million for a director’s loan of $0.60 million and $1.7 million of Series B Preferred Stock.  Under US GAAP rules, the dividends paid on the Series B Preferred Stock are reported as interest expense.  In addition, interest expense of $13,000 relates to a loan from another director, which was fully repaid as of June 30, 2009.  All director loans and the Series B Preferred Stock carry an interest and dividend rate of 12% per annum.

Other income / expense

Other income for the year ended December 31, 2009 totaled $0.15 million, compared to other income of $0.27 million last year, for a decrease of $0.12 million.  The decrease for 2009 over 2008 is primarily due to decreases in exchange gains.

Impairment loss / Goodwill

For the year ended December 31, 2009, the Group recorded a charge of $2.45 million to recognize a decline in the carrying value of  goodwill booked as part of the acquisition of WCS.  No impairment charge was recognized for calendar year 2008.

Extraodinary gain

In 2009, a gain of $0.21 million was recognized in connection with the cancellation of an earn-out liability that had been recorded at the time the Group acquired its UK operating unit in Manchester, UK.

Provision for Income Taxes

The provision for income taxes decreased from $0.62 million in 2008 to about $0.37 million in 2009.  Income tax of $0.33 million was provided on the combined net income of $1.51 million attributable to our Hong Kong and China operations, for an effective tax rate of 22%.  Our Australian and UK companies reported losses of $0.31 million and $0.04 million, respectively, and recorded income tax benefits of $0.06 million against their losses The US operations of WLG (USA), MSA and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $6.80 million, which includes expenses of about $3.84 million that are not deductible for income tax purposes, with the largest items being amortization expense of $0.60 million and impairment charges for goodwill and intangible assets totaling $3.17 million. State income taxes of about $96,000 were provided for our US operations.  No federal tax benefit was provided for the US losses.

LIQUIDITY AND CAPITAL RESOURCES

Our operations used cash of approximately $0.71 million in 2009, compared to cash of $3.63 million provided by operations in 2008.  In 2009, cash was provided by the following sources: amortization and depreciation expense of $1.72 million; provision for bad debts of $0.50 million; other non-cash items of $14,000; impairment of goodwill of 2.45 million; an increase in trade payables of $2.35 million and an increase in other accrued liabilities of $0.94 million.  Major components that used cash for operations in 2009 include: net loss of $6.04 million; gain on cancellation of earn-out liabilities of $0.21 million; increases in trade receivables of $1.79 million, increases in deposits and prepayments of $0.32 million; decrease in due to director of $0.12 million and a decrease in income tax payable of $0.20 million.

Net cash provided by financing activities totaled about $0.78 million in 2009, compared to net cash of $2.58 million used by financing activities in 2008.  Cash used by financing activities in 2008, included an increase in restricted cash of $64,000; a decrease in bank debt of $3.96 million; repayment of capital leases of $0.10 million and cash dividends of $90,000 paid on preferred stock.  Cash provided by financing activities in 2008 included loans from directors of $1.64 million. Cash used by financing activities in 2009 included repayment of a loan from a director of $0.38 million; repayment of capital lease obligations of $38,000; and cash dividends of $90,000 paid on our preferred stock.  Cash provided by financing activities in 2009, included an increase in bank debt totaling $1.17 million and a decrease in restricted cash of $0.11 million.

As of December 31, 2009, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.54 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.12 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.48 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  A parent company guarantee has also been given as support for the rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced.  As of December 31, 2009, our contingent obligation under this guarantee was about $0.88 million.

In October 2007, WEHK borrowed $0.28 million to pay income taxes, and this loan, which was repayable in equal installments over twelve months, was repaid by November 2008.  As of December 31, 2009, WEHK had no bank debt.

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over next five years. As of December 31, 2009, the outstanding balance of this loan was $0.26 million.

In November 2006, WLG (USA) obtained a $1.0 million revolving line of credit and a five year, $1.0 million term loan from a US bank.  The term loan was to be repaid ratably over 60 months.  Both loans were secured by all of the assets of WLG (USA) and MSA and by a guarantee given by the Group’s parent company.  Under these two loan facilities, WLG (USA) had to maintain certain financial ratios, including minimum cash flow coverage and maximum funded debt to earnings before taxes, interest and non-cash items, each of which was to be measured on a rolling basis at the end of each calendar quarter.  The term loan of approximately $0.75 million was fully repaid in the first half of 2008.  The line of credit had a balance of $0.13 million at the time it was repaid, which was April 15, 2008.  These loans were repaid from the Group’s working capital and from a loan provided by a director.

Asean has a revolving loan facility in the face amount of approximately $3.57 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.60 million.  At December 31, 2009, Asean's bank debt under its revolving loan and overdraft facilities was $2.85 million and $0.60 million, respectively, with interest rates of approximately 9.68% for the receivables line and 8.78% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

During 2008, WCS had a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which is secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allows borrowings equal to 80% of the eligible receivables of all three companies.  The loan facility was renewed in October 2009 in the face amount of $2.5 million, but was subsequently reduced to $2.08 million when it was renewed in November 2009. As of December 31, 2009, WCS owed approximately $1.82 million to the bank.  This loan facility, which carried an interest rate of 5.25% per annum, was secured by all of the assets of WCS, WLG (USA), and MSA and by a guarantee from the Group’s parent company.  The loan facility expired on February 28, 2010. In February 2010, WCS and WLG (USA) obtained a revolving banking facility of $3.0 million from another lender which shall expire in February 2011.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, calls for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  In May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no cash to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.  Finding and hiring capable and experienced personnel in this industry is a means to expand our services and increase our revenues and is a practice that we will continue as opportunities arise.  As an example, we also added about nine individuals to our operations in Hong Kong and China without incurring any outlay of funds.  All of these individuals were previously with a large multi-national freight forwarding and logistics company and have strong backgrounds in sales, air-freight forwarding and logistics. Our long-term strategy to acquire companies offering strong growth opportunities and to pursue aggressive internal growth has not changed.  However, due to the global downturn in business that began in 2008 and which is continuing in our industry, we have delayed any acquisition plans until there is greater visibility and certainty in the global markets that we serve.  For the coming year, we intend to focus on growing our existing businesses, and this may require us to raise new capital.

Our approximate contractual cash obligations as of December 31, 2009, are set forth in the table below and are expected to equal approximately $0.37 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$600	$600	$—	—	—
Facilities rental and equipment leases	$5,168	$1,539	$1,769	$876	$984
Cargo space commitments	$2,249	$2,249	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$9,717	$4,388	$3,469	$876	$984

During the years ended December 31, 2009 and 2008, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and its analyses of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany balances and transactions have been eliminated.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements.

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

Air freight revenues reflect income for shipments when we act as a freight consolidator. Ocean freight revenues reflect income for arranging shipments when we act as a Non-Vessel Operating Common Carrier. In each case we are acting as an indirect carrier. In the case of import freight forwarding transactions, revenues and associated expenses are recognized when the shipment arrives at its contracted destination and possession of the shipment is transferred from the overseas carrier. For export freight forwarding transactions, revenues and associated expenses are recognized when the carrier takes possession of the shipment at the point of origin.  In each case, the Company has completed its obligations for which the customer had contracted, and it has the right to bill and receive payment. Under the Company’s revenue recognition policies, it does not account for freight in transit by either  air or sea. WLG has tested the revenue recognized under its policy and has compared this to amounts it would have recognized if it were to apply the revenue and expense recognition policies set forth in Method 3 of EITF No. 91-9, and it believes the results of operations and financial position at the end of any quarter or year-end would not be materially different than reported.

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

Recognition of Cost of Forwarding

The receipt of invoices for freight forwarding costs are often delayed, usually until after a shipment is completed. As a result, we must estimate the cost of purchased transportation and services, and accrue an amount on a shipment by shipment basis in a manner that is consistent with revenue recognition. Such estimates are based on past trends and on the judgment of management. Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual, aggregate transportation costs are not materially different than the amounts accrued. Any differences which arise because the actual costs vary from the amounts accrued are adjusted at the time the actual amounts are known, but historically the differences between accrued and actual costs have not been significant.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements, including the years ended December 31, 2009, and December 31, 2008, begins on page F-1 of this report.

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

Management reviewed the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929) and assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. Based on such assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting in the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NAME	AGE	POSITIONS HELD AND TENURE
Christopher Wood(1)	64	WLG director

Andrew Jillings	47	Chief Executive Officer and WLG director

Remo Picchietti	47	Executive Vice-President and WLG director (Resigned February 17, 2010)

Paul Pomroy	54	Asean Managing Director and WLG director (Resigned as WLG Director January 12, 2009)

David Koontz	67	Chief Financial Officer and WLG director

Kelvin Tang	37	Secretary

(1) Mr. Wood resigned as our Chief Executive Officer effective March 1, 2010.

Officers and Directors:

Christopher Wood has been our Chief Executive Officer since the formation of the Group and until March 1, 2010. Mr. Wood continues as director and the Chairman of the Board. In addition, he served as WLG’s Chief Financial Officer until August 2005. Prior to the formation of WLG, Mr. Wood was a director and the Chief Executive Officer of WEHK from July 1982, and also served as a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has been a director of WE China since its formation in July 2004. Following the acquisition of Asean, Mr. Wood serves as a director of that company as well as a director of our Australian holding company, WLG (Australia) PTY LTD.  Mr. Wood also serves as a director of our two UK subsidiaries and of WCS and WLG (USA). Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969. Except as set forth below in the narrative for Mr. Picchietti, there are no special arrangements or understandings between Mr. Wood and any other person(s) pursuant to which he was or is to be selected as a director or nominee.

Andrew Jillings became the Group’s Chief Executive Officer on March 1, 2010. Mr. Jillings most recently served as the Chief Executive Officer of DB Schenker for its operations in Hong Kong and China and held this position from 2006 to early 2010.  DB Schenker is a multi-billion dollar international freight forwarding and logistics company.  From 1997 to 2006, Mr. Jillings was an executive with Bax Global Ltd., which was acquired by DB Schenker in 2006.  Prior to that acquisition, Mr. Jillings was Bax Global’s Vice-President for North-East Asia with responsibility for Bax’s operations in Hong Kong, China, Taiwan and the Philippines. Mr. Jillings began his career in the logistics industry working for UTI in South Africa.  (See also Legal Proceedings under Item 10 in this Report)

Remo Picchietti, following the acquisition of WCS, was elected to be a director and to serve as an Executive-Vice President of WLG, effective August 1, 2007. He continued as the President and Chief Executive Officer of WCS until December 1, 2008. Prior to the acquisition of WCS, Mr. Picchietti was its President and Chief Executive Officer beginning in January 2004, when he acquired the business. In 1998, Mr. Picchietti founded and was the Principal of Mayflower Associates, which provided business development advice, strategies, and capital to assist enterprise growth via global trade specializing in the areas of logistics and supply chain management. Mr. Picchietti teaches graduate-level International Management and International Marketing classes at Chicago-area business schools. He specializes in marketing and logistics management and earned his B.S. degree from Drake University in 1984, studied at Ealing College in London, England, and earned his MBA from Northwestern University’s Kellogg Graduate School of Management in 1989.  Mr. Picchietti resigned as an officer and director of the Company, effective February 19, 2010.

Pursuant to a Letter Agreement executed in connection with the acquisition of WCS, Mr. Wood agreed to take all necessary or appropriate action at any meeting of WLG’s stockholders at which directors are to be elected and with respect to any consent of stockholders in lieu of a meeting to elect directors to cause all of the outstanding shares of WLG’s voting stock owned by Mr. Wood or any of his affiliates to be voted, or consent to be executed in such a manner, as to elect Remo Picchietti as a member of WLG’s board of directors. In addition, Remo Picchietti agreed to take all necessary or appropriate action at any meeting of WLG’s stockholders at which directors are to be elected and with respect to any consent of stockholders in lieu of a meeting to elect directors to cause all of the outstanding shares of WLG’s voting stock owned by Remo Picchietti or any of his affiliates to be voted, or consent to be executed in such a manner, as to elect Mr. Wood as a member of WLG’s board of directors. The Letter Agreement shall terminate on the earlier of (i) Remo Picchietti’s written request that Mr. Wood cease voting for him as a member of WLG’s board of directors (ii) the date on which Remo Picchietti beneficially owns less than 5% of WLG’s common stock (or securities convertible into or exercisable for shares of WLG’s common stock), (iii) the date on which Remo Picchietti’s non-competition obligations under his Employment Agreement expire and are no longer in effect or (iv) the date on which Remo Picchietti becomes employed by a competitor of WLG or WCS and such employment constitutes a breach of the non-compete obligations under the Employment Agreement, or would have constituted a breach of his non-compete obligations if such obligations were it still in effect.  The Letter Agreement described in this paragraph was terminated effective February 19, 2010.

Paul Pomroy, is the Managing Director and a director of Asean and has worked with Asean since its inception in 1984. Paul has extensive experience in all facets of the freight forwarding and logistics  industry, including  air and sea  freight forwarding, customs brokerage and related logistics services. He has considerable experience in working with China and is familiar with doing business throughout Asia.   Mr. Pomroy was elected to serve as a director of WLG, effective January 28, 2008, and resigned as of January 12, 2009. In April 2009, he also resigned as a director of Asean. There were no special arrangements or understandings between Mr. Pomroy and any other person(s) pursuant to which he was selected as a director.

David Koontz joined WLG in August 2005 as its Chief Financial Officer and was elected to serve as a director effective August 1, 2007. Following the acquisition of Asean, Mr. Koontz serves as a director of Asean and as a director of our Australian holding company, WLG (Aust).  Immediately before joining WLG, he served for over three years as the Chief Financial Officer and director of a U.S. public company in the alternative energy sector. Mr. Koontz holds a Bachelors Degree in Business from California State University at Northridge, California, and is a CPA. There are no special arrangements or understandings between Mr. Koontz and any other person(s) pursuant to which he was selected as a director.

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

Significant Employees

Danny Chan, age 41, joined WLG in November 2009 to assume the newly created position of President of Asia Pacific.  Prior to joining WLG, Danny served as the managing director for South China from January 2006 to April 2009 for a large multinational freight forwarding and logistics company.  He held a similar position with another large freight forwarding company prior to January 2006.  Mr. Chan holds a bachelor’s degree in International Economics from the University of California in Los Angeles.

Robert Wong, age 52, serves as the Chief Executive Officer of our Hong Kong and China operations. Prior to assuming this position in January 2008, Robert, in February 2004, became the Vice President of WEHK. Before joining WEHK, Mr. Wong, from 1993 to 2002, was a group vice president of Jardine Logistics Services (HK) Ltd, a logistics service provider. Following that, he then acted as a logistics consultant for ANL Container Line Pty. Ltd. in Melbourne, Australia. He holds an MBA and also has a full membership in The Chartered Institute of Shipbrokers (MCIS), The Chartered Institute of Logistics and Transport (MILT) and The Chartered Institute of Marketing (MCIM).

Edward Pawelko, age 47, began his employment with the Group when he joined WCS as its Chief Financial Officer in March 2008.  He served in that position until December 1, 2009, when he was promoted to be the Chief Executive Officer of WCS.  Prior to joining WCS, Mr. Pawelko held a senior finance position with Reilly International, a large freight forwarding and logistics company headquartered in Chicago, Illinois.  Ed holds a Bachelor’s Degree in business from the University of Illinois and a MBA from Keller Graduate School in Chicago.

Gordon Dean, age 38, worked for the UK company that was acquired by WLG (UK) when it commenced doing business in the UK in September 2006. Until October 17, 2008, Gordon was responsible for sales and marketing, and effective October 17, 2008, Gordon assumed the position of Managing Director of WLG (UK). Gordon has over 20 years working in all facets of the freight forwarding and logistics industry. He gained his experience working in the UK, but has significant expertise in serving the Far East and Indian Sub-Continent markets, focusing mainly on the Hong Kong, China and the India trade lanes to the UK.

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

Legal Proceedings

Based on our inquiries of all of our officers and directors we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management, except that Mr. Andrew Jillings is a subject in an investigation being conducted by the anti-trust division of the US Department of Justice relating to certain conduct and practices by companies in the freight forwarding industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and holders of greater than 10% of our outstanding shares of common stock are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Principal Executive Officer and each of the two most highly compensated executive officers, other than the Principal Executive Officer (collectively, the “Named Executive Officers”) for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-Equity Incentive	Nonqualified
Name &					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
		(1)	(2)	(3)	(4)	(5)	(6)	(7)
Christopher Wood (8)
President and Chief Executive Officer – WLG and director	2009	247,742						144,936	392,678
	2008	247,742	0	0	0	0	0	128,284	376,026

Paul Pomroy (9)
Managing Director –Asean and WLG director (until January 12, 2009)	2009	214,676		0	0	0	0	65,846	280,522
	2008	224,172	20,886	0	0	0	0	65,026	310,084

Remo Picchietti (10)
WLG Executive. Vice President
WCS CEO (Until Dec. 2008)
WLG Director	2009	261,059						23,929	284,988
	2008	250,000	0	0	0	0	0	22,400	272,400

(1) The salary amounts for each named individual include only that person’s base salary. Messrs. Wood, Pomroy (Resigned January 12, 2009) and Picchietti served as directors of the Group, but none of them receive any compensation for their service as a director.

(3) (4) (5) (6) No payments, accruals or other forms of compensation described in columns (e), (f), (g) and (h) were made to Mr. Wood or any of the other Named Executives for the years ended December 31, 2009 and 2008.

(8) Mr. Wood received a housing allowance of $108,387 for both 2009 and 2008. In addition, he received payments of $14,532 and $16,964 as automobile allowances, $1,548 and $1,548 for a government mandated retirement plan and $20,468 and $1,385 in medical plan premiums, respectively, for the years 2009 and 2008. Mr. Wood’s compensation is paid in Hong Kong dollars and has been translated at the rate of 7.75:1.

(9) Mr. Pomroy received $43,124 and $39,539 for automobile allowances and reimbursements for the years 2009 and 2008, respectively.  Cash of $19,321 and $22,055 was contributed on his behalf to a government sponsored retirement plan and health premiums of $3,400 and $3,432 were paid to a medical plan, respectively, for the years 2009 and 2008. Mr. Pomroy’s bonus for 2008 was paid in cash and was awarded on a discretionary basis in recognition of the financial results of Asean. All of Mr. Pomroy’s compensation is paid in Australian dollars and has been translated at the historical average rate of 1.28 for the US dollar to the Australian dollar for 2009.

(10) Mr. Picchietti received an auto allowance of $9,620 for both 2009 and 2008. In 2009 and 2008, cash contributions of $14,309 and $12,780, respectively, were paid on his behalf for medical insurance premiums.

Employment Agreements.

Chris Wood: WLG entered into an employment agreement effective January 1, 2009, with Christopher Wood, the Company’s Chief Executive Officer and director.   Pursuant to the Employment Agreement, Mr.  Wood was to serve as the Company’s Chief Executive Officer for an initial term of five years, and such term was to be automatically extended for successive one year terms, unless earlier terminated pursuant to the terms of his Employment Agreement.   Under the Employment Agreement, Mr. Wood is to receive (i) an annual base salary of HKD 1,920,000, (ii) a monthly housing allowance of HKD 70,000, (iii) reimbursement for business expenses, (iv) health insurance coverage for himself and his immediate family, and (iv) the use of a company car and reimbursement for operating costs.   Mr. Wood is also eligible to receive an annual cash bonus of up to 100% of his base salary, and he may receive stock awards under the Company’s 2005 Stock Incentive Plan, or any other plan adopted by the Company.   The Employment Agreement also contains standard  indemnification and confidentiality provisions.  Effective March 1, 2010, Mr. Wood relinquished his position as CEO in favor of Mr. Andrew Jillings.  Mr. Wood continues as a director and Chairman of the board.  Other than for the change of position, Mr. Wood’s employment agreement continues in effect with no other material changes.

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

Andrew Jillings: Andrew joined the Group on March 1, 2010, to serve as the Chief Executive Officer of WLG and  its subsidiaries.  Under the terms of his employment agreement, he is to be paid an annual amount of HK$2.94 million. Mr. Jillings is entitled to receive an additional amount per annum of HK$1.21 miillion which shall be deferred and paid at a later date to be agreed between Mr. Jillings and the Board of Directors. Mr. Jillings shall also receive full reimbursement for business expenses, premiums for himself and his family for a private medical plan and for all automobile costs. In addition, he is eligible to receive an annual bonus and to participate in the Company’s 2005 Stock Incentive Plan, with the award of any bonus and share options to be at the discretion of the Board of Directors.

Either the Company or Mr. Jillings may terminate his employment agreement by giving three month’s written notice to the other party until December 2011, and, after that date, the notice period shall be nine months. The Company shall have the right to terminate Mr. Jillings employment agreement for cause, as defined in the agreement.  The agreement also contains confidentiality provisions. Upon a termination of his employment, Mr. Jillings may not disclose or make use of any confidential that he obtained during the course of his employment, and this prohibition against disclosing confidential information is unlimited and continues after termination of employment.

Paul Pomroy: Asean entered into an employment agreement with Paul Pomroy in July 2005 and this agreement has remained in effect following the acquisition of Asean. Under his employment agreement, Mr. Pomroy serves as Asean's Managing Director for an indefinite term. Prior to April 2008, Mr. Pomroy received an annual salary of approximately $169,000, an annual car allowance of $22,300 and reimbursement of  all operating costs, an annual contribution equal to the statutory rate in Australia for a pension fund of his choice, a bonus and stock options, which shall be awarded at the sole discretion of Asean's board of directors. The agreement may be terminated by either party upon six months written notice, or in lieu thereof, upon the payment of six month’s salary. Effective April 1, 2008, Mr. Pomroy’s salary was increased from Australian $225,000 to Australian $265,000 per annum. Translating Mr. Pomroy’s current salary to US dollars at the historical exchange rates prevailing for calendar year 2009 yields an annual salary of approximately US$214,000. (All of the compensation elements in Mr. Pomroy’s employment agreement are denominated in Australian dollars.)

The agreement also contains confidentiality, non-solicitation and non-competition provisions. Under these provisions, Mr. Pomroy may not solicit customers or employees of Asean or work in a competing business for a period of twelve months following termination of his employment. The prohibition against disclosing confidential information is unlimited and continues after termination of employment.

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

Remo Picchietti:   Mr. Picchietti entered into an Employment Agreement with WLG and WCS, pursuant to which he was appointed the Chief Executive Officer of WCS and an Executive Vice President of WLG. Mr. Picchietti receives an annual base salary of $250,000 as the Chief Executive Officer of WCS. Mr. Picchietti is entitled to participate in WCS’s bonus program on a discretionary basis and is eligible to participate in WLG’s stock option plan. No stock option awards have been made to Mr. Picchietti. He is entitled to receive other employment benefits consistent with his position, including medical coverage, a car allowance and annual paid leave.    In December 2008, Mr. Picchietti relinquished his position as the Chief Executive Officer of WCS, but continued to receive his salary of $250,000 per year.  Mr. Picchietti resigned from WLG and from the board of directors, effective February 19, 2010.

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

DIRECTOR COMPENSATION

No amounts were paid or accrued to the Group’s directors in connection with their service as directors for the fiscal years ended December 31, 2009 and 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2010, we had 30,880,094 shares of common stock issued and outstanding.

The following table sets forth information, as of March 30, 2010, with respect to the beneficial ownership of our preferred and common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)		Percent of Class
Series A and B Preferred Stock	Chris Wood	3,700,000	(b)	100%

Common Stock	Chris Wood	21,603,205	(b)	61.2%

	Remo Picchietti	0	(c)	0%

	David Koontz	600,000	(d)	1.9%

	Paul Pomroy	586,000	(e)	1.9%

	Jumbo Glory Limited	16,000,000	(f)	51.8%

	All directors and executive officers as a group (four persons)	22,798,205		63.5%

(a)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages shown are calculated based upon 31,880,094 shares of common stock outstanding on March 30, 2010. The numbers and percentages shown for each shareholder include the shares of common stock actually owned as of March 30, 2010, and the shares of common stock that the person or group had the right to acquire within 60 days of March 30, 2010. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 30, 2010, upon the exercise of options, warrants or conversion privilege are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(b)
Mr. Wood owns 17,174,634 shares of common stock directly and no shares indirectly. In addition, he owns 2.0 million and 1.7 million shares of the Company’s Series A and Series B Preferred Stock, respectively, which are convertible at any time into 4,428,571 shares of common stock. For the purpose of determining Mr. Wood’s ownership of common stock, it has been assumed that he exercised the conversion privilege to convert the Series A and B Preferred Stock into 4,428,571 shares of common stock. (See Note (f))

(c)	Mr. Picchietti sold all of his holdings in WLG shares on February 19, 2010, and does not own directly or beneficially any WLG shares, either common or preferred.

(d)
Mr. Koontz holds options to acquire 600,000 shares of the Company’s common stock. One option for 200,000 shares became fully vested in August 2007.  Mr. Koontz is to be granted a second option for 400,000 shares and not all terms for this option have been finalized.

(e)	Mr. Pomroy holds 586,000 shares of the Company’s common stock in a trust that he controls.

(f)
Jumbo Glory Limited (“Jumbo”), a privately held company incorporated in Hong Kong, purchased 8.0 million shares of the Company’s common stock on February 8, 2010, in a private transaction from Christopher Wood.  In addition, Jumbo may purchase an additional 8.0 shares of the Company’s common stock from Mr. Wood for a period of days beginning on February 8, 2010.  If Jumbo completes the purchase of an additional 8.0 million shares of the Company’s common stock as described in point (f) above, Jumbo will hold more than 50% of the Company’s common stock and a change in control of the Company shall have occurred. Jumbo Glory’s address is 3/fl, Queens Road Centre, 152 Queens Road Central, Hong Kong.

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

During the years ended December 31, 2009 and December 31, 2008, we conducted no trade transactions through an agent that is deemed to be a related party.

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

For the years ended December 31, 2009 and 2008 no sales were make through WLT and no amounts were due to or from WLT as of  December 31, 2008 and 2007.

Transactions with Join Wing Properties Limited ("JWP")

Mr. Wood is a director and owns all of the outstanding equity interests of JWP.

JWP owns a residential property which is occupied by Christopher Wood. During the years ended December 31, 2009 and 2008, rental expense of approximately $108,000 for each year, was paid or was payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosures under the section for  Executive Compensation .

Loans made by WLG Officers to WLG.

At the time WLG acquired WCS, WCS, under the terms of a financing agreement with certain of its lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and the value of warrants (the “Warrants”) held by the Debt Holders. The total amount owed to the Debt Holders, which included interest ($29,600), principal ($2,700,000) and the Warrants ($262,500) was $2,992,100. Of this amount, WLG provided cash of $2,550,000 to WCS, and WCS used $442,100 of its cash to repay the Debt Holders in full for all of their security interests. Of the funds provided by WLG, $1,050,000 was from its working capital and the remaining amount of $1,500,000 was provided  to WLG from loans made to it by two of its officers. Mr. Koontz and Mr. Wood, the Chief Financial Officer and Chief Executive Officer, who each loaned the Company $750,000, respectively. Each loan carried an interest rate of 12%.   The loan from Mr. Koontz was repayable in 12 equal installments of $62,500 beginning on August 1, 2008.   As of December 31, 2009, and 2008, the balance of the loan was nil and $375,000, respectively.   In addition to Mr. Wood’s loan of $750,000, Mr. Wood made further loans to the Group of $950,000 in April 2008 and $600,000 in June 2008. At June 30, 2008, the Group owed Mr. Wood $2.3 million.   Pursuant to a conversion agreement, Mr. Wood converted $1.7 million of his loans to Series B Preferred Stock and retained a note in the amount of $600,000.   Mr. Wood’s $600,000 note carries an interest rate of 12% and is repayable in 12 equal monthly installments of $50,000, beginning on January 31, 2009. WLG accrued interest expense of $13,125 and $80,625 for the years 2009 and 2008, respectively, for the note owed to Mr. Koontz.   For the note and advances owed to Mr. Wood, WLG accrued interest expense of $276,000 and $220,110 for the years 2009 and 2008, respectively. The interest accrual for Mr. Wood includes $204,000 and $102,000 for 2009 and 2008, respectively, which relates to the $1.7 million of 12% Series B Preferred Stock owned by Mr. Wood.  The Series B Preferred Stock is shown as a liability on the Group’s 2009 and 2008 balance sheets and the dividends paid on the Series B Preferred Stock under US GAAP are described as interest.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2009, the Board determined that none of our directors was independent based upon such criteria.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent accountant is Mazars CPA Limited. As reported in our Form 8-K filed on July 24, 2007, the Group appointed Mazars CPA Limited as its independent accountant effective as of July 20, 2007. Our previous independent accountant was Moores Rowland Mazars, and this firm underwent a re-organization in 2007 and did not continue as Moores Rowland Mazars. Certain members of Moores Rowland Mazars formed Mazars CPA Limited, and we hired that firm to be our independent accountant. Set forth below are the aggregate fees billed by Mazars CPA Limited for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2009 and 2008, and the review of the financial statements included in the Company's Forms 10-Q for 2009 and 2008. (See also Part II, Item 9.)

Audit Fees
Year ended December 31, 2009:	$103,226
Year ended December 31, 2008:	$110,710
Audit-Related Fees
Year ended December 31, 2009:	$0
Year ended December 31, 2008:	$0
Tax Fees (1)
Year ended December 31, 2009:	$2,632
Year ended December 31, 2008:	$2,632

(1)	Tax fees are for the preparation of the Hong Kong profit's tax returns and related tax computations for the years 2008 and 2007, respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)

10.12	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement dated January 1, 2009, between WLG Inc. and Christopher Wood (10)
10.16	Loan and Security Agreement dated February 24, 2010, by and between WLG (USA) LLC and World Commerce Services, LLC and NOVA Business Credit, a division of NOVA Bank. (11)
10.17	Revolving Note dated February 24, 2010, by WLG (USA) LLC and World Commerce Services LLC in favor of NOVA business Credit, a division of NOVA Bank. (11)
10.18	Surety Agreement dated February 24, 2010, by WLG Inc. (11)
10.19	Agreement of Subordination and Standstill dated February 24, 2010, by and among WLG (USA) LLC, World Commerce Services, LLC, NOVA Business Credit, a division of NOVA Bank and WLG Inc. (11)
10.20	Employment Agreement between Andrew Jillings and WLG Inc., effective March 1, 2010. (11)
21.1	Subsidiaries of the Registrant. (11)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005.

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.

(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.

(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.

(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.

(11)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: March 31, 2010	By:	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David Koontz
David Koontz
Chief Financial Officer and Director
(Principal Financial Officer and Accounting Officer)

/s/ Christopher Wood
Christopher Wood
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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement (10)
10.16	Loan and Security Agreement dated February 24, 2010 by and between WLG (USA) LLC and World Commerce Services, LLC and NOVA Business Credit, a division of NOVA Bank. (11)
10.17	Revolving Note dated February 24, 2010 by WLG (USA) LLC and World Commerce Services LLC in favor of NOVA business Credit, a division of NOVA Bank. (11)
10.18	Surety Agreement dated February 24, 2010 by WLG Inc. (11)
10.19	Agreement of Subordination and Standstill dated February 24, 2010 by and among WLG (USA) LLC, World Commerce Services, LLC, NOVA Business Credit, a division of NOVA Bank and WLG Inc. (11)
10.20	Employment Agreement between Andrew Jillings and WLG Inc., effective March 1, 2010. (11)
21.1	Subsidiaries of the Registrant. (11)
23.1	Consent of Auditors. (11)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (11)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.

(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.

(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.

(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.

(11)	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
WLG Inc.
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of WLG Inc. and its subsidiaries (collectively, “WLG”, the “Company”, or the “Group”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong, March 31, 2010

WLG Inc.

Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		Year ended December 31,
		2009	2008
	Note	US$	US$
Revenues:
Freight		81,702	131,286
Other services		62,142	82,760

Total revenues		143,844	214,046

Operating expenses
Cost of forwarding/customs		(121,132)	(186,677)
Selling and administrative expenses		(23,949)	(24,427)
Impairment loss on goodwill	7	(2,450)	-
Depreciation, amortization and impairment loss	6, 7	(1,721)	(1,258)

Total operating expenses		(149,252)	(212,362)

(Loss) Income from operations		(5,408)	1,684

Other (expense) income
Interest income		3	8
Interest expense		(626)	(899)
Other income, net		148	265

(Loss) Income before income taxes and extraordinary item		(5,883)	1,058

Provision for income taxes	3	(366)	(599)

(Loss) Income before extraordinary item		(6,249)	459

Extraordinary item: Gain on cancellation of earn-out liability (net of taxes: 2009-Nil, 2008-$22)	7	208	34

Net (loss) income		(6,041)	493

Dividends on preferred stock		(90)	(90)

(Loss) Income applicable to common stock		(6,131)	403

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment		462	(443)

Total comprehensive loss		(5,669)	(40)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		Year ended December 31,
		2009	2008
	Note	US$	US$

Net (loss) earnings per share:

Basic (loss) earnings per share	4	(0.20)	0.01

Diluted (loss) earnings per share	4	(0.20)	0.01

Weighted average number of shares of common stock outstanding

Basic		31,400,094	31,400,094

Diluted		31,400,094	32,025,668

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		At December 31,
		2009	2008
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		1,899	2,402
Restricted cash	5	601	713
Trade receivables, net of allowance (2009-$570, 2008-$499)		16,906	15,246
Deposits, prepayments and other current assets		1,254	903
Tax prepaid		149	50

Total current assets		20,809	19,314

Property, plant and equipment, net	6	1,427	1,115
Deposits and other non-current assets		107	142
Deferred tax assets	3	288	248
Intangible assets, net	7	2,183	3,931
Goodwill	7	6,878	9,328

Total assets		31,692	34,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	8	603	466
Trade payables		10,447	8,092
Other accrued liabilities		2,897	2,702
Bank loans - maturing within one year	8	4,725	3,896
Current portion of capital lease obligations	9	90	72
Due to directors	11	670	990
Income tax payable		117	183

Total current liabilities		19,549	16,401

Non-current liabilities
Non-current portion of capital lease obligations	9	35	91
Other non-current liabilities		187	216
Deferred tax liabilities	3	-	-
Bank loans – maturing after one year	8	206	-

Total non-current liabilities		428	307

Commitments and contingencies	10	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized, issued and outstanding (Redemption and liquidation value of $1,700)	12	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

		At December 31,
		2009	2008
	Note	US$	US$

Stockholders' equity
Preferred stock, $0.001 par value, 5.0 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized, issued and outstanding (Redemption and liquidation value of $1,500)	13	2	2
Common stock, $0.001 par value, 55.0 million shares authorized, 31,400,094 (2008: 31,400,094) shares issued and outstanding	13	31	31
Additional paid-in capital		12,784	12,770
Statutory reserve	14	167	124
Accumulated other comprehensive income (losses) - Foreign currency translation adjustments		239	(223)
(Accumulated losses) Retained earnings		(3,208)	2,966

Total stockholders' equity		10,015	15,670

Total liabilities and stockholders' equity		31,692	34,078

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

	Series A convertible redeemable preferred stock		Common stock		Additional paid-in capital	Statutory reserve	Accumulated other comprehensive income (losses)	(Accumulated losses) Retained earnings	Total
	Number	US$	Number	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2008	2,000,000	2	31,400,094	31	12,760	-	220	2,687	15,700
Net income	-	-	-	-	-	-	-	493	493
Foreign currency translation adjustment	-	-	-	-	-	-	(443)	-	(443)
Transfer to statutory reserve (Note 14)	-	-	-	-	-	124	-	(124)	-
Dividends on preferred stock	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	10	-	-	-	10

Balance as of December 31, 2008	2,000,000	2	31,400,094	31	12,770	124	(223)	2,966	15,670
Net loss	-	-	-	-	-	-	-	(6,041)	(6,041)
Foreign currency translation adjustment	-	-	-	-	-	-	462	-	462
Transfer to statutory reserve (Note 14)	-	-	-	-	-	43	-	(43)	-
Dividends on preferred stock	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	14	-	-	-	14

Balance as of December 31, 2009	2,000,000	2	31,400,094	31	12,784	167	239	(3,208)	10,015

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

	Year ended December 31,
	2009	2008
	US$	US$
Cash flows from operating activities:
Net (loss) income	(6,041)	493

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	361	405
Amortization and impairment loss on intangible assets	1,360	853
Allowance for bad debts	495	815
Impairment of goodwill	2,450	-
Share-based amortization	14	10
Gain on cancellation of earn-out liability	(208)	(34)

Changes in working capital:
Trade receivables	(1,789)	5,825
Deposits, prepayments and other current assets	(316)	57
Trade payables	2,355	(3,558)
Other accrued liabilities	937	(382)
Due to directors	(120)	(657)
Income tax payable	(205)	(195)

Net cash (used in) provided by operating activities	(707)	3,632

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(577)	(279)

Net cash used in investing activities	(577)	(279)

Cash flows from financing activities:
Restricted cash	112	(64)
Bank overdrafts	137	(5)
Net increase (decrease) in bank loans	1,035	(3,958)
Capital lease obligations paid	(38)	(102)
Dividend paid on preferred stock	(90)	(90)
(Repayment to) Loans from directors	(375)	1,637

Net cash provided by (used in) financing activities	781	(2,582)

Net (decrease) increase in cash and cash equivalents	(503)	771

Cash and cash equivalents at beginning of year	2,402	1,631

Cash and cash equivalents at end of year	1,899	2,402

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of December 31, 2009.

On April 1, 2005, WLG acquired 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON also has an office in Detroit, Michigan.  KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON consisted of a $1,000 cash payment and a professional fee of $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG Holdings (UK) Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings.  Effective September 15, 2006, WLG (UK) acquired for cash the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company.  This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs clearance and warehouse logistics services, mostly to UK based customers.  These activities are now carried on by WLG (UK).

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers. As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA. MSA mainly serves customers that ship products from Asia to the US.  Effective December 31, 2009, MSA merged with and into World Commerce Services LLC (“WCS”).

On July 31, 2007, the Group acquired all of the membership interests in WCS.  WCS is based in Schaumburg, Illinois, and also has offices in New York, Atlanta and Los Angeles.  It is a non-asset based freight forwarding company and provides a full range of logistics and customs brokerage services to its customers, specializing in freight imports from Asia, mostly by sea, and with an emphasis on imports from China.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

Basis of consolidation
The consolidated financial statements include the financial information of WLG and its subsidiaries.  The financial information of each of the companies is included in the Group’s audited consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2009, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income
The Group adopted FASB ASC 220, Comprehensive Income which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2009, the Group recorded other comprehensive income of $462, being the translation difference arising from the consolidation of its non-US subsidiaries’ financial statements.

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
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business combinations

The Company accounts for business combinations by applying the acquisition method of accounting. At the acquisition date, assets acquired and liabilities assumed are recognized based on their fair values. Accounting for business combinations requires significant assumptions and estimates to measure fair value and may include the use of appraisals, market quotes for similar transactions, discounted cash flow techniques or other information if relevant. Any excess of the cost of a business acquisition over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. Should the acquisition result in a bargain purchase, where the fair value of assets and liabilities exceed the amount of consideration transferred, the resulting gain will be recorded into earnings on the acquisition date. All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expense in the period in which they are incurred. All assets and liabilities arising from contractual contingencies are recognized as of the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period.

If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts will be reported for which the accounting is incomplete, with retrospective adjustments made to such provisional amounts during the measurement period to present new information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, and in no case beyond one year from the acquisition date, subsequent revisions of the accounting for the business combination will only be accounted for as correction of an error.

Goodwill and other intangible assets
Goodwill is the difference between the purchase price of a company and the fair market value of the acquired company’s net assets. Intangible assets with definite lives, such as customer relationships, are amortized using the straight-line method over their estimated lives.

Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with FASB ASC 350, Intangibles - Goodwill and Other. We complete the required impairment tests annually at the year-end, or when certain events occur or circumstances change. Estimated remaining lives of other intangible assets ranged from three to seven years as of December 31, 2009.

Accounting for the impairment of long-lived assets
Long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets held and used is accomplished by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. Impairment losses, if any, are measured as the excess of the carrying amounts of the assets over their estimated fair values. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less the costs to dispose of such assets.

Leasing
Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases.

Assets held under capital leases are recognised as assets of the Group at the lower of the fair value of the leased assets and the present value of the minimum lease payments. The corresponding liability to the lessor is included in the balance sheet as a capital lease obligation. Finance charges implicit in the lease payment are charged to the statement of operations over the term of the relevant lease so as to produce a charge at a constant periodic rate on the remaining balance of the obligations for each accounting period.

Rentals payable under operating leases are charged to income on a straight-line basis over the term of the relevant lease.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

The Group recognizes revenue gross as a principal rather than net as an agent.  Revenues are recognized in this manner because the Group is subject to credit, inventory and cargo risks.

Revenues realized in other capacities, such as when the Group acts as an agent for the shipper, include only the commissions earned for the services performed. These revenues are recognized upon completion of the services.

Other services offered by the Group include customs brokerage, arranging local delivery of goods, warehousing and distribution services and preparing and transmitting terminal and shipping documents.  Revenues are recognized upon completion of the respective services, and upon the clearance of goods for customs brokerage.

Recognition of cost of forwarding
The billing for the cost of forwarding is usually delayed until after a shipment is completed.  As a result, the Group has to estimate the cost of purchased transportation and services and accrue an amount on a shipment-by-shipment basis in a manner that is consistent with revenue recognition.  Such estimates are based on past trends and on the judgment of management.  Historically, upon completion of the payment cycle (receipt and payment of transportation bills), the actual, aggregate transportation costs are not materially different than the amounts accrued.  However, if the actual costs vary from the amount accrued, a revision to the accrual is recorded.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

The Group adopted FASB ASC 740, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740 did not have a material impact on the Group’s financial statements.

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
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for doubtful accounts and concentration of credit risk
The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable.  It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $570 as of December 31, 2009, and $499 as of December 31, 2008.

Cash and cash equivalents
Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, which are readily convertible to a determinable amount of cash and are so near maturity that the risk of loss in value will be insignificant because of changes in interest rates.

Net income per share
According to the requirements of FASB ASC 260, Earnings per Share, basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding.  The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common shares had been issued.  In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common shares.

Segment reporting
The Group adopted FASB ASC 280, Segments Reporting.  The Group’s results of operations and financial position were affected by the implementation of ASC 280 as it operates in more than one line of business. Segment information is disclosed in Note 22 to the consolidated financial statements.

Consolidation of variable interest entities

In December 2003, the FASB issued a FASB ASC 810-10, Consolidation of Variable Interest Entities to clarify some of the provisions of FASB Interpretation No. 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity with which that company is involved. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties.  Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. ASC 810-10 also requires disclosures about VIEs that the Company is not required to consolidate, but in which it has a significant variable interest.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Consolidation of variable interest entities (Continued)
A major shareholder of the Group has an interest in one company with which the Group has agency agreements for the performance of freight forwarding services. These agreements and the transactions thereunder are based on normal commercial terms. Transactions with this entity are regarded as “related party transactions” which have been fully disclosed in Note 11 to the consolidated financial statements. Under the terms of ASC 810-10, this entity is considered as a “business”.  ASC 810-10 stipulates that an entity that is a business is not required to be evaluated by a reporting enterprise to determine if the entity is a VIE. Accordingly, the adoption of ASC 810-10 did not have an impact on the Group’s consolidated financial statements.

Share-based payment
Effective April 1, 2007, the Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award granted and recognized over the vesting period.  Stock-based compensation expense is included in selling, general and administrative expenses.

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the "Incentive Plan"). During the year ended December 31, 2008, WLG’s board approved the award of stock options to certain employees to allow them to purchase an aggregate of 175,000 shares of WLG’s common stock.  WLG’s board awarded no stock options during the year ended December 31, 2009.

Recent accounting pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). Effective in the third quarter of 2009, the ASC became the single source for all authoritative GAAP recognized by the FASB, and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact the Company’s consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805, Business Combinations.  ASC 805 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of ASC 805 did not have a material impact on the Group’s financial position or results of operations.  The Group is required to expense costs related to acquisitions after December 31, 2008, if any.

In December 2007, the FASB issued FASB ASC 810, Non-controlling Interests.  ASC 810 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  ASC 810 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of ASC 810 did not have a material impact on the Group’s financial position or results of operations.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In March 2008, the FASB issued FASB ASC 815, Derivative and Hedging, an Amendment of FASB Statement No. 133 (“SFAS No.133”).  ASC 815 amends SFAS No. 133 and requires entities to enhance their disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  ASC 815 is effective for fiscal years beginning on or after November 15, 2008.  The adoption of ASC 815 did not have a material impact on the Group’s financial position or results of operations.

In February 2008, the FASB issued FSAB ASC 820-10-65, Transition and Open Effective Date Information, which delays the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until 2009.  The Group is currently evaluating the inputs and techniques used in these measurements, including items such as impairment assessments of goodwill and impairment testing of intangible assets.  The Group adopted ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption of ASC 820-10-65 did not have a material impact on the Group’s results of operations, financial position, and cash flows.

In June 2008, the FASB issued FSAB ASC 470-20, Debt with Conversion and Other Option.  The objective of ASC 470-20 is to provide transition guidance for conforming changes made to ASC 470-20-05, Convertible Securities and Beneficial Conversion Features and ASC 470-20-35 Contingently Adjustable Conversion Ratios, that result from ASC 470-20-30 Application Specific Instruments, and ASC 480, Distinguishing liabilities from Equity.  This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008, with early application permitted. The adoption of ASC 470-20 did not have a material impact on the Group’s financial position or results of operations.

In June 2008, the FASB issued FSAB ASC 815, Derivatives and Hedging.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  ASC 815 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument.  ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock.  The adoption of ASC 815 did not have a material impact on the Group’s results of operations or financial position.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FASB ASC 320, Other-Than-Temporary Impairments, (ii) FASB ASC 825, Financial Instruments, and (iii) FASB ASC 820, Fair Value When Markets Are Not Active, which are effective for interim and annual reporting periods ending after June 15, 2009. ASC 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. ASC 820 provides additional guidance for estimating fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. The impact on the adoption of the three related FSPs related only to the disclosures of the Company’s financial instruments and has no material impact on the consolidated financial position or results of operations. The disclosure requirements of ASC 820 are presented in Note 20 to the consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. The provisions distinguish events requiring recognition in the financial statements and those that may require disclosure in the financial statements and requires disclosure of the date through which subsequent events were evaluated. The Company adopted ASC 855 since the second quarter of 2009. In February 2010, the FASB issued ASU 2010-9, Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC 855, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued. However, non–SEC filers are required to evaluate subsequent events through the date that the financial statements are available to be issued. In addition, ASU 2010-9 exempts SEC filers from disclosing the date through which subsequent events were evaluated. ASU 2010-9 is effective upon issuance. The adoption of the provisions did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-04, Accounting for Redeemable Equity Instruments — Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” The adoption of ASU 2009-04 did not have a material impact on the consolidated financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This ASU amends Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The adoption of ASU 2009-05 did not have a material impact on the consolidated financial position or results of operations.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In September 2009, the FASB issued ASU No. 2009-06, Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This ASU provides additional implementation guidance on accounting for uncertainty in income taxes and eliminates the disclosures required by paragraph 740-10-50-15(a) through (b) for nonpublic entities. The adoption of this ASU did not have a material impact on consolidated financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-08, Earnings per Share Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The adoption of this ASU did not have a material impact on the consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (“Topic 605”): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This ASU provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This ASU establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted, as early as interim periods ended September 30, 2009. The Company expects the adoption of this ASU will not have a material impact on its financial statements.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets. ASU 2009-16 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. The provisions are effective January 1, 2010, for a calendar year-end entity, with early application not permitted. Adoption of these provisions is not expected to have a material impact on the Group’s consolidated financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting Involved with Variable Interest Entities, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. The provisions are effective Janaury 1, 2010, for a calendar year-end entity, with early application not permitted. The adoption of ASU 2009-17 is not expected to have a material impact on the Group’s results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, this ASU requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense (benefit) is comprised of the following:

	Year ended December 31,
	2009	2008
	US$	US$

Current tax
United States	96	(32)
Hong Kong	156	237
PRC	177	114
Australia	(92)	316
United Kingdom	(1)	(34)

Deferred tax
Australia	30	(2)

	366	599

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	Year ended December 31,
	2009	2008
	%	%

Statutory tax rate	(38.8)	38.8
Effect of permanent differences	23.9	15.4
Effect of foreign tax rate	(4.3)	(48.3)
Increase in valuation allowance	25.3	53.7
Others	0.1	(2.9)

Effective rate	6.2	56.7

The statutory rate for the years ended December 31, 2009 and 2008, refers to the US statutory tax rate, including state taxes.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

(c)
As of December 31, 2009, the parent company, WLG, had U.S. federal and state consolidated income tax loss carryforwards of approximately $4,083 that may be used to reduce future taxable income. These carryforwards expire for U.S. federal tax purposes in various years beginning in 2024 and ending in 2028. In addition, the Group has a foreign tax credit carryforward of $562, which will expire in 2012.

(d)	The temporary differences that give rise to a significant portion of the deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	Assets		Liabilities
	2009	2008	2009	2008
	US$	US$	US$	US$

Tax loss carried forward	106	-	-	-
Others	182	248	-	-

Net deferred tax	288	248	-	-

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

4.	(LOSS) EARNINGS PER SHARE

(Loss) Earnings per share were computed as follows:
	Year ended December 31, 2009
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$

Loss before extraordinary item	(6,249)
Less: Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	(0.05)

Basic loss per share
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Extraordinary item	208	31,400,094	0.00
Net loss available to common stockholders	(6,131)	31,400,094	(0.20)

Effect of dilutive securities
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Extraordinary item	208	31,400,094	0.00
Net loss available to common stockholders	(6,131)	31,400,094	(0.20)

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
4.	(LOSS) EARNINGS PER SHARE (CONTINUED)

	Year ended December 31, 2008
	Income	Weighted average number of shares outstanding	Per share amount
	US$		US$

Income before extraordinary item	459
Less: Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	(0.05)

Basic earnings per share
Income before extraordinary item available to common stockholders	369	31,400,094	0.01
Extraordinary item	34	31,400,094	0.00
Net income available to common stockholders	403	31,400,094	0.01

Effect of dilutive securities
Income before extraordinary item available to common stockholders	369	31,400,094	0.01
Employee stock options (Note #)	-	574
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock	6	625,000
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted earnings per share
Income before extraordinary item available to common stockholders	375	32,025,668	0.01
Extraordinary item	34	32,025,668	0.00
Net income available to common stockholders	409	32,025,668	0.01

# :
For the year ended December 31, 2008, common stock was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, and 2,428,571 shares related to the Series B convertible redeemable preferred stock. The effect of these conversions would be anti-dilutive.

For the year ended December 31, 2009, common stock was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock. Under an agreement with the sellers of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets are achieved. None of the earnings targets were achieved as of December 31, 2009 and 2008. The effect of these conversions would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan and guarantee facilities granted by banks:

(i)	Restricted cash

	At December 31,
	2009	2008
	US$	US$

Restricted cash	601	713

(ii)	Accounts receivable and all other assets of Asean, which as of December 31, 2009 and 2008, were approximately $10,135 and $6,834 respectively.

(iii)	Accounts receivable and all other assets of WLG (USA) and MSA Group, and WCS, which as of December 31, 2009 and 2008, were approximately $6,859 and $7,194 respectively.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	At December 31,
	2009	2008
	US$	US$

Computer equipment	1,354	1,011
Office equipment	1,157	844
Furniture and fixtures	314	301
Motor vehicles	94	81
Leasehold improvements	559	395

	3,478	2,632
Less: Accumulated depreciation	(2,051)	(1,517)

Net book value	1,427	1,115

Capital leased assets included above are as follows:

	At December 31,
	2009	2008
	US$	US$

Cost	686	572
Accumulated depreciation	(316)	(210)

Net book value	370	362

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2009 and 2008, were:

	At December 31,
	2009			2009
	Gross carrying amount	Accumulated amortization	Net carrying value	Gross carrying amount	Accumulated amortization	Net carrying value
	US$	US$	US$	US$	US$	US$
Amortizable intangible assets
Non-contractual customer lists	5,461	3,278	2,183	6,057	2,126	3,931

Amortization expense for the year ended December 31, 2009, was $1,360, which includes an impairment loss of $720 for WCS's customer list because of its declining earning potential. For the year ended December 31, 2008, amortization expense was $853 and no impairment losses were recognized for the intangible assets.

During the year ended December 31, 2008, the Group entered into agreements with the former shareholders of MSA pursuant to which they gave up their rights to any remaining contingent consideration. The Group recorded a purchase price adjustment to reflect the terms of the agreement, resulting in the pro-rata reduction of the net carrying value of the customer list and the accrued earn-out liabilities in the accounts of MSA, reducing the value of each to zero.  In accordance with SFAS No. 141, “Business Combinations”, the Group recorded an extraordinary gain for the difference between the remaining value of the accrued earn-out liability and net book value of the customer list and property and equipment as of the date the liability was canceled.

As of December 31, 2009, the earn-out arrangement with certain former executives of UK Division was canceled by mutal consent and the accrued liability was no longer payable. In accordance with SFAS No. 141, a purchase price adjustment was recognized to reduce the net carrying value of WLG (UK)'s customer list to zero and to eliminate the accrued earn-out liability of approximately $597.

Estimated amortization expense for each of the following five years is:

US$

2010	433
2011	433
2012	433
2013	352
2014	206

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

Based on the results of an annual test for the impairment of goodwill, an impairment charge of $2,450 was recognized for the goodwill associated with WCS for the year ended December 31, 2009 because of the deterioration in WCS’s business due to the impact of the economic recession. The impairment recognized for WCS’s goodwill is equal to the difference between the carrying value of $5,440 and the fair value of approximately $3,000. The fair value of goodwill was calculated using a present value model based on discounted estimated future cash flows. The change in the carrying amount of goodwill is as follows:

	2009	2008
	US$	US$

Balance as of January 1,	9,328	9,328
Impairment	(2,450)	-

Balance as of December 31,	6,878	9,328

8.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At December 31,
	2009	2008
	US$	US$
Facilities granted
- bank guarantees	1,145	1,074
- overdraft facilities	603	466
- bank loans and revolving credit lines	5,909	7,261
- foreign exchange facilities	223	173
- lease facilities	223	173

Total bank facilities	8,103	9,147

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

8.	BANKING FACILITIES (CONTINUED)

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $545 will expire within one year from December 31, 2009, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $123 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $477 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loan facilities mature on various dates as follows: (i) $2,080 revolving credit facility on February 28, 2010, (ii) loan facility of $3,571 is an on-going loan facility that is subject to review in 2010, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) loan facility of $258 which is repayable by 60 monthly installments ending in December 2014.

The bank loans and revolving credit facilities of $5,909 are secured as follows: (i) $2,080 is secured by all assets of WCS, WLG (USA) and MSA, including their accounts receivables as well as a guarantee provided by the Group’s parent company, (ii) $3,571 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $258 is secured by a guarantee provided by the Group’s parent company and a loan guarantee given by the Hong Kong Special Administrative Region Government.

WCS’s revolving credit facility in the face amount of $2,080 requires WCS to comply with certain covenants, one of which is that WCS must at all times have excess availability of at least $750. This loan facility expired in February 2010 and was not renewed. On February 24, 2010, WCS and WLG (USA) obtained a new revolving banking facility of $3,000 from another lender which shall expire in February 2011.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

8.	BANKING FACILITIES (CONTINUED)

The total bank guarantees of $1,145 contain guarantees collateralized by cash of $545.  Another bank guarantee of $123 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.  The remaining bank guarantee of $477 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $603 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $223 and a leasing facility of $223, which as of December 31, 2009, had not been utilized.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of December 31, 2009 and 2008, the weighted average interest rates of the Group’s short-term bank borrowings were 7.27% and 7.27% per annum, respectively.

	At December 31,
	2009	2008
	US$	US$
Utilized
Committed lines
- bank guarantees	1,145	1,074
- overdraft facilities	603	466
- bank loans and revolving credit lines	4,931	3,896
- lease facilities	-	2

Total bank facilities utilized	6,679	5,438

9.	CAPITAL LEASE OBLIGATIONS

The following is a schedule, by year, of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009 and 2008:

	At December 31,
	2009	2008
	US$	US$

Within one year	97	86
Over one year but not exceeding two years	29	83
Over two years but not exceeding three years	10	15

	136	184
Less amount representing interest	(11)	(21)

Present value of future minimum lease payments	125	163
Less: current liabilities	(90)	(72)

Non-current portion	35	91

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
10.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of December 31, 2009 and 2008:

	At December 31,
	2009	2008
	US$	US$

Within one year	1,539	1,365
Over one year but not exceeding two years	1,038	966
Over two years but not exceeding three years	731	567
Over three years but not exceeding four years	472	351
Over four years but not exceeding five years	404	290
Over five years	984	1,184

Total operating lease commitments	5,168	4,723

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years. Rent expense under operating leases for the years ended December 31, 2009 and 2008, was $1,737 and $1,844, respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air and ocean freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year.  As of December 31, 2009 and 2008, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $2,249 and $2,420, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2009, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $40. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

WCS was named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equaled approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. In December 2009, WCS settled the case for $100, with an initial payment of $50 at the time of settlement and is obliged thereafter to make ten monthly payments of $5 each. The cost of this settlement is to be reimbursed by the return of WLG’s common stock by a former shareholder of WCS to the Group.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

11.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG
David Koontz (“DK”)	Director and officer of WLG and a director of Asean and WLG (Aust)
Paul Pomroy (“PP”)	PP is a director and officer of Asean and a director of WLG (Aust), and became a director of WLG on January 28, 2008. During 2009, PP resigned as a director of Asean, WLG (Aust) and WLG
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Asean Cargo Services (Qld) Pty Limited (“ACSQ”)	PP is a director of ACSQ

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to CW	CW	100%

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31,
	2009	2008
	US$	US$
Due to directors (Notes)

CW	670	615
DK	-	375

	670	990

Notes:

(i)
Amounts due to directors are unsecured and interest-free, except for the director loans of $600 (see note (ii) below) and $375 due to CW and DK, respectively, which were used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital. These director loans carry an interest rate of 12% per annum. The director loan of $375 from DK was fully repaid in 2009. The director loan of $600 from CW was scheduled to be repaid by 12 equal installments beginning on January 31, 2009, but the repayment schedule was deferred.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

11.	RELATED PARTY TRANSACTIONS (CONTINUED)

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group. The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009. CW has agreed that payments due under the Note may be deferred on a month-to-month basis. No principal payments had been made to CW as of December 31, 2009. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

Additional details of transactions:
	Year ended December 31,
	2009	2008
	US$	US$
Rental paid/payable
JWP	108	108

Summary of transactions for the years ended December 31, 2009 and 2008, with directors / stockholders:
	CW	DK	Total
	US$	US$	US$

At January 1, 2008	960	750	1,710
Loans from directors	1,637	-	1,637
Interest accrued	220	81	301
Interest paid	(160)	(81)	(241)
Dividends accrued	90	-	90
Dividends paid	(90)	-	(90)
Repayment of loan	-	(375)	(375)
Repayment of advances	(342)	-	(342)
Converted to Series B Convertible Redeemable Preferred Stock	(1,700)	-	(1,700)

At December 31, 2008	615	375	990

Reclassification from accrued liabilities	60	-	60
Interest accrued	276	13	289
Interest paid	(184)	(13)	(197)
Dividends accrued	90	-	90
Dividends paid	(67)	-	(67)
Repayment of loan	-	(375)	(375)
Repayment of advances	(120)	-	(120)

At December 31, 2009	670	-	670

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

12.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the outstanding shares of the Series B Preferred Stock at a price of $1.00 per share, subject to adjustment. In addition, commencing on the earlier to occur of 24 months after the issuance date, Mr. Wood’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of the Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

For the years ended December 31, 2009 and 2008, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $204 and $102, respectively.

13.	STOCKHOLDERS’ EQUITY

Issuance of Common Stock:
During September and October 2005, WLG, through a private transaction received subscriptions for the sale of 928,080 shares of its common stock at a price of $1.00 per share, and received the full proceeds of $928 for all of the subscribed shares as of December 31, 2005.

WLG, pursuant to various agreements and/or understandings with certain of its employees, issued 63,000 shares of its common stock to such employees as compensation for services during the year ended December 31, 2005. The fair market value of the shares has been recorded as an addition to paid-in-capital and common stock as of December 31, 2005, and the employee benefit is recorded in the stockholders’ equity section of the accompanying consolidated financial statements. Compensation expense is amortized and recorded in each period the services are rendered, and the related employee benefit is reduced by a like amount. All amounts of compensation expense for these shares were fully amortized to expense as of December 31, 2006.

In addition, a consultant was issued 10,000 shares of WLG’s common stock as payment for services in the year ended December 31, 2005. The issuance of these shares was recorded as an expense and as an addition to common stock and additional paid-in capital.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
13.	STOCKHOLDERS’ EQUITY (CONTINUED)

Issuance of Common Stock (Continued):
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

During 2007, the Company issued 4,710,014 shares of its common stock as part of the consideration for the acquisition of WCS.  Under the terms of the Purchase Agreement with the Sellers of WCS, the Company is obligated to issue up to 1,962,506 shares of its common stock to the Sellers if certain financial results are achieved by WCS over the 24 months ended July 31, 2009.

In addition, the Company is obligated to issue, on a pro-rata basis, up to 500,000 shares of its common stock to the Sellers in the event that the holder of WLG’s Series A convertible preferred stock, outstanding as of the Closing Date of WCS, converts the Series A convertible preferred stock into WLG’s common stock.

None of the financial targets for WCS were achieved as of December 31, 2009 and 2008, and the Company is no longer obligated to issue any shares of its common stock to the former owners of WCS pursuant to the terms of the Purchase Agreement.

Issuance of Series A Preferred Stock:
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

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. As of December 31, 2009, a majority of the directors were not independent and the conditions for a redemption had not been met. No Series A Preferred Stock has been converted or redeemed.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
14.	STATUTORY RESERVE

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

Minimum annual transfers to statutory reserves shall be at least 10% of a WOFIE’s after tax profit which shall be determined in accordance with the PRC accounting rules and regulations.  Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital. The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital. No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC subsidiary.

For the years ended December 31, 2009 and 2008, 10% of WE China’s after tax profit in its statutory financial statements has been appropriated to the general reserve, respectively, and such amount is shown as a component of stockholders’ equity.

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2009	2008
	US$	US$

Cash paid for:
Interest expense	534	839
Income taxes	571	773

Other non-cash transaction:

(i)	On June 30, 2008, Mr. Wood converted $1,700 of outstanding loans that he had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
16.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to its officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by the board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares of common stock outstanding as of January 1, 2009, the number of shares reserved under the Plan was 6,280,019.

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

Effective December 1, 2008, the board awarded stock options to an employee for the purchase of 150,000 shares of the Company’s common stock. The vesting period for the December 2008 options is 2 years. The options lapsed when the employee left the Company during 2009.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under ASC 718, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the years ended December 31, 2009 and 2008, was $14 and $10, respectively. As of December 31, 2009 and 2008, the compensation expense related to non-vested options totaled $2 and $20 and was expected to be recognized over 12 and 24 months, respectively. The total intrinsic values of the options outstanding and options exercisable as of December 31, 2009 and 2008, were zero. No tax benefit was recognized for the stock option expense recorded for the years ended December 31, 2009 and 2008.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
16.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility (Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value (per share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95

Exercisable at December 31, 2009	232,500	1.14	5.84

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

17.	RETIREMENT PLAN

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

The expense for all Mandatory Provident, Retirement and Pension Schemes for the years ended December 31, 2009 and 2008, was $1,001 and $964, respectively.

WCS operates a 401(k) plan for its employees and for the employees of WLG (USA) and MSA. All eligible employees are allowed to make elective tax-deferred contributions to the plan, subject to IRS limitations.

18.	OPERATING RISKS

a)	Credit risk and its concentration

The Group provides freight forwarding, customs brokerage and other services to its customers, and it is required to set forth the detail of individual customers accounting for more than 10% of the Group’s sales. As of December 31, 2009, one customer accounted for 11.7% of the Group’s trade receivables. No customer accounted for more than 10% of the Group’s trade receivables as of December 31, 2008.

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

Credit risk represents the accounting loss that would be recognized at the reporting date if counter parties failed to perform as contracted.  Concentration of credit risk (whether on or off balance sheet) arises from the Group’s major customers, but the management, in its opinion, considers that the risk of recoverability of the unreserved receivables is minimal.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)
18.	OPERATING RISKS (CONTINUED)

b)	Concentration of suppliers

The Group obtained services from a number of suppliers, and is required to set forth the details of individual suppliers accounting for more than 10% of the Group’s costs.  Details of individual suppliers accounting for more than 10% of the Group’s costs appear in Note 19(b) to the consolidated financial statements.

As of December 31, 2009 and 2008, no supplier accounted for more than 10% of the Group’s trade payables.

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

	Year ended December 31,
	2009	2008
	%	%
Revenues
Americas	34	45
Asia and others	22	21
Australia	36	25
Europe	8	9

	100	100

	At December 31,
	2009	2008
	%	%

Trade Receivables
Americas	29	34
Asia and others	16	15
Australia	46	37
Europe	9	14

	100	100

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

19.	MAJOR CUSTOMERS AND SUPPLIERS

(a)	No individual customer accounted for more than 10% of the Group's revenues.

(b)           No individual supplier accounted for more than 10% of the Group's costs of forwarding.

20.	FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, which requires disclosures about assets and liabilities that are measured at fair value. Further information about such assets and liabilities is presented below. The Company began to apply the provisions of ASC 820 to non-financial assets and liabilities beginning January 1, 2009.

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Level 2 inputs are based on other observable market data, such as quoted prices for similar assets and liabilities, and inputs other than quoted prices that are observable, such as interest rates and yield curves. Level 3 inputs are developed from unobservable data reflecting the Company’s assumptions, and include situations where there is little or no market activity for the asset or liability.

The carrying value of cash and cash equivalents, restricted cash, trade receivables, deposits, prepayments and other current assets, prepaid tax, trade payables, other accrued liabilities, amounts due to directors, bank overdraft and bank loans contained in the consolidated balance sheet approximates fair value.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a nonrecurring basis as of December 31, 2009.

		Fair value measurement using
Description	Fair value as of December 31, 2009	Level 1	Level 2	Level 3	Total loss for the year ended December 31, 2009
	US$	US$	US$	US$	US$

Intangible assets	2,183	-	-	2,183	720
Goodwill	6,878	-	-	6,878	2,450

Total	9,061	-	-	9,061	3,170

During the year ended December 31, 2009, goodwill was written down to its implied fair value of $6,878 by an impairment charge of $2,450 to WCS’s goodwill. An impairment charge of $720 was recorded for WCS's intangible assets. The inputs used to determine the fair values and the corresponding impairment charges were based on discounted cash flow models, which were based primarily on the Company’s assumptions.

21	SUBSEQUENT EVENTS

On February 8, 2010, Mr. Christopher Wood, the former Chief Executive Officer, controlling shareholder and a director of WLG sold 8,000,000 shares of WLG’s common stock owned by him to Jumbo Glory Limited (“Jumbo Glory”), at a price of $0.25 per share in a private transaction (the “Initial Sale”), pursuant to the terms of a Stock Purchase Agreement dated February 8, 2010, between Mr. Wood and Jumbo Glory (the “Stock Purchase Agreement”). The Stock Purchase Agreement also provides that at any time within 90 days of the closing date of the Initial Sale, Mr. Wood will sell an additional 8,000,000 shares of WLG’s common stock owned by him to Jumbo Glory at a price of $0.25 per share if requested to do so by Jumbo Glory.

Effective February 19, 2010, Remo Picchietti resiged as Executive Vice President, and as a member of WLG’s Board of Directors. Mr. Picchietti served as Executive Vice President and as a director of the Company since July 2007, but did not serve on any committees of the Board of Directors.

On February 24, 2010, WCS and WLG (USA) (collectively,  the “Borrowers”) entered into a loan and security agreement with NOVA Business Credit, a division of  NOVA Bank (“Lender”), pursuant to which Lender agreed to provide  a revolving loan facility to the Borrowers in the maximum amount of $3,000. The revolving facility shall mature one year from the effective date of the revolving loan facility, which is February 24, 2010.

Effective March 1, 2010, WLG’s Board of Directors appointed Mr. Andrew Jillings to become the Chief Executive Officer of WLG. Mr. Wood, WLG’s former Chief Executive Officer, has been appointed as an executive officer of WLG and will continue as a director and Chairman of WLG’s Board of Directors.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

21.	SEGMENTS OF THE BUSINESS

Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding (ii) sea forwarding and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the years ended December 31, 2009 and 2008

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Revenues	27,859	36,296	62,484	111,408	53,501	66,342	143,844	214,046
Costs of forwarding/customs	(22,536)	(30,612)	(49,104)	(94,246)	(49,492)	(61,819)	(121,132)	(186,677)
Depreciation	(61)	(59)	(217)	(264)	(83)	(82)	(361)	(405)
Interest income	1	1	1	6	1	1	3	8
Interest expense	(59)	(75)	(176)	(339)	(101)	(169)	(336)	(583)
Other segment income	59	62	84	159	5	44	148	265
Other segment expenses	(4,531)	(4,478)	(13,096)	(14,905)	(4,617)	(4,460)	(22,244)	(23,843)
Tax (expense) benefit	(106)	(142)	(273)	(389)	13	(68)	(366)	(599)

Segment (loss) income	626	993	(297)	1,430	(773)	(211)	(444)	2,212
Unallocated parent company expenses and extraordinary gain							(3,147)	(1,719)
Impairment of goodwill							(2,450)	-

Net (loss) income							(6,041)	493

Property, plant and equipment – additions	97	56	319	143	161	80	577	279

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2009 and 2008

(Dollars in thousands except share data and per share amounts)

21.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	As of December 31, 2009 and 2008

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At December 31,		At December 31,		At December 31,		At December 31,
	2009	2008	2009	2008	2009	2008	2009	2008
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	5,150	4,965	10,122	10,530	7,340	5,240	22,612	20,735

Unallocated assets							9,080	13,343

Total assets							31,692	34,078