Form 10-Q
period 2010-03-31
WLG INC
filed 2010-05-14
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

On May 13, 2010, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2009. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

		Three months ended March 31,
		2010	2009
		US$	US$
	Note	(unaudited)	(unaudited)
Revenues:
Freight		23,695	14,947
Other services		15,089	16,116

Total revenues		38,784	31,063

Operating expenses
Cost of forwarding/customs		(32,601)	(26,559)
Selling and administrative expenses		(6,385)	(5,352)
Depreciation and amortization		(217)	(243)

Total operating expenses		(39,203)	(32,154)

Loss from operations		(419)	(1,091)

Other income (expense)
Interest income		1	1
Interest expense		(180)	(160)
Other income, net		17	71

Loss before income taxes		(581)	(1,179)

Income tax (provision) benefit		(38)	136

Net loss		(619)	(1,043)

Dividends on preferred stock		(23)	(23)

Loss applicable to common stock		(642)	(1,066)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment		59	(56)

Total comprehensive loss		(583)	(1,122)

Net loss per share:

Basic loss per share	2	(0.02)	(0.03)

Diluted loss per share	2	(0.02)	(0.03)

Weighted average number of shares of common shares outstanding
Basic		31,168,983	31,400,094

Diluted		31,168,983	31,400,094

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At March 31, 2010	At December 31, 2009
	Note	US$	US$
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		1,669	1,899
Restricted cash		601	601
Trade receivables, net of allowance (2010-$604; 2009-$570)		16,867	16,906
Deposits, prepayments and other current assets		1,381	1,254
Tax prepaid		171	149

Total current assets		20,689	20,809

Property, plant and equipment, net		1,521	1,427
Deposits and other non-current assets		107	107
Deferred tax assets		267	288
Intangible assets, net		2,074	2,183
Goodwill		6,878	6,878

Total assets		31,536	31,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	3	620	603
Trade payables		10,478	10,447
Other accrued liabilities		2,697	2,897
Bank loans - maturing within one year	3	5,174	4,725
Current portion of capital lease obligations		86	90
Due to directors	5	644	670
Income tax payable		93	117

Total current liabilities		19,792	19,549

Non-current liabilities
Non-current portion of capital lease obligations		96	35
Other non-current liabilities		191	187
Bank loans – maturing after one year	3	455	206

		742	428

Commitments and contingencies	4

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value $1,700)	6	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At March 31, 2010	At December 31 2009
	Note	US$	US$
		(unaudited)
Stockholders’ equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)		2	2
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2009: 31,400,094) shares issued, 30,880,094 (2009: 31,400,094) shares outstanding		31	31
Additional paid-in capital		12,784	12,784
Statutory reserve	7	167	167
Treasury stock, at cost, 520,000 (2009: Nil) shares		(130)	-
Accumulated other comprehensive income (losses) - Foreign currency translation adjustments		298	239
Accumulated losses		(3,850)	(3,208)

Total stockholders’ equity		9,302	10,015

Total liabilities and stockholders’ equity		31,536	31,692

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

	Three months ended March 31,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(619)	(1,043)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	109	83
Amortization	108	160
Allowance for bad debts	63	174
Share-based amortization	-	3

Changes in working capital:
Trade receivables	14	3,866
Deposits, prepayments and other current assets	(257)	4
Trade payables	31	(1,720)
Other accrued liabilities	(179)	49
Due to directors	(26)	(210)
Income tax payable	(24)	(258)

Net cash (used in) provided by operating activities	(780)	1,108

Cash flows from investing activities:
Acquisitions of property, plant and equipment (Note 1)	(103)	(100)

Net cash used in investing activities	(103)	(100)

Cash flows from financing activities:
Restricted cash	-	112
Bank overdrafts	17	(5)
Net increase (decrease) in bank loans	698	(1,184)
Capital lease obligations paid	(21)	(18)
Dividends paid on preferred stock	(23)	(23)
Repayment to director	(18)	-

Net cash provided by (used in) financing activities	653	(1,118)

Net decrease in cash and cash equivalents	(230)	(110)
Cash and cash equivalents at beginning of period	1,899	2,402

Cash and cash equivalents at end of period	1,669	2,292

Major Non-cash Transactions

1: During the three months ended March 31, 2010, the Group entered into a capital lease arrangement in respect of assets with a total capital value at the inception of the lease of $78 (2009: Nil).

2. During the three months ended March 31, 2010, a former shareholder of WCS reimbursed the Company for legal fees and settlement costs in connection with a settlement of certain litigation by transferring to the Company WLG shares valued at $130.  (See note 4)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.           ORGANIZATION AND BASIS OF PRESENTATION

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

The transfer of Mr. Wood’s interests in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests.

WEHK was incorporated in Hong Kong on June 4, 1982.  Since its inception, WEHK’s principal activity has been the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989, and since that date, WAE’s principal activity has been the provision of air freight forwarding services.

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of March 31, 2010.

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
Three months ended March 31, 2010 and 2009

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

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, was a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers. As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA. MSA mainly serves customers that ship products from Asia to the US. Effective December 31, 2009, MSA merged with and into World Commerce Services LLC (“WCS”).

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
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.           ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of March 31, 2010, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ from these estimates.

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2010, and results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, have been made.  The results of operations for the three months ended March 31, 2010 and 2009, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.           LOSS PER SHARE

Loss per share was computed as follows:

	Three months ended March 31, 2010
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(619)
Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Net loss available to common stockholders	(642)	31,168,983	(0.02)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Net loss available to common stockholders	(642)	31,168,983	(0.02)

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Three months ended March 31, 2009
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,043)
Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Net loss available to common stockholders	(1,066)	31,400,094	(0.03)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Net loss available to common stockholders	(1,066)	31,400,094	(0.03)

#:
For the three months ended March 31, 2010 and 2009, weighted average number of shares outstanding was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock, because the effect of conversion would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010.

Under an agreement with the sellers of WCS, the Company was potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets were achieved. None of the earnings targets were achieved as of March 31, 2009. The obligation to issue these shares terminated as of July 31, 2009.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.           BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At March 31, 2010	At December 31, 2009
	US$	US$
	(Unaudited)
Facilities granted
- bank guarantees	1,123	1,145
- overdraft facilities	621	603
- bank loans and revolving credit lines	7,257	5,909
- foreign exchange facilities	230	223
- lease facilities	230	223

Total bank facilities	9,461	8,103

The terms of the revolving loan facilities, including the amounts and maturity dates, are set forth in agreements between the banks and the Group.

Bank guarantees of $545 will expire within one year from March 31, 2010, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $126 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $452 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loans and revolving loan facilities mature on various dates as follows: (i) $3,000 revolving credit facility on February 24, 2011, (ii) loan facility of $3,676 is an on-going loan facility that is subject to review in 2010, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) two loan facilities of $258 and $323, which are repayable in 60 monthly installments ending in December 2014 and January 2015, respectively.

The bank loans and revolving credit facilities of $7,257 are secured as follows: (i) $3,000 is secured by all assets of WCS and WLG (USA), including their accounts receivables as well as a guarantee provided by the Group’s parent company, (ii) $3,676 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $581 is secured by a guarantee provided by the Group’s parent company and a guarantee given by the Hong Kong Special Administrative Region Government.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.    BANKING FACILITIES (CONTINUED)

The total bank guarantees of $1,123 contain guarantees collateralized by cash of $545.  Another bank guarantee of $126 is secured by (i) a letter of support from the Group’s parent company, and (ii) a registered mortgage debenture over all of Asean’s assets.  The remaining bank guarantee of $452 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $620 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $230 and a leasing facility of $230, both of which as of March 31, 2010, had not been utilized.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of March 31, 2010, and December 31, 2009, the weighted average interest rates of the Group’s bank borrowings were 9.26% and 7.27% per annum, respectively.

	At March 31, 2010	At December 31, 2009
	US$	US$
	(Unaudited)
Utilized
Committed lines
- bank guarantees	1,123	1,145
- overdraft facilities	620	603
- bank loan and revolving credit lines	5,629	4,931

Total bank facilities utilized	7,372	6,679

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

4.           COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of March 31, 2010 and December 31, 2009:

	At March 31, 2010	At December 31, 2009
	US$	US$
	(unaudited)

Within one year	1,893	1,539
Over one year but not exceeding two years	1,577	1,038
Over two years but not exceeding three years	1,152	731
Over three years but not exceeding four years	1,019	472
Over four years but not exceeding five years	871	404
Over five years	864	984

Total operating lease commitments	7,376	5,168

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years.  Rent expense under these operating leases for the three months ended March 31, 2010 and 2009, was $451 and $402, respectively.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year.  As of March 31, 2010 and December 31, 2009, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months was $3,977 and 2,249 respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of March 31, 2010 and December 31, 2009, and subject to the legal proceeding as described below, the aggregate, outstanding amount of all claims was approximately $123 and $40, respectively.  The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims (Continued)

WCS was named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equaled approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. In December 2009, WCS settled the case for $100, with an initial payment of $50 at the time of settlement and is obliged thereafter to make ten monthly payments of $5 each. During the first quarter of 2010, the cost of this settlement, as well as certain legal fees, has been reimbursed to the Group by the return of 520,000 shares of WLG’s common stock by a former shareholder of WCS. The 520,000 shares of WLG's common stock was recorded as treasury stock as at March 31, 2010.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At	At
	March 31,	December 31,
	2010	2009
	US$	US$
	(unaudited)
Due to director (Notes)

CW	644	670

Notes:

(i)
Amounts due to director are unsecured and interest-free, except for the director loan, which amounted to $582 and $600 as of March 31, 2010 and December 31, 2009, respectively, (see note (ii) below), which was used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital. The director loan carries an interest rate of 12% per annum and was scheduled to be repaid in 12 equal installments beginning on January 31, 2009.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group. The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009. CW has agreed that payments due under the Note may be deferred on a month-to-month basis. Principal repayments of $18 had been made to CW as of March 31, 2010. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

Additional details of related party transactions
	Three months ended March 31,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Rental paid/payable
JWP	27	27

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.          RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the three months ended March 31, 2010 and 2009, with directors / stockholders (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2010	670	-	670
Interest accrued	69	-	69
Interest paid	(51)	-	(51)
Repayment of loan	(18)	-	(18)
Repayment of advances	(26)	-	(26)

At March 31, 2010	644	-	644

	CW	DK	Total
	US$	US$	US$

At January 1, 2009	615	375	990
Reclassified from accrued liabilities	60	-	60
Interest accrued	69	9	78
Interest paid	(69)	(9)	(78)
Repayment of loan	-	(188)	(188)
Repayment of advances	(22)	-	(22)

At March 31, 2009	653	187	840

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

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
Three months ended March 31, 2010 and 2009

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

For the three months ended March 31, 2010 and 2009, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $51 and $51, respectively.

7.           STATUTORY RESERVE

WE China (“the PRC Subsidiary”) is a wholly-owned foreign investment enterprise (“WOFIE”) registered in the PRC.  Under the laws and regulations applicable to a WOFIE, such enterprises are required to maintain certain statutory reserves for specific purposes, which include a general reserve, an enterprise development fund and a staff welfare and bonus fund.  The board of directors of the PRC Subsidiary shall determine on an annual basis based on its PRC statutory financial statements the amount to be transferred to statutory reserves.

Minimum annual transfers to statutory reserves must be at least 10% of a WOFIE’s after tax profit which shall be determined in accordance with the PRC accounting rules and regulations.  Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital.  The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital.  No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC Subsidiary.

No after tax profit has been appropriated to the general reserve in respect of the three months ended March 31, 2010 and 2009, as the transfers are to be made based on the PRC Subsidiary’s statutory financial statements at the completion of its fiscal year.

8.           SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Cash paid for:
Interest expense	162	160
Income taxes	63	122

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

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

Effective January 15, 2007, the board approved and awarded stock options to three employees permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock.  The vesting period for the January 2007 options is 3 years, and these options are now fully vested.

Effective January 8, 2008, the board approved and awarded stock options to an employee for the purchase of 25,000 shares of the Company’s common stock.  The vesting period for the January 2008 options is 3 years.

Effective December 1, 2008, the board approved and awarded stock options to an employee for the purchase of 150,000 shares of Company’s common stock. The vesting period for December 2008 options is 2 years. The options lapsed upon the termination of employment of this employee during 2009.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under ASC 718, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the three months ended March 31, 2010 and 2009, was $1 and $3, respectively. As of March 31, 2010 and December 31, 2009, the future compensation expense related to non-vested options totaled $1 and $2 and was expected to be recognized over 9 and 12 months, respectively. The total intrinsic values of the options outstanding and options exercisable as of March 31, 2010 and December 31, 2009, were zero. No tax benefit was recognized for the stock option expense recorded for the three months ended March 31, 2010 and 2009.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

9.           SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility(Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value(per option share)	$0.28	$1.22	$0.23	$0.06

#:	The expected volatility is based on the underlying share price of WLG’s shares and to a comparison of the volatility of the share prices of peer companies.

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95

Outstanding at March 31, 2010	245,000	1.12	5.70

Exercisable at March 31, 2010	236,167	1.13	5.62

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

10.           FAIR VALUE DISCLOSURES

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

11.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended March 31, 2010 and 2009 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	$US	US$

Revenue	8,157	4,532	17,494	14,476	13,133	12,055	38,784	31,063
Cost of forwarding/customs	(6,593)	(3,559)	(14,031)	(11,633)	(11,977)	(11,367)	(32,601)	(26,559)
Depreciation	(22)	(12)	(62)	(52)	(25)	(19)	(109)	(83)
Interest income	-	-	1	-	-	-	1	-
Interest expense	(24)	(14)	(59)	(42)	(28)	(26)	(111)	(82)
Other segment income	10	13	7	60	-	(2)	17	71
Other segment expenses	(1,551)	(919)	(3,233)	(3,113)	(1,138)	(962)	(5,922)	(4,994)
Income tax benefit (provision)	11	36	(42)	51	(7)	49	(38)	136

Segment (loss) income	(12)	77	75	(253)	(42)	(272)	21	(448)

Unallocated parent company expenses							(640)	(595)

Net loss							(619)	(1,043)

Property, plant and equipment – additions	43	29	102	60	36	11	181	100

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

11	SEGMENTS OF THE BUSINESS (CONTINUED)

(a)         Business segments (continued)

(ii)	As of March 31, 2010 and December 31, 2009

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At March 31, 2010	At December 31, 2009	At March 31, 2010	At December 31, 2009	At March 31, 2010	At December 31, 2009	At March 31, 2010	At December 31, 2009
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	5,694	5,150	10,393	10,122	6,475	7,340	22,562	22,612

Unallocated assets							8,974	9,080

Total assets							31,536	31,692

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

11.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2010 and 2009, analyzed by geographical locations:

	Three months ended March 31,
	2010	2009
	%	%
	(unaudited)	(unaudited)

Revenues
America	31	38
Asia and others	24	21
Australia	37	31
Europe	8	10

	100	100

(c)
The Group made no sales during the three months ended March 31, 2010 and 2009, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued ASU 2010-09, Subsequent event. This ASC amends certain recognition and disclosure requirements to FASB ASC 855. ASU 2010-09 requires an entity that is an SEC filter or is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued but remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. These amendments are effective upon issuance of the final Update, except of the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2010 and 2009

12.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging. This ASU amends Subtopic 815-15, scope exception related to embedded credit derivatives. The adoption of ASU 2010-11 did not have a material impact on the Group’s results of operations or financial position.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation. This ASC provides amendments to FASB ASC 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade should not be considered to contain a condition that is not a market, performance, or service condition. As a result, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables. The ASC provides amendments to FASB ASC 310 As a result, modification of loans under within a pool under do under ASC do not result in the removal of those loans from the pool even it the modification of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

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

13    SUBSEQUENT EVENTS

On May 11, 2010, Mr. Christopher Wood, the former Chief Executive Officer, controlling shareholder and a director of WLG, sold 7,748,848 shares of WLG’s common stock owned by him to Jumbo Glory Limited (“Jumbo Glory”) at a price of $0.129 per shares in a private transaction.  The sale was pursuant to an Amendment to a Stock Purchase Agreement dated February 8, 2010.  With the completion of the transaction, Jumbo Glory has acquired 51% of WLG’s common stock and now holds a controlling interest in the Company.

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

WLG's business is conducted by its operating subsidiaries, which, as of March 31, 2010, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), WLG (USA) LLC (“WLG (USA)”) (formerly dba “Kay O'Neill”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc., and, in January 2004, changed its name to Wako Logistics Group, Inc. In December 2007, we changed our name to WLG Inc.  Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share.  On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock.   Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.

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

Pursuant to the Closer Economic Partnership Agreement (“CEPA”) concluded in September 2003, between Hong Kong and the PRC, Hong Kong incorporated companies were granted the right to establish wholly-owned enterprises in China to provide a full-range of logistics services.  In July 2004, our Hong Kong subsidiary, WEHK, which qualified under the provisions of the CEPA, formed WE China, a wholly-owned subsidiary in the PRC.  WE China began operations in February 2005, and now provides logistics support and freight forwarding services for air and sea exports and imports between China and the rest of the world.  WE China has nine offices in China, including offices in what we believe are four of China’s most important commercial centers: Beijing; Shanghai; Shenzhen and Guangzhou.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country.   Historically, the business of the MSA Group had been more focused on its customs brokerage practice rather than on its freight forwarding operations.  Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.  As of the end of 2008, all of the activities of Sea Systems had been assumed by MSA, and, as of December 31, 2009, MSA was merged into and with WCS..

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

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and the warehousing of goods.  We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and/or in which we maintain agency relationships.  For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require the use of advanced tracking systems and access to sophisticated logistical networks in many countries, which we have established over the past 27 years.

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

A significant portion of the expenses for our freight business is variable and relates directly to the amounts and volumes of shipments we book.  Direct transportation costs are our largest variable expense.  Personnel costs represent the second largest expense for our freight operations.   Over time, we have gained the experience necessary that allow us to project our staffing needs based on the number of customer orders we fulfill.   Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to adjust our staff levels for unexpected peaks and downturns in our business.

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

We also have contracts with ocean shipping lines pursuant to which the shipping lines provide us a certain amount of container space at agreed rates over a period of time.  Under the normal operating practices of this industry, shipping lines often do not charge freight forwarders for space they are unable to utilize.  However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the allocated space or was unable to sell it to other freight forwarders.

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

The VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets.  Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location.  We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country.  With the continuing economic downturn, we are seeing an increasd interest on the part of our customers to seek low-cost logistics and distributions services.  Thus, performing these services at the point of shipment in the country of manufacture may provide a more efficient and less costly means for a customer to store and distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

Customs Brokerage Operations

We have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Los Angeles, California and Schaumburg, Illinois.  In each location, we acquired an existing business.  Customs brokerage services are performed both for freight and brokerage customers as well as for brokerage only customers.  While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide.  In general, customs brokerage services include preparing all documentation required for the clearance of goods through customs and, for some customers, the collection of funds for the payment of import duties to the appropriate governmental agencies.  In addition, as part of our customs work, we often provide ancillary services which may include assistance with customs examinations, advice on duty rates and regulations and the local delivery of goods.

As part of our customs practice, we may be required, because of competitive pressures, to advance funds on behalf of our clients to pay the duty on their import shipments.  These advances represent a considerable use of cash and do carry a credit risk for us.  For this reason, we maintain stringent checks on the creditworthiness of all brokerage customers.  Normally, countries have electronic payment procedures which allow importers to make payments directly to the government customs agency, and we have implemented programs to encourage and assist our customers to use these payment facilities.  If our customers do remit customs duties directly to their respective governmental agencies, we benefit by not outlaying our cash, as well as avoiding the credit risk on the cash advances we might otherwise provide.

Brokerage margins are generally less than the margins we earn from our freight-forwarding and VAS operations.  However, operating a brokerage practice gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding and VAS customers.

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

At the latest count, we work with over 600 overseas agents worldwide with offices in strategic cities around the world.  As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009.

Results of Operations

Total revenues for the three months ended March 31, 2010, increased by about $7.72 million, or 25%, when compared with the same period in 2009, from approximately $31.06 million to $38.78 million.   Our Hong Kong operations reported increased revenues of $1.65 million.  Revenues from our China offices increased by $1.44 million.  Our US operations reported a combined increase in revenues of $0.16 million and Asean’s revenues grew by $4.64 million.  Lastly, revenues in our UK operations fell by $0.17 million.

Gross profit increased from $4.50 million for the three months ended March 31, 2009, to $6.18 million for the same period in 2010, for an increase of $1.68 million, or about 37%. The increase was primarily due to an uptick in the volume of freight shipped by our customers.  Of this increase in gross profit, approximately 15% is attributable to our US operations and 85% relates to our businesses outside the US.

The Group's gross margin increased from 14.50% for the three months ended March 31, 2009, to 15.9% for the same period in 2010.  The increase in our gross margin is  due to  improvements in the gross margin of Asean in Australia and WCS in the US, The improvements in gross margin for these two operations offset declines in the gross margins of our other operations.

Total operating expenses increased to about $6.60 million for the three months ended March 31, 2010, as compared to approximately $5.60 million for the same period in 2009, for an increase of $1.00 million.  The increase is partially attributable to an increase in the operating expenses of Asean, and is due to salaries for additional personnel for its warehouse operations, and a strengthening of the Australian dollar against the US dollar. In addition, late in 2009, we added new personnel to our  Hong Kong and China operations, which increased our operating costs in the first quarter by about $0.24 million.  For the first quarter of 2010, salaries and related personnel costs increased by about $0.76 million, from $3.75 million to $4.51 million.  Other selling and administrative costs increased by approximately 17% from $1.61 million to $1.88 million, which, when combined with the increase in personnel costs, resulted in a total increase of approximately $1.03 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.24 million to $0.22 million, or about 11%.  Most of this reduction relates to a decrease in the amortization for WCS’s customer list.  In 2009, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list, and this has resulted in less monthly amortization expense for this asset.  See Other Operating Expenses below.

After the provision for income taxes, the Group recorded a net loss of $0.62 million for the three months ended March 31, 2010, compared to a net loss of $1.04 million for the same period in 2009.   Hong Kong and China’s operations reported a combined net income of $0.13 million for the three months ended March 31, 2010, compared to net income of $0.34 million for the same period in 2009, for a decrease of approximately $0.21 million.  Our US operations recorded a combined net loss of $0.16 million for the three months ended March 31, 2010, compared to a net loss of $0.49 million for the same period in 2009.  For the three months ended March 31, 2010, WLG (USA) and WCS reported net income of $55,000 and net loss of $0.21 million, respectively, compared to a net income of $0.11 million and net loss of $0.60 million, respectively, for the same period in 2009.  Asean reported a net income of $0.15 million for the three months ended March 31, 2010, compared to net loss of $0.33 million for the same period in 2009, mainly attributable to an increase in business from its major customers.  WLG (UK) reported a net loss of $0.11 million for the three months ended March 31, 2010, compared to a net income of $42,000 for the same period in 2009.  The parent company’s loss was increased by about $43,000 when compared to same period in 2009.  During the first quarter of 2010, we added two officers in the parent company, one individual starting January and the second person joining at the beginning of  March, which increased salaries expense by about $93,000, but this increase was partially offset by the decrease in amortization expense of about $52,000.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $4.53 million for the three months ended March 31, 2009, to about $8.16 million for the same period in 2010, for an increase of $3.63 million.  Our Hong Kong and China operations reported increases in revenues of $1.30 million and $0.97 million, respectively.  In addition, WCS posted an increase in revenues of $1.00 million. Our remaining subsidiaries reported a net increase in their air freight revenues of approximately $0.36 million.

Cost of sales for our air freight operations increased by $3.03 million from $3.56 million for the three months ended March 31, 2009, to $6.59 million for the same period in 2010, mainly as a result of an increase in the volumes of cargo shipped and an increase in shipping rates by the airlines.

The Group’s gross profit margin for its air freight business decreased from 21.5% for the three months ended March 31, 2009, to 19.2% for the same period in 2010.  The decrease in our gross profit margin is mainly attributable to the increase in shipping rates in 2010.

Segment overhead for our air freight operations was $0.90 million for the three months ended March 31, 2009, which compares to $1.58 million for the same period in 2010.  This increase is attributable to an upturn in our air-freight business, and to new personnel added to our offices in Hong Kong and China.

Net segment loss for our air freight operations is approximately $12,000 for the three months ended March 31, 2010, compared to net income of $77,000 for the same period in 2009.  For the three months ended March 31, 2010, our Hong Kong and China air freight operations reported net incomes of approximately $40,000 and $8,000, respectively, compared to net incomes of approximately $0.10 million and $26,000, respectively, for the same period in 2009, for a combined decrease of $78,000.  In addition, Asean and WLG (USA) posted net incomes of $31,000 and $15,000, respectively, for the first quarter of 2010, compared to a net loss of $32,000 and a net income of $12,000 for the same period in 2009.  WLG (UK) and WCS reported net losses of $65,000 and $39,000, respectively, for the three months ended March 31, 2010, compared to net losses of $4,000 and $27,000, respectively, for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $14.48 million in the three months ended March 31, 2009, to $17.49 million for the same period in 2010, for an increase of $3.01 million, or an increase of 21%.  Our China and Hong Kong operations reported increases in revenues of $0.47 million and $0.35 million, respectively.  In addition, Asean posted an increase in revenues of $3.23 million. Our remaining subsidiaries reported a net decrease in their sea freight revenues of approximately $1.04 million.

Cost of sales for our sea freight operations increased from $11.63 million for the first quarter of 2009 to $14.03 million for the same period in 2010, due to an increase in the volume in cargo shipped and increasing shipping rates.

The Group’s gross profit margin increased slightly from 19.6% for the three months ended March 31, 2009 to 19.8% in 2010.

Total segment overhead attributable to our sea freight business increased by $0.30 million, or about 10%, from approximately $3.09 million for the three months ended March 31, 2009, to $3.39 million for the same period in 2010.

Net segment income for our sea freight operations is approximately $75,000 for the three months ended March 31, 2010, compared to a net loss of $0.25 million for the same period in 2009.  In the first quarter of 2010, WEHK and WE China reported net incomes of $68,000 and $14,000, respectively, which compares to $0.15 million and $57,000, respectively, for the same period in 2009.  In addition, Asean and WLG (USA) posted a net income of $85,000 and $41,000, respectively, for the three months ended March 31, 2010, compared to a net loss of $0.26 million and a net income of $94,000 for the same period in 2009.  WLG (UK) and WCS reported net losses of $31,000 and $0.10 million, respectively, for the first quarter of 2010, compared to a net income of $97,000 and net loss of $0.39 million, respectively, for the same period in 2009.

Customs brokerage services:  Asean, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the three months ended March 31, 2010, revenues from customs brokerage services totaled approximately $13.13 million, compared to $12.06 million for the same period in 2009, for an increase of about $1.07 million.  Direct and administrative costs for this segment totaled about $13.18 million, producing a net loss of $42,000 for the three months ended March 31, 2010, compared to a net loss of $0.27 million for the same period in 2009.  Most of the loss is attributable to WCS, which reported a net loss of $71,000, compared to a net loss of $0.17 million for same period last year.  Asean reported net income of $39,000 for the three months ended March 31, 2010, compared to a loss of $41,000 for the same period in 2009.   Lastly, during the first quarter of 2010, WLG (UK) posted a net loss of $10,000, which compared to a loss of $51,000 in the first quarter of 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $0.76 million, from $3.75 million for the three months ended March 31, 2009 to $4.51 million for the same period in 2010.  Asean added salary costs of $0.48 million due to an increase in staff for its warehouse business and a strengthening of the Australian currency against the US dollar. In addition, our new Asia-Pacific team based in Hong Kong and China added salaries of about $0.31 million.

Rent

Rent expense for our facilities increased by 9% from $0.43 million for the three months ended March 31, 2009, to $0.47 million for the same period in 2010, for an overall increase of $0.04 million.  Asean and WLG (UK) reported an increase in rental expense of $44,000 and $10,000, respectively, because of a strengthening in their local currencies. WE China’s rent expense increased by $20,000 for the first quarter of 2010, mainly due to the increase in warehouse space added in June 2009. There was a reduction in rent expense of about $18,000 for our Hong Kong facilities.

Other selling and administrative expenses

Other SG&A expense totaled about $1.41 million for the three months ended March 31, 2010, compared to $1.18 million for the same period in 2009, for an increase of $0.23 million.  The increase was mainly attributable to the growth in our business during the first quarter of 2010.

Depreciation and Amortization

For the three months ended March 31, 2010, depreciation expense for property, plant and equipment was $0.11 million, compared to $83,000 for the same period in 2009, for an increase of $27,000.  Asean acquired new office equipment which increased its depreciation expense by about $20,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the three months ended March 31, 2010, amortization expense totaled $0.11 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $8,000, $49,000 and $51,000, respectively.  Amortization expense for the three months ended March 31, 2009 was $0.16 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.

Interest Expense

Interest expense grew from $0.16 million for the three months ended March 31, 2009 to $0.18 million for the same period in 2010, for an increase of $0.02 million.  Asean’s interest expense was higher by $26,000, mainly as a result of an increase in its bank borrowings, an increase in interest rates and a strengthening of Australia's currency.  In addition, WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest of $6,000. Interest expense for the director’s loans and Series B Preferred Stock decreased from $78,000 for the three months ended March 31, 2009 to $69,000 for the same period in 2010, as one of the loans was fully repaid in 2009.  All director loans and the Series B Preferred Stock carry an interest and dividend rate of 12% per annum.

Other income / expense

Other income for the three months ended March 31, 2010, totaled $17,000, compared to other income of $71,000, for the same period in 2009, for a decrease of $54,000.  The decline is mainly attributable to a decrease of miscellaneous income in several of our operating companies.

Provision for Income Taxes

The provision for income taxes is $38,000 for the three months ended March 31, 2010, compared to income tax benefits of about $0.14 million for the same period in 2009.  Income tax of $28,000 was provided on WEHK’s net income of $0.17, for an effective tax rate of 16.5%.  In addition, WAE posted a net loss of $97,000 for which a tax benefit of $16,000 was provided. WLG (UK) and WE China recorded a net loss of $0.16 million and $44,000, respectively, and no tax benefits were provided for their losses. Our Australian operations reported net income of $77,000 and recorded an income tax provision of $26,000. The US operations of WLG (USA) and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.53 million, which included amortization expense of $99,000 that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses.

LIQUIDITY AND CAPITAL RESOURCES

Our operations used cash of approximately $0.78 million for the three months ended March 31, 2010, compared to cash of $1.11 million provided by operations for the same period in 2009.  During the first quarter of 2010, cash was provided by the following sources: amortization and depreciation expense of $0.22 million; provision for bad debts of $63,000; decrease in trade receivables of $14,000 and an increase in trade payables of $31,000.  Major components that used cash for operations during the first quarter of 2010 include: net loss of $0.62 million; increases in deposits and prepayments of $0.26 million; a decrease in other accrued liabilities of $0.18 million; decrease in due to director of $26,000 and a decrease in income tax payable of $24,000.

Net cash provided by financing activities totaled about $0.65 million for the three months ended March 31, 2010, compared to net cash of $1.11 million used by financing activities for the same period in 2009.  Cash used by financing activities in the first quarter of 2009 included a decrease in bank debt of $1.19 million; repayment of capital leases of $18,000 and cash dividends of $23,000 paid on preferred stock.  Cash provided by financing activities in the first quarter of 2009 included a decrease in restricted cash of $0.11 million. Cash used by financing activities for the three months ended March 31, 2010, included repayment of a loan from a director of $18,000; repayment of capital lease obligations of $21,000; and cash dividends of $23,000 paid on our preferred stock.  Cash provided by financing activities for the three months ended March 31, 2010, included an increase in bank debt totaling $0.72 million.

As of March 31, 2010, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.54 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.13 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.45 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  In addition, a parent company guarantee has been given as support for the future rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent at the date the guarantee is enforced.  As of March 31, 2010, our contingent obligation under this guarantee was about $0.91 million.

In January 2010, WEHK borrowed $0.32 million for use as general working capital, and this loan is repayable in equal installments over five years. As of March 31, 2010, the outstanding balance of this loan was $0.31 million.

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over five years. As of March 31, 2010, the outstanding balance of this loan was $0.25 million.

Asean has a revolving loan facility in the face amount of approximately $3.68 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.62 million.  At March 31, 2010, Asean's bank debt under its revolving loan and overdraft facilities was $2.42 million and $0.62 million, respectively, with interest rates of approximately 9.93% for the receivables line and 9.03% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

During 2008, WCS had a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which was secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allowed borrowings equal to 80% of the eligible receivables of all three companies.  The loan facility was renewed in October 2009 in the face amount of $2.5 million, but was subsequently reduced to $2.08 million when it was renewed in November 2009. This loan facility expired on February 28, 2010 and was not renewed. In February 2010, WCS and WLG (USA) obtained a revolving banking facility of $3.0 million from another lender, and this new facility will expire in February 2011. This loan facility, which carries a minimum interest rate of 9.5% per annum, is secured by all of the assets of WCS and WLG (USA) and by a guarantee from the Group’s parent company.  In addition, an origination and commitment fee totally 2% of the loan facility and other charges are payable for this loan facility. As of March 31, 2010, our US companies owed approximately $2.65 million to the bank.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, called for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  In May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no cash to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.    Late in 2009 and during the first quarter of 2010, we added about seventeen employees to our operations in Hong Kong and China without incurring any outlay of funds, except for on-going salaries.  All of these individuals previously worked for a large multi-national freight forwarding and logistics company and have strong backgrounds in sales, air-freight forwarding and logistics. For the coming year, we intend to focus on growing our existing business and improving our profitability. This may require us to raise new capital, either by taking on new debt, bringing in new equity, selling assets or a combination of all three.

Our approximate contractual cash obligations as of March 31, 2010, for the periods shown are set forth in the table below and are expected to equal approximately $0.54 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$582	$582	$—	—	—
Facilities rental and equipment leases	$7,376	$1,893	$2,729	$1,890	$864
Cargo space commitments	$3,977	$3,977	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$13,635	$6,452	$4,429	$1,890	$864

During the years ended March 31, 2010 and 2009, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Part II: Other Information

Item 1: Legal Proceedings:

During the three months ended March 31, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Items 1A: Risk Factors: There have been no material changes in the Risk Factors set forth in our Annual Report on Form10-K for the year ended December 31, 2009.

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

WLG INC.

Date: May 14, 2010	By:	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer, ( Principal Executive Officer) and Director

Date: May 14, 2010	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).