Form 10-Q
period 2010-06-30
WLG INC
filed 2010-08-16
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

On August 13, 2010, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
	Notes	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		30,961	15,105	54,656	30,052
Other services		15,536	14,806	30,625	30,922

Total revenues		46,497	29,911	85,281	60,974

Operating expenses
Cost of forwarding/ customs		(39,967)	(24,271)	(72,568)	(50,830)
Selling and administrative		(7,095)	(5,658)	(13,480)	(11,010)
Depreciation and amortization		(226)	(247)	(443)	(490)

Total operating expenses		(47,288)	(30,176)	(86,491)	(62,330)

Loss from operations		(791)	(265)	(1,210)	(1,356)

Other income (expense)
Interest income		-	-	1	1
Interest expense		(240)	(142)	(420)	(302)
Other income (expense), net		59	76	76	147

Loss before income taxes		(972)	(331)	(1,553)	(1,510)

Income tax benefit (provision)		94	(78)	56	58

Net loss		(878)	(409)	(1,497)	(1,452)

Dividends on preferred stock		(22)	(22)	(45)	(45)

Loss applicable to common stock		(900)	(431)	(1,542)	(1,497)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment		(112)	215	(53)	159

Total comprehensive loss		(1,012)	(216)	(1,595)	(1,338)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

Weighted average common shares outstanding
Basic	30,880,094	31,400,094	31,023,740	31,400,094

Diluted	30,880,094	31,400,094	31,023,740	31,400,094

Net loss per share:

Basic loss per share	2	(0.03)	(0.01)	(0.05)	(0.05)

Diluted loss per share	2	(0.03)	(0.01)	(0.05)	(0.05)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At June 30, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At June 30, 2010	At December 31, 2009
	Notes	US$	US$
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		1,981	1,899
Restricted cash		551	601
Trade receivables, net of allowance (2010: $529; 2009:$570)		20,728	16,906
Deposits, prepayments and other current assets		1,545	1,254
Prepaid tax		236	149

Total current assets		25,041	20,809

Property, plant and equipment, net		1,750	1,427
Deposits and other non-current assets		107	107
Deferred tax assets		288	288
Intangible assets, net		1,966	2,183
Goodwill		6,878	6,878

Total assets		36,030	31,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	3	578	603
Trade payables		13,847	10,447
Other accrued liabilities		2,782	2,897
Bank loans - maturing within one year	3	5,349	4,725
Current portion of capital lease obligations		80	90
Due to a director	5	640	670
Loan from majority shareholder	5	1,000	-
Income tax payable		96	117

Total current liabilities		24,372	19,549

Non-current liabilities
Non-current portion of capital lease obligations		76	35
Other non-current liabilities		186	187
Bank loan – maturing after one year	3	428	206

		690	428

Commitments and contingencies	4

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and issued (Redemption and liquidation value, $1,700)	6	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At June 30, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At June 30, 2010	At December 31, 2009
		US$	US$
		(unaudited)

Stockholders' equity
Preferred stock, $0.001 par value, 5 million shares authorized and none issued		-	-
Series A convertible redeemable preferred stock, $0.001 par value, 2.0 million shares authorized and issued (Redemption and liquidation value $1,500)		2	2
Series C convertible redeemable preferred stock, $0.001 par value, 978,000 shares authorized and issued (Redemption and liquidation value $978)	7	1	-
Common stock, $0.001 par value, 55 million shares authorized, 31,400,094 (2009: 31,400,094) shares issued, 30,880,094 (2009: 31,400,094) shares outstanding		31	31
Additional paid-in capital		13,761	12,784
Statutory reserve	8	167	167
Treasury stock, at cost, 520,000 (2009: Nil) shares		(130)	-
Accumulated other comprehensive income		186	239
- Foreign currency translation adjustments
Accumulated losses		(4,750)	(3,208)

Total stockholders' equity		9,268	10,015

Total liabilities and stockholders' equity		36,030	31,692

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

	Six months ended June 30,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(1,497)	(1,452)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	227	170
Amortization	216	320
Allowance for bad debts	109	389
Share-based amortization	1	7

Changes in working capital:
Trade receivables	(3,957)	3,141
Deposits, prepayments and other current assets	(421)	(205)
Trade payables	3,400	(1,063)
Other accrued liabilities	(87)	198
Due to a director	(29)	(42)
Income tax payable	(108)	(435)

Net cash (used in) provided by operating activities	(2,146)	1,028

Cash flows from investing activities:
Acquisitions of property, plant and equipment (Note i)	(499)	(318)

Net cash used in investing activities	(499)	(318)
Cash flows from financing activities:
Restricted cash	50	112
Bank overdraft	(25)	77
Net increase (decrease) in bank loans	846	(1,387)
Capital lease obligations paid	(47)	(35)
Repayment to a director	(30)	(375)
Loan from majority shareholder	1,000	-
Issuance of Series C convertible redeemable preferred stock	978	-
Dividend paid on preferred stock	(45)	(45)

Net cash provided by (used in) financing activities	2,727	(1,653)

Net increase (decrease) in cash and cash equivalents	82	(943)
Cash and cash equivalents at beginning of period	1,899	2,402

Cash and cash equivalents at end of period	1,981	1,459

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

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

After the share exchanges, WLG became the parent and controlling company of the Operating Subsidiaries, and Mr. Wood became the controlling shareholder of WLG.  In May 2010, Mr. Wood sold a sufficient number of his shares of WLG common stock to Jumbo Glory Limited (“Jumbo”), a privately held Hong Kong incorporated company, so that Jumbo acquired 51% of WLG’s common stock and became WLG’s controlling shareholder.

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of June 30, 2010.

On April 1, 2005, WLG acquired 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON also had an office in Detroit, Michigan. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON consisted of a $1,000 cash payment and a professional fee of $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers.  Effective July 1, 2010, WLG (USA) merged into and with World Commerce Services LLC (“WCS”), which is a subsidiary of WLG.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

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

On November 9, 2005, WLG (Australia) Pty Ltd. (“WLG (Aust)”), a wholly-owned Australian subsidiary of WLG, completed the acquisition of all of the issued and outstanding common stock of Asean Cargo Services Pty Limited (“Asean”) in exchange for 3.5 million restricted shares of WLG’s common stock.  An additional 1.3 million shares of WLG’s restricted common stock was issued to the sellers of Asean in 2007 in recognition of Asean achieving certain financial goals during the fifteen-month period ended December 31, 2006.

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

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly-owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, was a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA.  MSA mainly serves customers that ship products from Asia to the US.  Effective December 31, 2009, MSA merged with and into WCS.

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
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 7, 2007, the Company filed an amendment to the Company’s Restated Certificate of Incorporation to change the Company’s name from Wako Logistics Group, Inc. to WLG Inc., which became effective December 21, 2007.

As of June 30, 2010, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010, and results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, have been made.  The results of operations for the three and six months ended June 30, 2010 and 2009, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE

Loss per share was computed as follows:
	Three months ended June 30, 2010
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(878)

Dividends on Series A convertible redeemable preferred stock	22	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(900)	30,880,094	(0.03)

Effect of dilutive securities
Employee stock options (Note #)
Warrants (Note #)
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(900)	30,880,094	(0.03)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Six months ended June 30, 2010
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,497)

Dividends on Series A convertible redeemable preferred stock	45	2,000,000	0.02

Basic loss per share
Net loss attributable to common stockholders	(1,542)	31,023,740	(0.05)

Effect of dilutive securities
Employee stock options (Note #)
Warrants (Note #)
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(1,542)	31,023,740	(0.05)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Three months ended June 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(409)

Dividends on Series A convertible redeemable preferred stock	22	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(431)	31,400,094	(0.01)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(431)	31,400,094	(0.01)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Six months ended June 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,452)

Dividends on Series A convertible redeemable preferred stock	45	2,000,000	0.02

Basic loss per share
Net loss available to common stockholders	(1,497)	31,400,094	(0.05)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(1,497)	31,400,094	(0.05)

# :
For the three and six months ended June 30, 2010, weighted average number of shares outstanding was not increased by the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, the 2,428,571 shares related to the Series B convertible redeemable preferred stock and the 978,000 shares related to the Series C convertible redeemable preferred stock would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010.

For the three and six months ended June 30, 2009, weighted average number of shares outstanding was not increased by the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, the 2,428,571 shares related to the Series B convertible redeemable preferred stock would be anti-dilutive. Under an agreement with the sellers of WCS, the Company was potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets were achieved. None of the earnings targets were achieved as of March 31, 2009. The obligation to issue these shares terminated as of July 31, 2009. The effect of this conversion would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At June 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)
Facilities granted
- bank guarantees	1,114	1,145
- overdraft facility	578	603
- bank loans and revolving credit lines	7,006	5,909
- foreign exchange facilities	214	223
- lease facilities	214	223

Total bank facilities	9,126	8,103

The terms of the revolving loan and bank overdraft facilities, including the amounts and maturity dates, are set forth in agreements between the banks and the Group.

Bank guarantees of $545 will expire within one year from June 30, 2010, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $117 and the overdraft facility have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $452 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loans and revolving loan facilities mature on various dates as follows: (i) $3,000 revolving credit facility on February 24, 2011 and (ii) loan facility of $3,425 is an on-going facility that is subject to review in 2010, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) two loan facilities of $258 and $323, which are repayable in 60 monthly installments ending in December 2014 and January 2015, respectively.

The bank loans and revolving credit facilities of $7,006 are secured as follows: (i) $3,000 is secured by all assets of WCS and WLG (USA), including their accounts receivables as well as a guarantee provided by the Group’s parent company, (ii) $3,425 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $581 is secured by a guarantee provided by the Group’s parent company and a guarantee given by the Hong Kong Special Administrative Region Government.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

 Bank guarantees of $545 are collaterized by cash of $545. Another bank guarantee of $117 is secured by a letter of support from the Group’s parent company, and  a registered mortgage debenture over all of Asean’s assets.   The remaining bank guarantee of $452 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $578 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $214 and a leasing facility of $214, both of as of June 30, 2010, had not been utilized.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of June 30, 2010, and December 31, 2009, the weighted average interest rates of the Group’s bank borrowings were 9.52% and 7.27% per annum, respectively.

	At June 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)
Utilized
Committed lines
- bank guarantees	1,114	1,145
- overdraft facility	578	603
- Bank loans and revolving credit lines	5,777	4,931

Total bank facilities utilized	7,469	6,679

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases.  The following table summarizes the approximate future minimum lease payments for operating leases in effect as of June 30, 2010, and December 31, 2009:

	At June 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)

Within one year	1,943	1,539
Over one year but not exceeding two years	1,589	1,038
Over two years but not exceeding three years	1,146	731
Over three years but not exceeding four years	970	472
Over four years but not exceeding five years	683	404
Over five years	782	984

Total operating lease commitments	7,113	5,168

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years.  Rent expense under operating leases for the six months ended June 30, 2010 and 2009, was $885 and $821, respectively.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of June 30, 2010, and December 31, 2009, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $2,625 and $2,249, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of June 30, 2010, and December 31, 2009, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $123 and $40, respectively.  The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims (Continued)

WCS was named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005. The total amount of damages sought equaled approximately $6,800, including an unspecified amount for costs for delay, lost profits and lost revenue. In December 2009, WCS settled the case for $100, with an initial payment of $50 at the time of settlement and is obliged thereafter to make ten monthly payments of $5 each. During the first quarter of 2010, the cost of this settlement, as well as certain legal fees, has been reimbursed to the Group by the return of 520,000 shares of WLG’s common stock by a former shareholder of WCS. The 520,000 shares of WLG’s common stock is shown as treasury stock as at June 30, 2010.

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG
David Koontz (“DK”)	Officer of WLG
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Jumbo Glory Limited (“Jumbo”)	Majority shareholder of WLG

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to CW	CW	100%

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At June 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)

Loan from majority shareholder (Note iii)	1,000	-

Due to a director (Note i and ii)
CW	640	670

Notes:

(i)
 Amounts due to director are unsecured and interest-free, except for the director loan, which amounted to $570 and $600 as of June 30, 2010 and December 2009, respectively, (see note (ii) below), which was used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group.  The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009.  Upon the maturity of the Note, CW has agreed that payments due under the Note may be deferred on a month to month basis. Principal repayments of $30 had been made to CW as of June 30, 2010.  The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/or (iv) the termination of CW’s employment.

Under the original terms of this Note, it became due and payable as a result of the change of control of the Company that occurred in May 2010.  However, CW and WLG agreed that commencing (i) June 1, 2010, and continuing until December 31, 2011, WLG may defer making principal payments to Mr. Wood under the Note, and (ii) commencing June 1, 2010, and extending through December 31, 2011, the annual interest rate on the Note shall be reduced from 12% to 0%.  The Note shall be due and payable as of December 31, 2011.

(iii)
On June 3, 2010, WEHK issued a $1,000 promissory note to WLG’s majority shareholder which bears interest at 6% per annum and is due on June 3, 2011.  No monthly payments of principal are due under the terms of this note.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rental paid/payable
JWP	27	27	54	54

Summary of transactions for the six months ended June 30, 2010 and 2009, with directors (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2010	670	-	670
Interest accrued	125	-	125
Interest paid	(96)	-	(96)
Repayment of loan	(30)	-	(30)
Repayment of advance	(29)	-	(29)

At June 30, 2010	640	-	640

At January 1, 2009	615	375	990
Reclassification from accrued liabilities	60	-	60
Interest accrued	138	13	151
Interest paid	(138)	(13)	(151)
Repayment of loan	-	(375)	(375)
Repayment of advance	(42)	-	(42)

At June 30, 2009	633	-	633

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

6.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, then the Company’s Chief Executive Officer, director and shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”).  In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001.  The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share.

The Company may require a conversion of the Series B Preferred Stock in the event of a change in control of the Company.  Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.  In addition, commencing on the earlier to occur of 24 months after the issuance date, Mr. Wood’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, Mr. Wood may cause the Company to redeem any or all of his outstanding shares of Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

Pursuant to the waiver agreement dated June 1, 2010, WLG and CW have agreed to waive certain terms of the Series B Preferred Stock so that effective June 1, 2010, and extending through December 31, 2011, the annual dividend rate on the Series B Preferred Stock shall be reduced from 12% to 8% per annum.  Due to the change in control of the Company that occurred in May 2010, CW had the right to require a redemption and the Company had the right to seek a conversion of the Series B Preferred Stock.  Neither party exercised its conversion or redemptions rights for the Series B Preferred Stock.

For the six months ended June 30, 2010 and 2009, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $96 and $102, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

7.	SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On May 14, 2010, Jumbo transferred $978 to WLG which was later applied to the purchase of the Series C Preferred Stock.  In June, 2010, WLG entered into a securities purchase agreement with Jumbo, the controlling shareholder of WLG, pursuant to which Jumbo purchased 978,000 shares of the Company’s newly issued Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”). In connection therewith, in June 2010, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1 million shares of preferred stock designated as Series C Preferred Stock, par value $0.001, and the Series C Preferred Stock was issued on June 3, 2010. The Series C Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.25 per share.  The Series C Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall not pay a cash dividend.

The Company may require a conversion of the Series C Preferred Stock in the event of a change in control of the Company.  Commencing 24 months after the date of issuance of the Series C Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series C Preferred Stock at a price of $1.00 per share, subject to adjustment.  Since the issue of the Series C Preferred Stock no event has occurred that would allow the Company to require a conversion of the Series C Preferred Stock.

8.	STATUTORY RESERVE

WE China (“the PRC subsidiary”) is a wholly-owned foreign investment enterprise (“WOFIE”) registered in the PRC.  Under the laws and regulations applicable to a WOFIE, such enterprises are required to maintain certain statutory reserves for specific purposes, which include a general reserve, an enterprise development fund and a staff welfare and bonus fund.  The board of directors of the PRC Subsidiary shall make an annual determination based on its PRC statutory financial statements of the amount to be transferred to statutory reserves.

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

No after tax profit has been appropriated to the general reserve in respect of the six months ended June 30, 2010 and 2009, as the transfers are to be made based on the PRC Subsidiary’s statutory financial statements at the completion of its fiscal year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

9.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Six months ended June 30,
	2010	2009
	(unaudited)	(unaudited)
	US$	US$
Cash (refund) paid for:
Interest expense	391	302
Income taxes	(34)	190

10.	SHARE-BASED PAYMENT

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

10.	SHARE-BASED PAYMENT (CONTINUED)

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under ASC 718, compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the six months ended June 30, 2010 and 2009, was $1 and $7, respectively.  As of June 30, 2010, and December 31, 2009, the future compensation expense related to non-vested options totaled $1 and $2, and was expected to be recognized over 6 months and 12 months, respectively.  The total intrinsic value of the options outstanding and options exercisable as of June 30, 2010, and December 31, 2009, was zero.  No tax benefit was recognized for the stock option expense recorded for the six months ended June 30, 2010 and 2009.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%
Expected life	2 years	3 years	3 years	2 years
Expected volatility (Note #)	45.00%	57.79%	46.00%	5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No
Weighted average grant-date fair value(per share)	$0.28	$1.22	$0.23	$0.06

Note:

#:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison of the volatility of the share prices of peer companies.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

10.	SHARE-BASED PAYMENT (CONTINUED)

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95

Outstanding at June 30, 2010	245,000	1.12	5.45

Exercisable at June 30, 2010	236,167	1.13	5.37

11.	FAIR VALUE DISCLOSURES

The carrying value of cash and cash equivalents, restricted cash, trade receivables, deposits, prepayments and other current assets, prepaid tax, trade payables, other accrued liabilities, amounts due to directors, bank overdraft and bank loans contained in the consolidated balance sheet approximates fair value.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

12.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended June 30, 2010 and 2009 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended June 30		Three months ended June 30		Three months ended June 30		Three months ended June 30
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	15,572	4,922	18,375	14,130	12,550	10,859	46,497	29,911
Costs of forwarding/customs	(13,574)	(3,747)	(14,937)	(10,610)	(11,456)	(9,914)	(39,967)	(24,271)
Depreciation	(25)	(15)	(68)	(53)	(25)	(20)	(118)	(88)
Interest income	-	-	-	-	-	-	-	-
Interest expense	(40)	(18)	(94)	(26)	(50)	(26)	(184)	(70)
Other segment income	9	19	36	62	14	(5)	59	76
Other segment expenses	(1,783)	(1,075)	(3,404)	(3,186)	(1,114)	(1,068)	(6,301)	(5,329)
Income tax benefit (provision)	14	(18)	47	(69)	33	9	94	(78)

Segment income (loss)	173	68	(45)	248	(48)	(165)	80	151
Unallocated parent company expenses							(958)	(560)

Net loss							(878)	(409)

Property, plant and equipment – additions	91	14	186	127	118	77	395	218

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

12.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	During the six months ended June 30, 2010 and 2009 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Six months ended June 30		Six months ended June 30		Six months ended June 30		Six months ended June 30
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	23,729	9,454	35,869	28,607	25,683	22,913	85,281	60,974
Costs of forwarding/customs	(20,167)	(7,307)	(28,968)	(22,243)	(23,433)	(21,280)	(72,568)	(50,830)
Depreciation	(47)	(27)	(130)	(105)	(50)	(38)	(227)	(170)
Interest income	-	-	1	1	-	-	1	1
Interest expense	(64)	(32)	(153)	(68)	(78)	(51)	(295)	(151)
Other segment income	19	32	43	121	14	(6)	76	147
Other segment expenses	(3,334)	(1,994)	(6,637)	(6,299)	(2,252)	(2,030)	(12,223)	(10,323)
Income tax benefit (provision)	25	19	5	(18)	26	57	56	58

Segment income (loss)	161	145	30	(4)	(90)	(435)	101	(294)

Unallocated parent company expenses							(1,598)	(1,158)

Net loss							(1,497)	(1,452)

Property, plant and equipment – additions	134	43	288	188	154	87	576	318

(iii)	As of June 30, 2010 and December 31, 2009

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At June 30, 2010	At December 31, 2009	At June 30, 2010	At December 31, 2009	At June 30, 2010	At December 31, 2009	At June 30, 2010	At December 31, 2009
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	8,987	5,150	11,682	10,122	6,479	7,340	27,148	22,612

Unallocated assets							8,882	9,080

Total assets							36,030	31,692

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

12.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and six months ended June 30, 2010 and 2009, analyzed by geographical locations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	31	35	31	37
Asia and others	36	23	31	22
Australia	28	34	32	32
Europe	5	8	6	9

	100	100	100	100

(c)
The Group made no sales during the three months and six months ended June 30, 2010 and 2009, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2010, the FASB issued ASU 2010-09, Subsequent event. This ASC amends certain recognition and disclosure requirements to FASB ASC 855. ASU 2010-09 requires an entity that is an SEC filter or is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date that the financial statements are issued but removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. These amendments are effective upon issuance of the final Update, except of the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and six months ended June 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

13.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In April 2010, the FASB issued ASU 2010-18, Receivables. The ASC provides amendments to FASB ASC 310 As a result, modifications of loans within a pool under the ASC do not result in the removal of those loans from the pool even it the modifications of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

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

14.	SUBSEQUENT EVENTS

On July 6, 2010, the bank that provides a $3.0 million revolving credit facility for the Group’s US operations amended its loan agreement to increase the credit facility by $1.0 million to a face amount of $4.0 million.  In consideration of being granted the additional credit of $1.0 million, the Group paid an origination fee equal to 1% of the increase and also paid all of the banks legal fees in connection with amending the loan agreement.  Other than increasing the loan facility by $1.0 million, no other changes were made to the loan agreement.

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

WLG's business is conducted by its operating subsidiaries, which, as of June 30, 2010, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”).

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

Pursuant to certain Share Exchange Agreements entered into on January 18, 2004, between us and Mr. Wood (and his nominee), we consummated a combination with WEHK and WAE by issuing 20,000,900 shares of our common stock in exchange for 100% of the outstanding shares of common stock of WEHK and WAE.  After these share exchanges, WEHK and WAE became wholly-owned subsidiaries of WLG.  Following this transaction, Mr. Wood owned all 20,001,000 shares of our common stock then issued and outstanding.  In two transactions occurring on February 8, 2010, and May 11, 2010, Mr., Wood sold a sufficient number of his shares of WLG’s common stock to Jumbo Glory Ltd. ("Jumbo"), a Hong Kong based private company, to allow it to acquire 51% of WLG’s common stock. Effective with the second transaction that was completed on May 11, 2010, Jumbo became the majority shareholder of WLG.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company.  Kay O'Neill operated a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere.  At the time of the acquisition, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois.  As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA).   In June of 2005, WLG (USA) opened an office in Taylor, Michigan.  As of July 1, 2010, WLG (USA) was merged into and with WCS.

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

Effective October 1, 2005, WLG acquired all of the voting stock of ALI, a company incorporated in September 1999 in California and based in Torrance, California.  ALI was a non-asset based freight forwarding company and provided traditional freight-forwarding services to its customers for shipments between Asia and the United States.  As of June 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).  Prior to the acquisition, WLG and ALI worked closely together pursuant to the terms of an agency agreement.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country.   Historically, the business of the MSA Group had been more focused on its customs brokerage practice rather than on its freight forwarding operations.  Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.  As of the end of 2008, all of the activities of Sea Systems had been assumed by MSA, and, as of December 31, 2009, MSA was merged into and with WCS.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash.  WCS, incorporated in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976.  Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services.  It serves a wide range of customers that primarily import products by sea from Asia, with a heavy emphasis on shipments from China.  In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, and Los Angeles, California.  Prior to the acquisition, the Group and WCS had not worked together.  As of July 1, 2010, and following its merger with WLG (USA), WCS began to operate under the name of WLG (USA).

With the exception of performing administrative, oversight and regulatory tasks, the Group’s parent company, WLG Inc., carries on no other business activities.

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

As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road to and from most major production, trading and consumer locations throughout the world.  Historically, the Group has concentrated on freight shipments originating in Asia, and mostly in Hong Kong and China for shipment to Australia and, to a lesser extent, to Europe.  However, as a result of its US acquisitions, the Group is now focusing more of its attention on the US market.

Our revenues are generated from the air, sea and local freight transportation services that we arrange, customs brokerage services we perform and the VAS we provide such as scanning, pick and pack, price ticketing and the warehousing of goods.  We believe that our customers benefit from the extensive experience we have in arranging the transportation of freight, performing customs clearance services and providing VAS in the many countries in which we operate and/or in which we maintain agency relationships.  For our freight forwarding business, our experience allows us to focus on large cargo shipments, because these types of shipments normally require the use of advanced tracking systems and access to sophisticated logistical networks in many countries, which we have established over the past many years.

Freight Forwarding and Value Added Services (VAS)

Due to the volume of shipments we arrange, we are generally able to negotiate buy rates for transportation services that are lower than the rates our customers could negotiate directly with transportation providers.   Often, the shipping rates we negotiate may be influenced by the volumes of freight that we arrange to have shipped.  As a result, our customers, by having us arrange their freight shipments, may benefit from lower rates, and we, in turn, may benefit by increasing our revenues and operating profits.

A significant portion of the expenses for our freight business is variable and relates directly to the amounts and volumes of shipments we book.  Direct transportation costs are our largest variable expense.  Personnel costs represent the second largest expense for our freight operations.   Over time, we have gained the necessary experience to allow us to project our staffing needs based on the number of customer orders we fulfill.   Nonetheless, staff costs are less flexible than other variable costs so that, in the short term, we may not be able to adjust our staff levels for unexpected peaks and downturns in our business.

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

In order to ensure that we are able to maintain an “inventory” of cargo space on air carriers, we may have to commit to use a minimum amount of space with certain airlines prior to receiving orders from our customers.  To the extent we do not use such space; we incur a liability to the airlines.  In the normal course of our business, we seek to minimize the risk of loss from these minimum utilization contracts with the airlines by carefully gauging customer demand and by entering into arrangements with other freight forwarders whereby they take and pay for the excess cargo space that we are unable to fill.  However, we do not have the ability to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.

We also have contracts with ocean shipping lines pursuant to which the shipping lines provide us with a certain amount of container space at agreed rates over a period of time.  Under the normal operating practices of this industry, shipping lines often do not charge freight forwarders for space they are unable to utilize.  However, if an ocean shipping line did choose to enforce the stated terms of these contracts, we would incur a liability to the extent we did not use the allocated space or was unable to sell it to other freight forwarders.

As part of our freight forwarding business, we often provide Value Added Services to our customers.  The provision of VAS continues to be a necessary and important part of our business and may cover a wide range of supply chain services.   As an example, we do provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels.  At the carton level, each carton remains unopened, which makes this a simpler service than labeling individual products.  In contrast, at the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

VAS that we provide may also involve receiving goods from one or multiple factories on behalf of a customer - often an overseas retail buyer - and warehousing such goods prior to packing the goods in individual containers for shipment to the customer's distribution centers or retail outlets.  Goods are often shipped “store ready”, meaning they are sorted and price-tagged, ready for sale in each retail location.  We see the demand for VAS increasing because a large portion of a retailer's higher labor and storage costs may be “exported” to lower-cost locations, such as China, thus bypassing costly de-consolidation and distribution centers in the customer's home country.  With the continuing economic downturn, we are seeing an increased interest on the part of our customers to seek low-cost logistics and distributions services.  Thus, performing these services at the point of shipment in the country of manufacture may provide a more efficient and less costly means for a customer to store and distribute its products. Performance of VAS relies on the application of a wide range of information technologies, and requires an ability to receive, process and provide shipping and inventory information from and to our customers on a time-sensitive basis. Our billings for VAS vary with the type of services performed, but they are often based on a per-piece count measured by the actual number of units we store and prepare for shipment.

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

The net income we earn from our brokerage practices is generally less than the net income we earn from our freight-forwarding and VAS operations.  However, operating a brokerage practice gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding and VAS customers.

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

Global Agency Network

WLG maintains a wide network of independent cargo agents in many cities around the world.  All of our arrangements with these agents are on a non-exclusive basis.  And, under these arrangements, none of the agents is authorized to make commitments or to execute any contracts on our behalf.  In most cases, the fees earned for transporting a shipment from the point of origin to the point of destination are shared 50:50 with our overseas agents, whether the shipment originates with us or the overseas agent.  In some cases, billings to and from out agents may include additional charges for other transportation and logistics services.

At the latest count, we work with over 600 overseas agents which have offices in strategic cities around the world.  As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

In addition to performing freight forwarding support services for us, these agents are an important sales and marketing resource.  By relying on these agents to help us obtain new business and market our services, we may be able to expand our global activities without the costs typically associated with the ownership and maintenance of company-owned offices.  Given the importance of overseas cargo agents to our business, we think it is critical that senior management be involved on a regular basis to maintain and strengthen these working relationships.  Our mutual goal is to provide and receive increased business through our network of cargo agents.  Lastly, our costs to retain these agency relationships are nominal, and mostly include only management time and travel costs.  However, because we normally have to split our fees with these cargo agents, the profit we earn per job is less than what we would earn if our own offices handled both the import and export sides of a shipping transaction.  In addition, it is more difficult to ensure the same level of service to a customer when part of the work for a shipment is performed by an independent agent.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009.

Results of Operations

Group revenues for the three months ended June 30, 2010, increased by about $16.59 million, from approximately $29.91 million to $46.50 million or 55%, when compared with the same period in 2009.   Our Hong Kong based-operations reported increased revenues of $6.55 million, and revenues from our China offices increased by $3.57 million.  Our US operations reported a combined increase in revenues of $4.00 million, and Asean’s revenues grew by $2.64 million.  Revenues in our UK operations declined by $0.19 million.

Gross profit for the Group increased from $5.64 million for the three months ended June 30, 2009, to $6.53 million for the same period in 2010, for an increase of $0.89 million, or about 16%. The increase is primarily due to higher volumes of freight shipped by our customers.  Of this increase in gross profit, approximately $0.41 million is attributable to our Hong Kong operations, about $0.22 million is from our offices in China, roughly $0.27 million is from our US operations and $0.24 million is from Asean.  Gross profit in the UK fell by $0.25 million in this quarter compared to the second quarter of 2009.

The Group's gross margin declined from 18.9% for the three months ended June 30, 2009, to 14.0% for the same period in 2010.  The decrease in our gross margin is primarily due to increased freight rates in all of our markets for both sea and air shipments. As freight rates increase, our gross margin will fall because the gross profit we earn per shipment is measured against higher revenues.  In 2010, freight rates for both sea and air shipments have increased significantly over rates in 2009.

Total operating expenses increased to about $7.32 million for the three months ended June 30, 2010, as compared to approximately $5.90 million for the same period in 2009, for an increase of $1.42 million.  Of the total growth in operating expenses, approximately $0.81 million is attributable to compensation expense which has increased primarily because of a net increase in headcount.  Total compensation expense for the second quarter of 2010 was $4.75 million, which compares to $3.94 million at the end of the second quarter of 2009. The Group had about 339 employees as of the end of June 2009, and this number has grown to about 374 persons as of June 30, 2010. Most of the additional headcount is in Hong Kong, China, Australia and the parent company.  On a quarter to quarter comparison, the headcount for our US operations declined by 20 persons.  Additions to the parent company were for management personnel, and the salaries of these individuals are generally higher and account for a greater proportion of the overall increase in compensation expense.  Other selling and administrative costs increased by approximately 37% from $1.72 million to $2.35 million, which, when combined with the increase in personnel costs, resulted in a total increase of approximately $1.44 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.25 million to $0.23 million.  Most of this reduction relates to a decrease in the amortization for WCS’s customer list.  In 2009, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list, and this has resulted in less monthly amortization expense for this asset.  See Other Operating Expenses  below.

After recording a benefit for income taxes, the Group posted a net loss of $0.88 million for the three months ended June 30, 2010, compared to a net loss of $0.41 million for the same period in 2009.   Hong Kong and China’s operations reported a combined net income of $0.37 million for the three months ended June 30, 2010, compared to net income of $0.37 million for the same period in 2009, resulting in no change from quarter to quarter.  Our US operations recorded a combined net loss of $0.07 million for the three months ended June 30, 2010, compared to a net loss of $0.31 million for the same period in 2009.   Asean reported a net loss of $0.09 million for the three months ended June 30, 2010, compared to net income of $0.13 million for the same period in 2009.  WLG (UK) reported a net loss of $0.12 million for the three months ended June 30, 2010, compared to a net loss of $0.05 million for the same period in 2009.  The parent company’s loss increased to $0.96 million (before allocation of expenses to the operating companies) for the three months ended June 30, 2010, compared to $0.56 million for same period in 2009.  Most of the increase for the parent company is due to higher salaries for management personnel that joined in the Group in January and March of 2010 and to a one-time charge for investment banking services.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $4.92 million for the three months ended June 30 2009, to about $15.6 million for the same period in 2010, for an increase of $10.68 million.  Our Hong Kong and China operations reported a combined increase in revenues of $8.23 million, increasing from $2.95 million for the three months ended June 30, 2009, to revenues of $11.18 million for the same period in 2010.  In addition, our US air freight revenues  increased by $2.52 million, compared to the same period in 2009.  Our remaining subsidiaries reported a net decrease of approximately $0.10 million in their air freight revenues for the three months ended June 30, 2010, compared to the same period in 2009.

Cost of sales for our air freight operations increased by $9.82 million from $3.75 million for the three months ended June 30, 2009, to $13.57 million for the same period in 2010, mainly as a result of an increase in the volumes of cargo shipped and to significant increases in rates charged by the airlines.

The Group’s gross profit margin for its air freight business decreased from 23.9% for the three months ended June 30, 2009, to 12.8% for the same period in 2010.  All of our operations, except those in the US, experienced large declines in the gross margins for air their freight business, which is mainly attributable to the increase in shipping rates in 2010 over 2009.

Segment overhead for our air freight operations was $1.11 million for the three months ended June 30, 2009, which compares to $1.83 million for the same period in 2010.  Our operating costs increased in order to handle the higher volumes of freight shipped in 2010 compared to 2009, and to compensation costs for new personnel added to our offices in Hong Kong and China.

Net segment income for our air freight operations is approximately $0.17 million for the three months ended June 30, 2010, compared to net income of $0.07 million for the same period in 2009.  For the three months ended June 30, 2010, our Hong Kong and China air freight operations reported a combined net income of approximately $0.25 million, compared to combined net income of approximately $0.19 million for the same period in 2009, for an increase of $60,000.  In addition, our UK and USA operations posted net losses of $35,000 and $24,000, respectively, for the second quarter of 2010, compared to net losses of $39,000 and $15,000 for the same period in 2009.  Asean  reported a net income of $19,000 for the three months ended June 30, 2010, compared to a net income of $67,000 for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $14.13 million in the three months ended June 30, 2009, to $18.38 million for the same period in 2010, for an increase of $4.25 million, or about 30%.  Our China and Hong Kong operations reported increases in revenues of $0.69 million and $1.20 million, respectively.  In addition, Asean posted an increase in revenues of $1.84 million. Our US operations reported a net increase in their sea freight revenues of approximately $0.71 million, while revenues in our UK business declined by about $0.20 million.

Cost of sales for our sea freight operations increased from $10.61 million for the second quarter of 2009 to $14.94 million for the same period in 2010, due to an increase in the volumes of cargo shipped and significant increases in shipping rates.

The Group’s gross profit margin decreased from 24.9% for the three months ended June 30, 2009 to 18.7% in 2010.

Total segment overhead attributable to our sea freight business increased by $0.21 million, or about 6.5%, from approximately $3.27 million for the three months ended June 30, 2009, to $3.48 million for the same period in 2010.

Our sea freight operations posted a net loss of approximately $44,000 for the three months ended June 30, 2010, compared to net income of $0.25 million for the same period in 2009.  In the second quarter of 2010, WEHK and WE China reported net incomes of $18,000 and $97,000, respectively, which compares to net incomes of $82,000 and $101,000, respectively, for the same period in 2009.  In addition, Asean and our US operations posted  net losses of $51,000 and $24,000, respectively, for the three months ended June 30, 2010, compared to a net income of $0.29 million and a net loss of $0.22 million for the same period in 2009.  WLG (UK) reported a net loss of $84,000 for the second quarter of 2010, compared to a net income of $2,000 for the same period in 2009.

Customs brokerage services:  Asean, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the three months ended June 30, 2010, revenues from customs brokerage services totaled approximately $12.55 million, compared to $10.86 million for the same period in 2009, for an increase of about $1.69 million.  Direct and administrative costs for this segment totaled about $12.60 million, producing a net loss of $48,000 for the three months ended June 30, 2010, compared to a net loss of $0.17 million for the same period in 2009.   For the three months ended June 30, 2010, WCS and Asean  reported  net losses of $26,000 and $22,000, respectively, compared to net losses of $70,000 and $88,000, respectively, for same period last year.   WLG (UK)’s customs practice broke even for the three months ended June 30, 2010, and reported a net loss of about $10,000 for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $0.80 million, from $3.94 million for the three months ended June 30, 2009 to $4.74 million for the same period in 2010.  Compensation expense increased in all of our operating locations, including our parent company, with the exception of the US and the UK.  The increase in salary costs for our operations in Asia is due to salary increases granted in 2010 and to the team of over 20 persons that we added during the final quarter of 2009 and the first six months of 2010.  Parent company salary costs increased as a result of adding two management personnel.  Asean’s compensation expense increased due to additions to its warehouse staff, salary increases given to staff and a strengthening of the Australian currency against the US dollar.   Salary costs in our US and UK operations declined due to a reduction in headcount and a change in the mix of employees.

Rent

Rent expense for our facilities remained the same, being about $0.45 million for the periods ended June 30, 2009 and June 30, 2010.    There were rent increases and decreases in each of our operating locations when comparing the second quarter of 2009 to 2010, but all of the amounts were small and tended to offset one another.

Other selling and administrative expenses

Other SG&A expense totaled about $1.89 million for the three months ended June 30, 2010, compared to $1.27 million for the same period in 2009, for an increase of $0.62 million.  Approximately $0.27 million of the increase was incurred by the Group’s parent company, with about $0.21 million of that amount being attributable to legal and financial service fees.  Asean’s legal fees for the quarter ended June 30, 2010, were higher by about $64,000 than the legal fees incurred for the same quarter in 2009. The remaining increase in SG&A expenses was incurred to cope with the growth in our business during the second quarter of 2010.

Depreciation and Amortization

For the three months ended June 30, 2010, depreciation expense for property, plant and equipment was $0.12 million, compared to $88,000 for the same period in 2009, for an increase of $32,000.  Asean acquired new office equipment and furniture and fixtures which increased its depreciation expense by about $19,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million, resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the three months ended June 30, 2010, amortization expense totaled $0.11 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $8,000, $49,000 and $51,000, respectively.  Amortization expense for the three months ended June 30, 2009, was $0.16 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.

Interest Expense

Interest expense grew from $0.14 million for the three months ended June 30, 2009, to $0.24 million for the same period in 2010, for an increase of about $0.10 million.  Asean’s interest expense was higher by $34,000, mainly as a result of  increases in its bank borrowings and related interest rates, as well as a strengthening of Australia's currency.  WCS’s interest expense increased from $20,000 for the three months ended June 30, 2009, to about $91,000 for the same period in 2010.  The increase in WCS’s interest expense is due to higher bank borrowing, higher interest rates and other charges attributable to its new loan facility that it obtained at the end of February 2010.  In addition, WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest expense of $8,000 for this new debt. Interest expense for the director’s loans and Series B Preferred Stock decreased from $73,000 for the three months ended June 30, 2009, to $57,000 for the same period in 2010, as one of the loans was fully repaid in 2009.  All director loans and the Series B Preferred Stock through June 1, 2010, carried an interest and dividend rate of 12% per annum.  Subsequent to that date, the interest rate on the director’s loan became nil, and the dividend rate on the Series B Preferred Stock was reduced to 8%.

Other income / expense

Other income for the three months ended June 30, 2010, totaled $59,000, compared to other income of $76,000, for the same period in 2009, for a decrease of $17,000.  The decline is mainly attributable to a decrease in exchanges gains reported by our operating companies.

Provision for Income Taxes

An income tax benefit of $94,000 was recorded for the three months ended June 30, 2010, compared to income tax expense of about $78,000 provided for the same period in 2009.  Income tax of $16,000 and $6,000, respectively, was provided on WEHK and WAE’s combined net incomes of $0.14 million, for an effective tax rate of 16.5%.   WLG (UK) reported a net loss of $0.19 million and recorded no tax benefit. WE China recorded a net income of only $20,000 and was not required to record a tax provision. Asean  reported a net loss of $0.43 million and recorded an income tax benefit of $0.13 million. The US operations of WLG (USA) and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.52 million, which included amortization expense of $0.11 million that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses, but the US companies did record an expense for state income tax of about $10,000.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009.

Results of Operations

Group revenues for the six months ended June 30, 2010, increased by about $24.31 million from approximately $60.97 million to $85.28 million, or 40%, when compared with the same period in 2009,   Our Hong Kong based-operations reported increased revenues of $8.21 million.  Revenues from our China offices increased by $5.01 million.  Our US operations reported a combined increase in revenues of $4.17 million and Asean’s revenues grew by $7.28 million.  Revenues in our UK operations declined by $0.36 million.

Gross profit increased from $10.14 million for the six months ended June 30, 2009, to $12.71 million for the same period in 2010, for an increase of $2.57 million, or about 25%. The increase is primarily due to higher volumes of freight shipped by our customers.  Of this increase in gross profit, approximately $0.53 million attributable to our Hong Kong operations, about $0.24 million is from our offices in China, $0.53 million is from our US operations and $1.72 million is from Asean.  Gross profit in the UK fell by $0.45 million in the first half of 2010, when compared to the same period in 2009.

The Group's gross margin declined from 16.6% for the six months ended June 30, 2009, to 14.9% for the same period in 2010.  The decrease in our gross margin is due mainly to increased freight rates in all of our markets for both sea and air shipments. As freight rates increase, our gross margin will fall because the gross profit we earn per shipment is measured against higher revenues.  In 2010, air and sea freight rates have increased significantly over rates in 2009.

Total operating expenses increased to about $13.92 million for the six months ended June 30, 2010, as compared to approximately $11.50 million for the same period in 2009, for an increase of $2.42 million.  Of the total growth in operating expenses, approximately $1.57 million is attributable to compensation expense which increased because of a net increase in headcount.  Total compensation expense for the first half of 2010 was $9.25 million, which compares to $7.68 million for the first half of 2009. The Group had about 339 employees as of the end June 2009, and this number has grown to about 374 persons as of June 30, 2010.  Most of the additional headcount is in Hong Kong, China, Australia and the parent company.  Compared to the first half of 2009, the headcount for our US operations declined by 20 persons.  Additions to the parent company were for management personnel, and the salaries of these individuals are generally higher and account for a greater proportion of the overall increase in compensation expense.  Other selling and administrative costs increased by approximately 27% from $3.33 million to $4.23 million, which, when combined with the increase in personnel costs, resulted in a total increase of approximately $2.47 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.49 million to $0.44 million.  Most of this reduction relates to a decrease in the amortization for WCS’s customer list.  In 2009, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list, and this has resulted in less monthly amortization expense for this asset.  See Other Operating Expenses below.

After the provision of a benefit for income taxes, the Group recorded a net loss of $1.50 million for the six months ended June 30, 2010, compared to a net loss of $1.45 million for the same period in 2009.   Hong Kong and China’s operations reported a combined net income of $0.50 million for the six months ended June 30, 2010, compared to net income of $0.71 million for the same period in 2009, for a decrease of $0.21 million.  Our US operations recorded a combined net loss of $0.23 million for the six months ended June 30, 2010, compared to a net loss of $0.80 million for the same period in 2009.  Asean reported a net income of $62,000 for the six months ended June 30, 2010, compared to net income of $0.20 million for the same period in 2009.  WLG (UK) reported a net loss of $0.22 million for the six months ended June 30, 2010, compared to a net loss of $4,000 for the same period in 2009.  The parent company’s loss increased to $1.60 million (before allocation of expenses to the operating companies) for the six months ended June 30, 2010, compared to $1.16 million for same period in 2009.  Most of the increase for the parent company is due to higher salaries for management personnel that joined in the Group in January and March of 2010 and to a one-time charge for investment banking services.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $9.45 million for the first half of 2009 to about $23.73 million for the same period in 2010, for an increase of $14.28 million.  Our Hong Kong and China operations reported a combined increase in revenues of $10.50 million, increasing from $5.92 million for the six months ended June 30, 2009, to $16.42 million for the same period in 2010.  In addition, our US air freight revenues increased by $3.54 million, compared to the same period in 2009. Our remaining subsidiaries reported a net increase in their air freight revenues of approximately $0.23 million for the first six months of 2010, compared to the same period in 2009.

Cost of sales for our air freight operations increased by $12.86 million from $7.31 million for the six months ended June 30, 2009, to $20.17 million for the same period in 2010, mainly as a result of an increase in the volumes of cargo shipped and significant increases in  rates charged by the airlines.

The Group’s gross profit margin for its air freight business decreased from 22.7% for the six months ended June 30, 2009, to 15.0% for the same period in 2010.  All of our operations, except those in the US, experienced large declines in the gross margins for air their freight business, which is mainly attributable to the increase in shipping rates in 2010 over 2009.

Segment overhead for our air freight operations was $2.00 million for the six months ended June 30, 2009, which compares to $3.40 million for the same period in 2010.  Our operating costs increased in order to handle the higher volumes of freight shipped in 2010 compared to 2009, and to the compensation costs for new personnel added to our offices in Hong Kong and China

Net segment income for our air freight operations is approximately $0.16 million for the six months ended June 30, 2010, compared to net income of $0.14 million for the same period in 2009.  For the six months ended June 30, 2010, our Hong Kong and China air freight operations reported a combined net income of approximately $0.30 million, compared to combined net income of approximately $0.32 million for the same period in 2009, for a decrease of $0.02 million.  In addition, our UK and USA operations posted net losses of $0.10 million and $48,000, respectively, for the first half of 2010, compared to net losses of $43,000 and $30,000 for the same period in 2009.  Asean reported a net income of $11,000 for the six months ended June 30, 2010, compared to a net loss of $98,000 for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $28.61 million in the six months ended June 30, 2009, to $35.87 million for the same period in 2010, for an increase of $7.26 million, or an increase of 25%.  Our China and Hong Kong operations reported increases in revenues of $1.16 million and $1.56 million, respectively.  In addition, Asean posted an increase in revenues of $5.07 million. Our US operations reported a net decrease in their sea freight revenues of approximately $0.14 million, and revenues in our UK business declined by about $0.39 million.

Cost of sales for our sea freight operations increased from $22.24 million for the first half of 2009 to $28.97 million for the same period in 2010, due to an increase in the volumes of cargo shipped and significant increases in shipping rates.

The Group’s gross profit margin decreased from 22.2% for the six months ended June 30, 2009 to 19.2% in 2010.

Total segment overhead attributable to our sea freight business increased by $0.50 million, or about 7.8%, from approximately $6.37 million for the six months ended June 30, 2009, to $6.87 million for the same period in 2010.

Our sea freight operations posted a net income of approximately $30,000 for the six months ended June 30, 2010, compared to a net loss of $4,000 for the same period in 2009.  In the first half of 2010, WEHK and WE China reported net incomes of $86,000 and $0.11 million, respectively, which compares to net incomes of $0.24 million and $0.16 million, respectively, for the same period in 2009.  In addition, Asean posted a net income of $34,000 for the six months ended June 30, 2010, compared to a net income of $27,000 for the same period in 2009.  WLG (UK) and our US operation reported net losses of $0.12 million and $87,000, respectively, for the first half of 2010, compared to a net income of $98,000 and a net loss of $0.52 million for the same period in 2009.

Customs brokerage services:  Asean, WLG (UK) and WCS each have a division that provides customs brokerage services.  For the six months ended June 30, 2010, revenues from customs brokerage services totaled approximately $25.68 million, compared to $22.91 million for the same period in 2009, for an increase of about $2.77 million.  Direct and administrative costs for this segment totaled about $25.77 million, producing a net loss of $90,000 for the six months ended June 30, 2010, compared to a net loss of $0.44 million for the same period in 2009.   For the six months ended June 30, 2010, WCS, and UK reported net losses of $97,000 and $9,000, respectively, compared to net losses of $0.24 million and $60,000, respectively, for same period last year.   Asean’s customs practice posted a net income of $17,000 for the six months ended June 30, 2010, compared to a net loss of about $0.13 million for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $1.57 million, from $7.68 million for the six months ended June 30, 2009, to $9.25 million for the same period in 2010.  Compensation expense increased in all of our operating locations, including our parent company, with the exception of the US and the UK. Salary costs for our operations in Asia increased by about $0.61 million for the first six months of 2010, compared to the same period in 2009.  The increase is mainly due to salary increases granted in 2010 and to salary costs attributable to the team of over 20 persons that we added during the final quarter of 2009 and the first six months of 2010.  Parent company salary costs increased in the first six months of 2010 by about $0.31 million over the same period last year as a result of adding two management personnel in the first three months of 2010.  Asean’s compensation costs in the first six months of 2010 increased by $0.98 million, when compared to the first six months of 2009, and the increase is due to salary adjustments, an increase in warehouse staff and a strengthening of the Australian currency against the US dollar.  Salary costs in our US and UK operations declined due to a reduction in headcount and a change in the mix of employees.

Rent

Rent expense for our facilities increased by approximately $50,000 to about $0.93 million for the six months ended June 30, 2010, compared to rent expense of $0.88 million for the same period last year.    Asean’s rent expense increased by about $58,000 for office and warehouse space added during the first six months of 2010, compared to the same period in 2009. There was a small decrease in rent expense for our remaining operations.

Other selling and administrative expenses

Other SG&A expense totaled about $3.30 million for the six months ended June 30, 2010, compared to $2.45 million for the same period in 2009, for an increase of $0.85 million.  Approximately $0.26 of the increase was incurred by the Group’s parent company, with about $0.21 million of that amount being attributable to higher legal and financial service fees.  Asean’s legal fees for the six months ended June 30, 2010, were higher by about $0.18 million than the legal fees incurred during the same period in 2009. All companies in the Group, with the exception of WLG (UK), reported increases their SG&A expenses in 2010 compared to 2009.  In general, our SG&A expenses increased to cope with the growth in our business.

Depreciation and Amortization

For the six months ended June 30, 2010, depreciation expense for property, plant and equipment was $0.23 million, compared to $0.17 million for the same period in 2009, for an increase of about $57,000.  Asean acquired new office equipment and furniture and fixtures which increased its depreciation expense by about $38,000 for the first six months of 2010, compared to the same period in 2009..

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the six months ended June 30, 2010, amortization expense totaled $0.22 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $16,000, $98,000 and $103,000, respectively.  Amortization expense for the six months ended June 30, 2009 was $0.32 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $16,000, $98,000, $49,000 and $158,000, respectively.

Interest Expense

Interest expense grew from $0.30 million for the six months ended June 30, 2009, to $0.42 million for the same period in 2010, for an increase of about $0.12 million.  Asean’s interest expense was higher by $60,000, mainly as a result of increases in its bank borrowings and interest rates as well as a strengthening of Australia's currency against the US dollar.  WCS’s interest expense increased from $44,000 for the six months ended June 30, 2009, to about $113,000 for the same period in 2010.  The increase in WCS’s interest expense is due to higher bank borrowing, higher interest rates and other charges attributable to the new loan facility it obtained at the end of February 2010. In addition, WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest expense of $14,000 for this debt. Interest expense for the director’s loans and Series B Preferred Stock decreased from $0.15 million for the six months ended June 30, 2009, to $0.13 million for the same period in 2010, as one of the loans was fully repaid in 2009.  All director loans and the Series B Preferred Stock until June 1, 2010, carried an interest and dividend rate of 12% per annum.  Subsequent to that date, the interest rate on the director’s loan became nil, and the dividend rate on the Series B Preferred Stock was reduced to 8%.

Other income / expense

Other income for the six months ended June 30, 2010, totaled $77,000, compared to other income of $148,000 for the same period in 2009, for a decrease of $71,000.  The decline is mainly attributable to a decrease in miscellaneous income offset by an increase in exchanges gains.

Provision for Income Taxes

An income tax benefit of $55,000 was recorded for the six months ended June 30, 2010, compared to income tax benefit of about $58,000 provided for the same period in 2009.  Income tax of $44,000 was provided on WEHK’s income of $0.27 million, for an effective tax rate of 16.5%.   WAE reported a net loss of about $61,000 and recorded a tax benefit of $10,000.  WLG (UK) reported a net loss of $0.35 million and recorded no tax benefit.  WE China recorded a net loss of only $24,000 and was not required to record a tax provision. Asean reported a net loss of $0.35 million and recorded an income tax benefit of $0.10 million. The US operations of WLG (USA) and WCS are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.84 million, which included amortization expense of $0.22 million that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses, but the US companies did record an expense for state income tax of about $10,000.

LIQUIDITY AND CAPITAL RESOURCES

Our operations used cash of approximately $2.15 million for the six months ended June 30, 2010, compared to cash of $1.03 million provided by operations for the same period in 2009.  During the first six months of 2010, cash was provided by the following sources: amortization and depreciation expense of $0.44 million; provision for bad debts of $0.11 million;  and an increase in trade payables of $3.4 million.  Major components that used cash for operations during the first half of 2010 include: net loss of $1.50 million; increase in trade receivables of $3.96 million; increases in deposits and prepayments of $0.42 million; a decrease in other accrued liabilities of $87,000; decrease in due to director of $29,000 and a decrease in income tax payable of $0.11 million.

Net cash provided by financing activities totaled about $2.73 million for the six months ended June 30, 2010, compared to net cash of $1.65 million used by financing activities for the same period in 2009.  Cash used by financing activities in the first six months of 2009 included a decrease in bank debt of $1.31 million; repayment of capital leases of $35,000; repayment of a director’s loan of $0.38 million and cash dividends of $45,000 paid on preferred stock.  Cash provided by financing activities in the six months of 2009 included a decrease in restricted cash of $0.11 million. Cash used by financing activities for the six months ended June 30, 2010, included repayment of a loan from a director of $30,000; repayment of capital lease obligations of $47,000; and cash dividends of $45,000 paid on preferred stock.  Cash provided by financing activities for the six months ended June 30, 2010, included an increase in bank debt of $0.85 million; a decrease in restricted cash of $50,000 and a loan of $1.0 million and the purchase of $0.98 million of the Company’s Series C Preferred stock by the Group’s new majority shareholder.

As of June 30, 2010, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.54 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.12 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.45 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  In addition, a parent company guarantee has been given as support for the  rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent plus rates at the date the guarantee is enforced.  As of June 30, 2010, our contingent obligation under this guarantee was about $0.91 million, plus assessed rates.

In January 2010, WEHK borrowed $0.32 million for use as general working capital, and this loan is repayable in equal installments over five years. As of June 30, 2010, the outstanding balance of this loan was $0.30 million

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over five years. As of June 30, 2010, the outstanding balance of this loan was $0.24 million

Asean has a revolving loan facility in the face amount of approximately $3.68 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.62 million.  At June 30, 2010, Asean's bank debt under its revolving loan and overdraft facilities was $2.44 million and $0.58 million, respectively, with interest rates of approximately 10.43% for the receivables line and 9.53% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

During 2008, WCS had a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which was secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allowed borrowings equal to 80% of the eligible receivables of all three companies.  The loan facility was renewed in October 2009 in the face amount of $2.5 million, but was subsequently reduced to $2.08 million when it was renewed in November 2009. This loan facility expired on February 28, 2010, and was not renewed. In February 2010, WCS and WLG (USA) obtained a revolving banking facility of $3.0 million from another lender, and this new facility will expire in February 2011. This new loan facility, which permits borrowings equal to about 78% of eligible receivables and carries a minimum interest rate of 9.5% per annum, is secured by all of the assets of WCS and WLG (USA) and by a guarantee from the Group’s parent company.  In addition, an origination and commitment fee totaling 2% of the loan facility, a monthly collateral management fee of .35% per month of the outstanding loan balance and certain other charges are payable for this loan facility. As of June 30, 2010, our US companies owed approximately $2.84 million to the bank.   Effective July 6, 2010, WCS’s bank amended the $3.0 million revolving loan facility to increase it by $1.0 million to a face amount of $4.0 million.  In exchange for the additional credit facility of $1.0 million, WCS paid an origination fee to the bank equal to 1% of $1.0 million, and paid all of the bank’s legal fees in connection with amending the loan agreement.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, called for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  In May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no cash to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.   Late in 2009 and during the first quarter of 2010, we added over twenty new employees to our operations in Hong Kong and China without incurring any outlay of funds, except for on-going salaries.  All of these individuals previously worked for a large multi-national freight forwarding and logistics company and have strong backgrounds in sales, air-freight forwarding and logistics.  During the second three months of 2010, the Group did experience operating cash shortages. To overcome these shortages, the Group raised additional operating funds by selling a new Series C Preferred Stock and a 6% note to Jumbo Glory Ltd., its majority shareholder, in the amounts of $1.0 million and $1.0 million, respectively.  Based on its expected operating needs for the remainder of the year, the Group anticipates that it will need to raise additional funds during the second six months of 2010 by way of issuing new debt, bringing in new equity, selling assets or a combination of all three.  With the additional cash resources, we intend to focus on growing our existing business and improving our profitability.

Our approximate contractual cash obligations as of June 30, 2010, for the periods shown are set forth in the table below and are expected to equal approximately $0.54 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$544	$544	$—	—	—
Facilities rental and equipment leases	$7,113	$1,943	$2,735	$1,653	$782
Cargo space commitments	$2,625	$2,625	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$11,982	$5,112	$4,435	$1,653	$782

During the periods ended June 30, 2010 and 2009, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.   In the course of such evaluation, the principal executive and principal financial officers noted that during the period covered by this Quarterly Report on Form 10-Q, certain information required to be included in Current Reports on Form 8-K did not become available on a timely basis. This was determined to be attributable to the changes in the control of the Company and its management during this period, and to a number of transactions connected with the change in control and in management and to raising additional operating funds.  The Company’s management believes it has addressed this situation.  In light of the foregoing, and based on the evaluation by the Company’s principal executive and principal financial officers, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective, as of the end of the period covered by this Report on Form 10-Q, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by the Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

During the three months ended June 30, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Items 1A: Risk Factors There have been no material changes in the Risk Factors set forth in our Annual Report on Form10-K for the year ended December 31, 2009.

Item 5.  Other Information

The Board elected to renew its employment agreement with David Koontz, the Company’s Chief Financial Officer for a two year period commencing as of January 1, 2010 and ending on January 1, 2012.  A copy of Mr. Koontz’ employment agreement was filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

Item 6. Exhibits.

Exhibits

10.21	Letter Agreement renewing the employment agreement between David Koontz and WLG Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: August 16, 2010	By:	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer, ( Principal Executive Officer) r

Date: August 16, 2010	By:	/s/ David L. Koontz
David L. Koontz
Chief Financial Officer, (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.21	Letter Agreement renewing the employment agreement between David Koontz and WLG Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).