Form 10-Q
period 2010-09-30
WLG INC
filed 2010-11-15
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

On November 15, 2010, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2009 and other factors that may be identified elsewhere in this report on Form 10-Q. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Freight		33,917	20,638	88,573	50,690
Other services		18,005	19,437	48,630	50,359

Total revenues		51,922	40,075	137,203	101,049

Operating expenses
Cost of forwarding/customs		(43,874)	(33,941)	(116,442)	(84,771)
Selling and administrative		(7,007)	(6,239)	(20,487)	(17,249)
Depreciation and amortization		(237)	(251)	(680)	(741)

Total operating expenses		(51,118)	(40,431)	(137,609)	(102,761)

Income (Loss) from operations		804	(356)	(406)	(1,712)

Other income (expense)
Interest income		1	-	2	1
Interest expense		(282)	(154)	(702)	(456)
Other income (expense), net		6	(6)	82	141

Income (Loss) before income taxes		529	(516)	(1,024)	(2,026)

Income tax provision		(180)	(150)	(124)	(92)

Net income (loss)		349	(666)	(1,148)	(2,118)

Dividends on preferred stock		(23)	(23)	(68)	(68)

Income (Loss) applicable to common stock		326	(689)	(1,216)	(2,186)

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		227	128	174	287

Total comprehensive income (loss)		553	(561)	(1,042)	(1,899)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations and Other Comprehensive Income
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
	Note	US$	US$	US$	US$
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

Weighted average number of common shares outstanding

Basic		30,880,094	31,400,094	30,975,332	31,400,094

Diluted		36,438,656	31,400,094	30,975,332	31,400,094

Net earnings (loss) per share:

Basic earnings (loss) per share	2	0.01	(0.02)	(0.04)	(0.07)

Diluted earnings (loss) per share	2	0.01	(0.02)	(0.04)	(0.07)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At September 30, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At September 30, 2010	At December 31, 2009
	Note	US$	US$
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents		3,431	1,899
Restricted cash		701	601
Trade receivables, net of allowance (2010:$625 ; 2009: $570)		22,490	16,906
Deposits, prepayments and other current assets		1,773	1,254
Prepaid tax		162	149

Total current assets		28,557	20,809

Property, plant and equipment, net		1,873	1,427
Deposits and other non-current assets		-	107
Deferred tax assets		429	288
Intangible assets, net		1,858	2,183
Goodwill		6,878	6,878

Total assets		39,595	31,692

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	3	655	603
Trade payables		14,469	10,447
Other accrued liabilities		2,938	2,897
Bank loans - maturing within one year	3	6,443	4,725
Current portion of capital lease obligations		62	90
Due to a director	5	630	670
Loan from majority shareholder	5	1,000	-
Convertible promissory note	6	1,000	-
Income tax payable		180	117

Total current liabilities		27,377	19,549

Non-current liabilities
Non-current portion of capital lease obligations		81	35
Other non-current liabilities		196	187
Bank loan – maturing after one year	3	400	206

		677	428

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At September 30, 2010 and December 31, 2009

(Dollars in thousands except share data and per share amounts)

		At September 30, 2010	At December 31, 2009
	Note	US$	US$
		(unaudited)

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, 1.7 million shares issued and outstanding (Redemption and liquidation value, $1,700)	7	1,700	1,700

Stockholders' equity
Preferred stock, $0.001 par value, 10 million (2009: 5 million) shares authorized,
- 2 million shares designated as Series A convertible redeemable preferred stock, 2 million shares issued and outstanding (Redemption and liquidation value $1,500),		2	2
- 1.7 million shares designated as Series B convertible redeemable preferred stock, 1.7 million shares issued and outstanding (see liabilities above),	7	-	-
- 978,000 shares designated as Series C convertible redeemable preferred stock, 978,000 shares issued and outstanding (Redemption and liquidation value $978),	8	1	-
- 4 million shares designated as Series D convertible redeemable preferred stock, none issued and outstanding	6	-	-
Common stock, $0.001 par value, 65 million (2009: 55 million) shares authorized, 31,400,094 (2009: 31,400,094) shares issued, 30,880,094 (2009: 31,400,094) shares outstanding		31	31
Additional paid-in capital		13,781	12,784
Statutory reserve	9	167	167
Treasury stock, at cost, 520,000 (2009: Nil) shares		(130)	-
Accumulated other comprehensive income		413	239
- Foreign currency translation adjustments
Accumulated losses		(4,424)	(3,208)

Total stockholders' equity		9,841	10,015

Total liabilities and stockholders' equity		39,595	31,692

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

	Nine months ended September 30,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(1,148)	(2,118)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	355	262
Amortization	325	479
Allowance for bad debts	183	455
Share-based compensation amortization	20	11

Changes in working capital:
Trade receivables	(5,646)	(1,787)
Deposits, prepayments and other current assets	(542)	(153)
Trade payables	4,022	1,816
Other accrued liabilities	90	495
Due to a director	(40)	(54)
Income tax payable	(91)	(302)

Net cash used in operating activities	(2,472)	(896)

Cash flows from investing activities:
Acquisitions of property, plant and equipment (Note)	(670)	(369)

Net cash used in investing activities	(670)	(369)

Cash flows from financing activities:
Restricted cash	(100)	112
Bank overdraft	52	119
Net increase in bank loans	1,912	584
Capital lease obligations paid	(60)	(53)
Repayment to a director	(40)	(375)
Loan from majority shareholder	1,000	-
Issuance of convertible promissory note	1,000	-
Issuance of Series C convertible redeemable preferred stock	978	-
Dividend paid on preferred stock	(68)	(68)

Net cash provided by financing activities	4,674	319

Net increase (decrease) in cash and cash equivalents	1,532	(946)
Cash and cash equivalents at beginning of period	1,899	2,402

Cash and cash equivalents at end of period	3,431	1,456

Note:
Major non-cash transaction
During the nine months ended September 30, 2010, the Group entered into finance lease arrangement not provided for in respect of assets with a total capital value at the inception of the lease of $78.

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

WLG Inc. (“WLG”, the “Company”, or the “Group”) was incorporated in the name of Wako Logistic, Inc., on December 2, 2003, pursuant to the laws of Delaware in the United States of America, with authorized and outstanding share capital of 100 million shares of common stock, par value of $0.001 per share.  All outstanding common stock was issued to Mr. Christopher Wood (“Mr Wood”).

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc.  On the same date, its authorized number of shares was reduced to 60 million shares, of which 55 million shares were common stock, and 5 million shares were preferred stock. 2 million shares, 1.7 million shares and 978,000 shares of the preferred stock were designated as Series A, B and C convertible redeemable preferred stock and issued in September 2005, June 2008 and June 2010 respectively.  On September 24, 2010, WLG, filed a Certificate of Amendment to its Restated Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware to increase the Company's authorized shares to 75 million shares, of which (a) 65 million shares are common stock, par value $.001 per share, and (b) 10 million shares are blank check preferred stock, par value $.001 per share. The Amendment does not make any other changes to the Restated Certificate of Incorporation. In September 2010, 4 million shares of the preferred stock were designated as Series D convertible redeemable preferred stock but unissued as of September 30, 2010.

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of September 30, 2010.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On April 1, 2005, WLG acquired 100% of the voting interests in Kay O’Neill (USA) LLC (“KON”), an Illinois limited liability company based in Chicago, Illinois.  KON also had an office in Detroit, Michigan. KON changed its name to WLG (USA) LLC (“WLG (USA)”) in June 2005, and, as of the end of 2006, had discontinued the use of the name KON.  The purchase price for KON consisted of a $1,000 cash payment and a professional fee of $50.  WLG (USA) is a non-asset based freight forwarding company and provides freight forwarding and logistics services to its customers. Effective July 1, 2010, WLG (USA) merged with World Commerce Services LLC (“WCS”), which is a subsidiary of WLG and WLG (USA) ceased to exist as a business entity.

Effective October 1, 2005, WLG acquired all of the issued and outstanding shares of common stock of Asean Logistics, Inc. (“ALI”), a California corporation, in exchange for 250,000 restricted shares of WLG’s common stock.  Concurrent with the acquisition, WLG, by way of a contribution to capital, transferred all of the ALI shares to WLG (USA).

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers, which shipped products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s administrative and accounting functions had been assumed by WLG (USA), and by June 30, 2008, all of ALI’s operations had been combined with those of WLG (USA).

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

In February 2006, WLG formed two United Kingdom (“UK”) subsidiaries, WLG Holdings (UK) Limited (“WLG (UK) Holdings”) as a first tier subsidiary and WLG (UK) Limited (“WLG (UK)”) as a subsidiary of WLG (UK) Holdings.  Effective September 15, 2006, WLG (UK) acquired for cash the operating assets and assumed limited liabilities of a division (“UK Division”) of a UK freight forwarding and logistics company (“U.K.Co.”). This UK Division, which operated in Manchester, UK, provided sea and air freight forwarding, customs clearance and warehouse logistics services, mostly to UK based customers.  These activities are now carried on by WLG (UK).

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 1, 2006, WLG (USA) acquired for cash all of the voting shares of Mares-Shreve & Associates, Inc. (“MSA”) and its wholly-owned subsidiary, Sea Systems Ocean Line, Inc., (“Sea Systems”) (collectively, the “MSA Group”).  MSA, which was incorporated on May 15, 1979, in Washington, provides freight forwarding and customs brokerage services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, was a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  As of June 30, 2008, all of Sea Systems’ operations had been combined with those of MSA.  MSA mainly serves customers that ship products from Asia to the US. Effective December 31, 2009, MSA merged with WCS and MSA ceased to exist as a separate entity.

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

As of September 30, 2010, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been prepared by the Company without audit.

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

The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010, and results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, have been made.  The results of operations for the three and nine months ended September 30, 2010 and 2009, are not necessarily indicative of the operating results for the full year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share were computed as follows:

	Three months ended September 30, 2010
	Income	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net income	349

Dividends on Series A convertible redeemable preferred stock	23	2,000,000	0.01

Basic earnings per share
Net income available to common stockholders	326	30,880,094	0.01

Effect of dilutive securities
Employee stock options (Note #)	-	124,823
Warrants (Note #)	-	-
Convertible promissory note	6	1,521,739
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock	-	3,912,000

Diluted earnings per share
Net income available to common stockholders	332	36,438,656	0.01

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS (LOSS) PER SHARE (CONTINUED)

Nine months ended September 30, 2010
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,148)

Dividends on Series A convertible redeemable preferred stock	68	2,000,000	0.03

Basic loss per share
Net loss available to common stockholders	(1,216)	30,975,332	(0.04)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Convertible promissory note (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(1,216)	30,975,332	(0.04)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS (LOSS) PER SHARE (CONTINUED)

	Three months ended September 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(666)

Dividends on Series A convertible redeemable preferred stock	23	2,000,000	0.01

Basic loss per share
Net loss available to common stockholders	(689)	31,400,094	(0.02)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(689)	31,400,094	(0.02)

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS (LOSS) PER SHARE (CONTINUED)

	Nine months ended September 30, 2009
	Loss	Weighted average number of shares	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(2,118)

Dividends on Series A convertible redeemable preferred stock	68	2,000,000	0.03

Basic loss per share
Net loss available to common stockholders	(2,186)	31,400,094	(0.07)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(2,186)	31,400,094	(0.07)

# :
For the three months ended September 30, 2010, weighted average number of shares outstanding was not increased by the 230,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock and the 2,428,571 shares related to the Series B convertible redeemable preferred stock as the effect would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010. The Company’s 100,000 outstanding warrants expired in August 2010 and 15,000 outstanding options expired upon the termination of employment of two employees during the period.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

2.	EARNINGS (LOSS) PER SHARE (CONTINUED)

For the nine months ended September 30, 2010, weighted average number of shares outstanding was not increased by the 630,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, the 2,428,571 shares related to the Series B convertible redeemable preferred stock, the 3,912,000 shares related to the Series C convertible redeemable preferred stock and the 4,000,000 shares related to the convertible promissory note as the effect would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010. The Company’s 100,000 outstanding warrants expired in August 2010 and 15,000 outstanding options expired upon the resignation of the employees during the period.

For the three and nine months ended September 30, 2009, common stock was not increased by the 2,000,000 shares of Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon the conversion of the Series A convertible redeemable preferred stock, the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 395,000 outstanding stock options, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock as the effect would be anti-dilutive.

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At September 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)
Facilities granted
- bank guarantees	1,152	1,145
- overdraft facility	655	603
- bank loans and revolving credit lines	8,461	5,909
- foreign exchange facilities	242	223
- lease facilities	242	223

Total bank facilities	10,752	8,103

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

The terms of the revolving loan and bank overdraft facilities, including the amounts and maturity dates, are set forth in agreements between the banks and the Group.

Bank guarantees of $545 will expire within one year from September 30, 2010, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $133 and the overdraft facility have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $474 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loans and revolving loan facilities mature on various dates as follows: (i) $4,000 revolving credit facility on February 24, 2011 and (ii) loan facility of $3,880 is an on-going facility that is subject to review in 2010, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) two loan facilities of $258 and $323, which are repayable in 60 monthly installments ending December 2014 and January 2015, respectively.

The bank loans and revolving credit facilities of $8,461 are secured as follows: (i) $4,000 is secured by all of the assets of WCS and WLG (USA), including their accounts receivables as well as a guarantee provided by the Group’s parent company, and (ii) $3,880 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $581 is secured by a guarantee provided by the Group’s parent company and a guarantee given by the Hong Kong Special Administrative Region Government.

Bank guarantees of $545 are collaterized by cash of $545. Another bank guarantee of $133 is secured by a letter of support from the Group’s parent company, and a registered mortgage debenture over all of Asean’s assets. The remaining bank guarantee of $474 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of the Group’s parent company.

Asean’s overdraft facility of $655 is secured by (i) a comfort letter from the Group’s parent company and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $242 and a leasing facility of $242, both as of September 30, 2010, had not been utilized.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of September 30, 2010, and December 31, 2009, the weighted average interest rates of the Group’s bank borrowings were 9.54% and 7.27% per annum, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

	At September 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)
Utilized
Committed lines
- bank guarantees	1,152	1,145
- overdraft facility	655	603
- bank loans and revolving credit lines	6,843	4,931

Total bank facilities utilized	8,650	6,679

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases.  The following table summarizes these approximate, future minimum lease payments for operating leases in effect as of September 30, 2010, and December 31, 2009:

	At September 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)

Within one year	1,893	1,539
Over one year but not exceeding two years	1,604	1,038
Over two years but not exceeding three years	1,131	731
Over three years but not exceeding four years	1,014	472
Over four years but not exceeding five years	574	404
Over five years	729	984

Total operating lease commitments	6,945	5,168

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years.  Rent expense under operating leases for the nine months ended September 30, 2010 and 2009, was $1,428 and $1,280, respectively.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and ocean freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of September 30, 2010, and December 31, 2009, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $1,375 and $2,249, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of September 30, 2010, and December 31, 2009, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $372 and $40. The Group believes that the ultimate liability, if any, for these claims, both filed and potential, will not have a material adverse effect on its financial position.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005.  The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. In December 2009, WCS settled the case for $100, with an initial payment of $50 at the time of settlement and is obliged thereafter to make ten monthly payments of $5 each. During the first quarter of 2010, the cost of this settlement, as well as certain legal fees, has been reimbursed to the Group by the return of 520,000 shares of WLG’s common stock by a former shareholder of WCS. The 520,000 shares of WLG’s common stock is shown as treasury stock as at September 30, 2010.

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG
David Koontz (“DK”)	Officer of WLG until August 31, 2010
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Jumbo Glory Limited (“Jumbo”)	Majority shareholder of WLG

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to CW	CW	100%

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At September 30, 2010	At December 31, 2009
	US$	US$
	(unaudited)

Loan from majority shareholder (Note iii)	1,000	-

Due to a director (Note i and ii)
CW	630	670

Notes:

(i)
Amounts due to director are unsecured and interest-free, except for the director loan, which amounted to $570 and $600 as of September 30, 2010 and December 2009, respectively, (see note (ii) below), which was used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group.  The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009. Upon maturity of the Note, CW has agreed that payments due under the Note may be deferred on a month to month basis. Principal repayments of $30 had been made to CW as of September 30, 2010.  The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/or (iv) the termination of CW’s employment.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Additional details of transactions

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	US$	US$	US$	US$
Rent paid/payable
JWP	27	27	81	81

Summary of transactions for the nine months ended September 30, 2010 and 2009, with director/officer (unaudited):

	CW	DK	Total
	US$	US$	US$

At January 1, 2010	670	-	670
Interest accrued	160	-	160
Interest paid	(130)	-	(130)
Repayment of loan	(30)	-	(30)
Repayment of advance	(40)	-	(40)

At September 30, 2010	630	-	630

At January 1, 2009	615	375	990
Reclassification from accrued liabilities	60	-	60
Interest accrued	207	13	220
Interest paid	(184)	(13)	(197)
Repayment of loan	-	(375)	(375)
Repayment of advance	(78)	-	(78)

At September 30, 2009	620	-	620

6.	CONVERTIBLE PROMISSORY NOTE

On August 27, 2010, WEHK issued a $1,000 promissory note to a third party which bears interest at 6% per annum and is due on August 27, 2011. No monthly payments of principal are due under the terms of this note. At any time prior to the maturity date, the promissory note holder may convert all or a portion of the principal amount into shares of Series D convertible redeemable preferred stock of WLG at a conversion price of $0.25 per share by sending written notice to the Company. The Series D Preferred Stock may be converted by the holder from time to time into a maximum of 4 million shares of the Company’s common stock.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

7.	SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”).  In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of part of 5,000,000 shares authorized but unissued preferred stock of WLG into a new series of preferred stock consisting of 1,700,000 shares of preferred stock designated as Series B Preferred Stock, par value $0.001.  The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual, cumulative dividend equal to 12% of the stated value per share.

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

For the nine months ended September 30, 2010 and 2009, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $130 and $153, respectively.

8.	SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On May 14, 2010, Jumbo transferred $978 to WLG which was later applied to the purchase of the Series C Preferred Stock.  In June, 2010, WLG entered into a securities purchase agreement with Jumbo, the controlling shareholder of WLG, pursuant to which Jumbo purchased 978,000 shares of the Company’s newly issued Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”). In connection therewith, in June 2010, the Company’s Board of Directors approved the designation of part of 5,000,000 shares authorized but unissued preferred stock of WLG into a new series of preferred stock consisting of 1,000,000 shares of preferred stock designated as Series C Preferred Stock, par value $0.001, and the Series C Preferred Stock was issued on June 3, 2010. The Series C Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.25 per share.  The Series C Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall not pay a cash dividend.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

8.	SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)

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

9.	STATUTORY RESERVE

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

Minimum annual transfers to statutory reserves shall be at least 10% of a WOFIE’s after tax profit which shall be determined in accordance with PRC accounting rules and regulations.  Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital.  The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital.  No distribution of the remaining general reserve shall be made other than upon liquidation of the PRC subsidiary.

No after tax profit has been appropriated to the general reserve in respect of the nine months ended September 30, 2010 and 2009, as the transfers are to be made based on the PRC Subsidiary’s statutory financial statements at the completion of its fiscal year.

10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Nine months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
	US$	US$
Cash (refund) paid for:
Interest expense	702	456
Income taxes	(46)	240

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

11.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”).  The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates.  The Plan is administered by our board, provided that the board may appoint a committee to administer the Plan.  At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006.  Based on shares of common stock outstanding as of January 1, 2010, the number of shares reserved under the Plan is 6,280,019.

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

Effective January 15, 2007, the board approved and awarded stock options to three employees        permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock.  The vesting period for the January 2007 options is 3 years, and these options are now fully vested. The options relating to purchase 15,000 shares of the Company’s common stock lapsed upon the termination of employment of two employees during the three and nine months ended September 30, 2010.

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

Effective July 1, 2010, the board approved and awarded stock options to an employee for the purchase of 400,000 shares of the Company’s common stock. The option is now fully vested during the three and nine months ended September 30, 2010.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation.  Under FASB ASC 718, the compensation expense related to the fair value of stock options charged to the unaudited, consolidated statement of operations for the nine months ended September 30, 2010 and 2009, was $21 and $11, respectively.  As of September 30, 2010, and December 31, 2009, the compensation expense related to non-vested options totaled $1 and $2, and is expected to be recognized over 3 months and 12 months, respectively.  The total intrinsic value of the options outstanding and options exercisable as of September 30, 2010, and December 31, 2009, was zero.  No tax benefit was recognized for the stock option expense recorded for the nine months ended September 30, 2010 and 2009.

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

(Dollars in thousands except share data and per share amounts)

11.	SHARE-BASED PAYMENT (CONTINUED)

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008	July 1, 2010

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%	0.97%
Expected life	2 years	3 years	3 years	2 years	Nil
Expected volatility (Note #)	45.00%	57.79%	46.00%	5.03%	11.98%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No	No
Weighted average grant-date fair value (per share)	$0.28	$1.22	$0.23	$0.06	$0.05

Note #:	The expected volatility is based on the underlying share price of WLG’s shares and a comparison to the volatility of the share price of peer companies.

The following table set forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95
Granted in 2010	400,000	0.13
Forfeited in 2010	(15,000)	2.85

Outstanding at September 30, 2010	630,000	0.45	8.06

Exercisable at September 30, 2010	626,337	0.44	8.07

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

12.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services.  The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended September 30, 2010 and 2009 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended September 30		Three months ended September 30		Three months ended September 30		Three months ended September 30
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	15,575	7,708	21,058	17,094	15,289	15,273	51,922	40,075
Costs of forwarding/customs	(12,582)	(6,169)	(17,429)	(13,619)	(13,863)	(14,153)	(43,874)	(33,941)
Depreciation	(32)	(16)	(71)	(53)	(25)	(23)	(128)	(92)
Interest income	-	-	1	-	-	-	1	-
Interest expense	(60)	(15)	(135)	(42)	(53)	(28)	(248)	(85)
Other segment income (expense)	9	5	44	(14)	6	3	59	(6)
Selling and administrative expense	(1,970)	(1,154)	(3,155)	(3,315)	(1,240)	(1,280)	(6,365)	(5,749)
Income tax provision	(121)	(61)	(52)	(77)	(7)	(12)	(180)	(150)

Segment income (loss)	819	298	261	(26)	107	(220)	1,187	52
Unallocated parent company expense							(838)	(718)

Net income (loss)							349	(666)

Property, plant and equipment – additions	7	30	146	23	18	35	171	88

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

12.	SEGMENTS OF THE BUSINESS (CONTINUED)

(a)           Business segments (Continued)

(ii)	During the nine months ended September 30, 2010 and 2009 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Nine months ended September 30		Nine months ended September 30		Nine months ended September 30		Nine months ended September 30
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	39,305	17,162	56,926	45,701	40,972	38,186	137,203	101,049
Costs of forwarding/customs	(32,749)	(13,476)	(46,396)	(35,862)	(37,297)	(35,433)	(116,442)	(84,771)
Depreciation	(79)	(43)	(202)	(158)	(74)	(61)	(355)	(262)
Interest income	1	-	1	1	-	-	2	1
Interest expense	(123)	(47)	(287)	(110)	(132)	(79)	(542)	(236)
Other segment income (expense)	27	37	87	107	20	(3)	134	141
Selling and administrative expense	(5,304)	(3,148)	(9,793)	(9,614)	(3,491)	(3,310)	(18,588)	(16,072)
Income tax (provision) benefit	(96)	(42)	(46)	(95)	18	45	(124)	(92)

Segment income (loss)	982	443	290	(30)	16	(655)	1,288	(242)

Unallocated parent company expense							(2,436)	(1,876)

Net loss							(1,148)	(2,118)

Property, plant and equipment – additions	142	73	434	211	172	122	748	406

WLG Inc.

Notes to the Consolidated Financial Statements
Three and nine months ended September 30, 2010 and 2009

12.	SEGMENTS OF THE BUSINESS (CONTINUED)

(a)           Business segments (Continued)

(iii)         As of September 30, 2010,  and December 31, 2009

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At September 30, 2010	At December 31, 2009	At September 30, 2010	At December 31, 2009	At September 30, 2010	At December 31, 2009	At September 30, 2010	At December 31, 2009
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	9,957	5,150	13,410	10,122	7,432	7,340	30,799	22,612

Unallocated assets							8,796	9,080

Total assets							39,595	31,692

12.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months and nine months ended September 30, 2010 and 2009, analyzed by geographical locations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	%	%	%	%
Revenues
Americas	32	33	32	35
Asia and others	34	23	32	22
Australia	30	37	31	35
Europe	4	7	5	8

	100	100	100	100

(c)
The Group made no sales during the three months and nine months ended September 30, 2010 and 2009, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

13.	FAIR VALUE DISCLOSURES

The carrying value of cash and cash equivalents, restricted cash, trade receivables, deposits, prepayments and other current assets, prepaid tax, trade payables, other accrued liabilities, amounts due to directors, bank overdraft and bank loans contained in the consolidated balance sheet approximates fair value.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU 2009-13 significantly expands the disclosures requirements for multiple-deliverable revenue arrangements. ASU 2009-13 will be effective for the first annual reporting period beginning on or after September 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company is currently evaluating the impact this update will have on its consolidated financial statements.

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

In May, 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830), which provides guidance for disclosures where there are multiple exchange rates. A Venezuelan official rate and a parallel Bolivar exchange rate may result in a difference between actual US Dollar-denominated balances and reported balances. This update guides the required disclosure. This update has no effect on the Company’s current accounting practices or financial reporting.

14.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July, 2010, the FASB issued ASU 2010-20, Receivables (Topic 310). The ASC provides updates to FASC ASC 310 to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In September, 2010, the FASB issued ASU 2010-25, Defined Contribution Pension Plans (Topic 962). The ASC provides amendments to require that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in this Update should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. This update has no effect on the Company’s current accounting practices or financing reporting.

15.	SUBSEQUENT EVENT REVIEW

The Company has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

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

WLG's business is conducted by its operating subsidiaries, which, as of September 30, 2010, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”) dba WLG USA LLC.

WLG was incorporated in Delaware on December 2, 2003, under the name Wako Logistics, Inc., and, in January 2004, changed its name to Wako Logistics Group, Inc. In December 2007, we changed our name to WLG Inc.  Under our certificate of incorporation, we were initially authorized to issue 100 million shares of common stock, par value $0.001 per share.  On the date of our first name change, we reduced the number of authorized shares to 60 million, of which 55 million shares were designated as common stock, and 5 million shares were designated as blank check preferred stock.   Immediately following the formation of WLG, Mr. Christopher Wood (“Mr. Wood”) became our sole shareholder.  On September 24, 2010, we filed a certificate of amendment to our restated certificate of incorporation to increase the our authorized shares to 75 million shares, of which 65 million shares are common stock, and 10 million shares are blank check preferred stock.

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company.  Kay O'Neill operated a US based logistics business, which primarily served US customers by providing services similar to those offered by the Group in Asia and elsewhere.  At the time of the acquisition, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois.  As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA).   In June of 2005, WLG (USA) opened an office in Taylor, Michigan.  As of July 1, 2010, WLG (USA) merged with WCS and ceased to exist as a business entity.

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

On December 1, 2006, we acquired all of the voting shares of MSA and its wholly-owned subsidiary, Sea Systems, (“MSA Group”). MSA, which was incorporated on May 15, 1979, in Washington, provides customs brokerage and freight forwarding services to its customers.  Sea Systems, incorporated on February 26, 1991, in Washington, is a non-asset based freight forwarder and provided air and sea freight forwarding and related logistics services to its customers.  The MSA Group mainly serves customers that ship products from Asia to the West Coast of the U.S. for onward shipment to locations throughout the country.   Historically, the business of the MSA Group had been more focused on its customs brokerage practice rather than on its freight forwarding operations.  Prior to its acquisition by WLG, the MSA Group and WLG had not worked together.  As of the end of 2008, all of the activities of Sea Systems had been assumed by MSA, and, as of December 31, 2009, MSA merged with WCS and ceased to exist as a business entity.

Effective July 31, 2007, WLG acquired all of the membership interests of WCS in exchange for WLG common stock and cash.  WCS, organized in Illinois in January 2004, is the successor to a company of the same name, which began business in 1976.  Like its predecessor, WCS is a non-asset based freight forwarding company and provides a full range of air and sea freight forwarding, logistics and customs brokerage services.  It serves a wide range of customers that primarily import products by sea from Asia, with a heavy emphasis on shipments from China.  In addition to its head office in Schaumburg, Illinois, WCS has offices in Long Island, New York, and Los Angeles, California.  Prior to the acquisition, the Group and WCS had not worked together.  As of July 1, 2010, and following its merger with WLG (USA), WCS began to operate under the name of WLG USA, LLC.

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

As part of our freight forwarding business, we often provide Value Added Services (VAS) to our customers.  The provision of VAS continues to be a necessary and important part of our business and may cover a wide range of supply chain services.   As an example, we provide some or all of the following VAS to our customers: pick and scan; pick and pack; co-packing; bar code printing; labeling and price tagging at both the carton and item levels.  At the carton level, each carton remains unopened, which makes this a simpler service than labeling individual products.  In contrast, at the item level, each individual item may, as in the case of apparel, be processed by size and color, which requires advanced information technology capabilities.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009.

Results of Operations

Group revenues for the three months ended September 30, 2010, increased by about $11.85 million, from approximately $40.07 million to $51.92 million or 30%, when compared with the same period in 2009.   Our Hong Kong based-operations reported increased revenues of $6.07 million, and revenues from our China offices increased by $2.43 million.  Our US operations reported a combined increase in revenues of $3.44 million, and Asean’s revenues grew by $0.61 million.  Revenues in our UK operations declined by $0.70 million.

Gross profit for the Group increased from $6.13 million for the three months ended September 30, 2009, to $8.05 million for the same period in 2010, for an increase of $1.92 million, or about 31%. The increase is primarily due to higher volumes of freight shipped by our existing customers and the continued introduction of new customers.  Of this increase in gross profit, approximately $0.92 million is attributable to our Hong Kong operations, about $45,000 is from our offices in China, roughly $0.69 million is from our US operations and $0.45 million is from Asean.  Gross profit in the UK fell by $0.19 million in this quarter compared to the third quarter of 2009.

The Group's gross margin increased slightly from 15.3% for the three months ended September 30, 2009, to 15.5% for the same period in 2010.

Total operating expenses increased to about $7.24 million for the three months ended September 30, 2010, as compared to approximately $6.49 million for the same period in 2009, for an increase of $0.75 million.  Of the total growth in operating expenses, approximately $0.41 million is attributable to compensation expense which has increased primarily because of a net increase in headcount.  Total compensation expense for the third quarter of 2010 was $4.67 million, which compares to $4.27 million at the end of the third quarter of 2009. The Group had 348 employees as of the end of September 2009, and this number has grown to 365 persons as of September 30, 2010. Most of the additional headcount resulted from salary increases and an increase in staff in Hong Kong, China and Australia as the headcount for our US operations declined by 15 persons on a quarter to quarter comparison.  Other selling and administrative costs increased by approximately 18% from $1.97 million for the three months ended September 30, 2009 to $2.33 million for the three months ended September 30, 2010, which, when combined with the increase in personnel costs, resulted in a total increase of approximately $0.76 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.25 million for the three months ended September 30, 2010 to $0.24 million for the three months ended September 30, 2010.  Most of this reduction relates to a decrease in the amortization for WCS’s customer list.  In 2009, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list, and this has resulted in less monthly amortization expense for this asset.  See Other Operating Expenses   below.

After the provision of income taxes, the Group posted a net income of $0.35 million for the three months ended September 30, 2010, compared to a net loss of $0.67 million for the same period in 2009.   Hong Kong and China’s operations reported a combined net income of $0.99 million for the three months ended September 30, 2010, compared to net income of $0.53 million for the same period in 2009, for an increase in net income of $0.46 million.  Our US operations recorded a combined net income of $0.18 million for the three months ended September 30, 2010, compared to a net loss of $0.67 million for the same period in 2009.   Asean reported a net income of $0.12 million for the three months ended September 30, 2010, compared to net income of $0.18 million for the same period in 2009.  WLG (UK) reported a net loss of $0.10 million for the three months ended September 30, 2010, compared to net income of $9,000 for the same period in 2009.  The parent company’s loss increased to $0.84 million (before allocation of expenses to the operating companies) for the three months ended September 30, 2010, compared to $0.72 million for same period in 2009.  Most of the increase in loss for the parent company is due to higher salaries for management personnel that joined in the Group in January and March of 2010.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $7.71 million for the three months ended September 30 2009, to about $15.58 million for the same period in 2010, for an increase of $7.87 million.  Our Hong Kong and China operations reported a combined increase in revenues of $6.24 million, increasing from $4.98 million for the three months ended September 30, 2009, to revenues of $11.22 million for the same period in 2010.  In addition, our US air freight revenues increased by $1.56 million for the three months ended September 30, 2010 as compared to the same period in 2009.  Our remaining subsidiaries reported a net increase of approximately $0.07 million in their air freight revenues for the three months ended September 30, 2010, compared to the same period in 2009.

Cost of sales for our air freight operations increased by $6.41 million from $6.17 million for the three months ended September 30, 2009, to $12.58 million for the same period in 2010, mainly as a result of an increase in the volumes of cargo shipped and to significant increases in rates charged by the airlines.

The Group’s gross profit margin for its air freight business decreased from 20.0% for the three months ended September 30, 2009, to 19.2% for the same period in 2010.

Segment overhead for our air freight operations was $1.24 million for the three months ended September 30, 2009, which compares to $2.17 million for the same period in 2010.  Our operating costs increased in order to handle the higher volumes of freight shipped in 2010 compared to 2009, and to compensation costs for new personnel added to our offices in Hong Kong and China.

Net segment income for our air freight operations is approximately $0.82 million for the three months ended September 30, 2010, compared to net income of $0.30 million for the same period in 2009.  For the three months ended September 30, 2010, our Hong Kong and China air freight operations reported a combined net income of approximately $0.76 million, compared to combined net income of approximately $0.36 million for the same period in 2009, for an increase of $0.40 million.  In addition, our USA operations posted net incomes of $34,000 for the third quarter of 2010, compared to net losses of $98,000 for the same period in 2009.  Asean and our UK operation reported a net income of $23,000 and $7,000 for the three months ended September 30, 2010, compared to a net income of $37,000 and $3,000 for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $17.09 million in the three months ended September 30, 2009, to $21.06 million for the same period in 2010, for an increase of $3.97 million, or about 23%.  Our China and Hong Kong operations reported increases in revenues of $0.92 million and $1.34 million, respectively for the three months ended September 30, 2010 as compared to the same period in 2009.  In addition, Asean posted an increase in revenues of $0.90 million. Our US operations reported a net increase in their sea freight revenues of approximately $1.12 million, while revenues in our UK business declined by about $0.31 million.

Cost of sales for our sea freight operations increased from $13.62 million for the third quarter of 2009 to $17.42 million for the same period in 2010, due to an increase in the volumes of cargo shipped and significant increases in shipping rates and surcharges.

The Group’s gross profit margin decreased from 20.3% for the three months ended September 30, 2009 to 17.2% in 2010.

Total segment overhead attributable to our sea freight business decreased by $0.13 million, from approximately $3.50 million for the three months ended September 30, 2009, to $3.37 million for the same period in 2010.

Our sea freight operations posted a net income of approximately $0.26 million for the three months ended September 30, 2010, compared to net loss of $27,000 for the same period in 2009.  In the third quarter of 2010, our Hong Kong and China operation reported a combined net income of $0.23 million, which compares to net income of $0.18 million for the same period in 2009.  In addition, Asean and our US operations posted net incomes of $61,000 and $63,000, respectively, for the three months ended September 30, 2010, compared to a net income of $0.10 million and a net loss of $0.30 million for the same period in 2009.  WLG (UK) reported a net loss of $99,000 for the third quarter of 2010, compared to a net loss of $5,000 for the same period in 2009.

Customs brokerage services:  Asean, WLG (UK) and our US operations each have divisions which provide customs brokerage services.  For the three months ended September 30, 2010, revenues from customs brokerage services totaled approximately $15.29 million, compared to $15.27 million for the same period in 2009.  Direct and administrative costs for this segment totaled about $15.18 million, producing a net income of $0.11 million for the three months ended September 30, 2010, compared to a net loss of $0.22 million for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $0.40 million, from $4.27 million for the three months ended September 30, 2009 to $4.67 million for the same period in 2010.  Compensation expense increased in our Australian and Asian operating locations, including our parent company, and decreased in both the US and UK locations.  The increase in salary costs for our operations in Asia is due to salary increases granted in 2010 and the increase in staff.  Parent company salary costs increased as a result of adding management personnel.  Asean’s compensation expense increased due to additions to its warehouse staff, salary increases given to staff and a strengthening of the Australian currency against the US dollar.   Salary costs in our US and UK operations declined due to a reduction in headcount and a change in the mix of employees.

Rent

Rent expense for our facilities remained the same, being about $0.58 million for the three month period ended September 30, 2010, compared to $0.49 for the three months ended September 30, 2009.    The increase is mainly attributable to the new warehouse facilities of Asean.

Other selling and administrative expenses

Other SG&A expense totaled about $1.76 million for the three months ended September 30, 2010, compared to $1.47 million for the same period in 2009, for an increase of $0.29 million.  The increase in SG&A expenses was incurred to accommodate the growth in our business.

Depreciation and Amortization

For the three months ended September 30, 2010, depreciation expense for property, plant and equipment was $0.13 million, compared to $92,000 for the same period in 2009, for an increase of $37,000.  Asean acquired new office equipment and furniture and fixtures which increased its depreciation expense by about $26,000.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million, resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the three months ended September 30, 2010, amortization expense totaled $0.11 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $8,000, $49,000 and $51,000, respectively.  Amortization expense for the three months ended September 30, 2009, was $0.16 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $8,000, $49,000, $24,000 and $79,000, respectively.

Interest Expense

Interest expense grew from $0.15 million for the three months ended September 30, 2009, to $0.28 million for the same period in 2010, for an increase of about $0.13 million.  Asean’s interest expense was higher by $38,000 as a result of  increases in its bank borrowings and related interest rates,.  WCS’s interest expense increased from $26,000 for the three months ended September 30, 2009, to about $0.11 million for the same period in 2010.  The increase in WCS’s interest expense is due to higher bank borrowing and significantly higher interest rates.  WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest expense of $7,000 for this new debt. In addition, WEHK incurred interest of $30,000 for a loan of $1 million from a shareholder and for a promissory note of $1 million.  Interest expense for the director’s loans and Series B Preferred Stock decreased from $69,000 for the three months ended September 30, 2009, to $34,000 for the same period in 2010, due to a decrease in the interest rate.  All director loans and the Series B Preferred Stock through June 1, 2010, carried an interest and dividend rate of 12% per annum.  Subsequent to that date, the interest rate on the director’s loan became nil, and the dividend rate on the Series B Preferred Stock was reduced to 8%.

Provision for Income Taxes

A provision of income tax of $0.18 million was recorded for the three months ended September 30, 2010, compared to income tax expenses of about $0.15 million provided for the same period in 2009.  Income tax of $0.16 million, was provided on the combined net incomes of $0.94 million for our Hong Kong and China operation, for an effective tax rate of 17%.   WLG (UK) reported a net loss of $0.17 million and recorded no tax benefit. Asean  reported a net loss of $0.13 million and recorded an income tax benefit of $7,000. The US operations of WLG (USA) is included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $0.11 million, which included amortization expense of $0.10 million that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses, but the US companies did record an expense for state income tax of about $29,000.

In October 2009,  WLG received notification from the US Internal Revenue Service (IRS) that they would be reviewing WLG’s 2007  federal income tax return. At the present time, no material effect to WLG is expected although the audit remains ongoing.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009.

Results of Operations

Group revenues for the nine months ended September 30, 2010, increased by about $36.15 million from approximately $101.05 million to $137.20 million,  when compared with the same period in 2009.  Our Hong Kong based-operations reported increased revenues of $14.27 million, while revenues from our China offices increased by $7.44 million.  Our US operations reported a combined increase in revenues of $7.60 million and Asean’s revenues grew by $7.89 million.  Revenues in our UK operations declined by $1.05 million.

Gross profit increased from $16.28 million for the nine months ended September 30, 2009, to $20.76 million for the same period in 2010, for an increase of $4.48 million, or about 28%. The increase is primarily due to higher volumes of freight shipped by our existing customers and the continued introduction of new customers.  Of this increase in gross profit, approximately $1.73 million is attributable to our Hong Kong and China operations, $1.22 million is from our US operations and $2.17 million is from Asean.  Gross profit in the UK fell by $0.64 million in the first three quarters of 2010, when compared to the same period in 2009.

The Group's gross margin declined from 16.1% for the nine months ended September 30, 2009, to 15.1% for the same period in 2010.

Total operating expenses increased to about $21.17 million for the nine months ended September 30, 2010, as compared to approximately $17.99 million for the same period in 2009, for an increase of $3.18 million.  Of the total growth in operating expenses, approximately $1.93 million is attributable to compensation expense which increased because of a net increase in headcount.  Total compensation expense for the first three quarters of 2010 was $13.89 million, which compares to $11.96 million for the first three quarters of 2009. The Group had 348 employees as of the end September 2009, and this number has grown to 365 persons as of September 30, 2010.  Most of the additional headcount is in Hong Kong, China and Australia.  Compared to the nine months ended September 30, 2009, the headcount for our US operations declined by 15 persons.  Other selling and administrative costs increased by approximately 25% from $5.29 million to $6.60 million, which, when combined with the increase in personnel costs, resulted in a total increase of approximately $3.24 million in operating costs, not including amortization and depreciation.  Amortization and depreciation expense decreased from $0.74 million to $0.68 million.  Most of this reduction relates to a decrease in the amortization for WCS’s customer list.  In 2009, we recorded a $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list, and this has resulted in less monthly amortization expense for this asset.  See Other Operating Expenses below.

After the provision of income taxes, the Group recorded a net loss of $1.15 million for the nine months ended September 30, 2010, compared to a net loss of $2.12 million for the same period in 2009.   Hong Kong and China’s operations reported a combined net income of $1.48 million for the nine months ended September 30, 2010, compared to net income of $1.24 million for the same period in 2009, for an increase of $0.24 million.  Our US operations recorded a net loss of $50,000 for the nine months ended September 30, 2010, compared to a net loss of $1.47 million for the same period in 2009.  Asean reported a net income of $0.18 million for the nine months ended September 30, 2010, compared to net loss of $17,000 for the same period in 2009.  WLG (UK) reported a net loss of $0.32 million for the nine months ended September 30, 2010, compared to a net income of $5,000 for the same period in 2009.  The parent company’s loss increased to $2.44 million (before allocation of expenses to the operating companies) for the nine months ended September 30, 2010, compared to $1.88 million for same period in 2009.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $17.16 million for the first three quarters of 2009 to about $39.30 million for the same period in 2010, for an increase of $22.14 million.  Our Hong Kong and China operations reported a combined increase in revenues of $16.75 million, increasing from $10.89 million for the nine months ended September 30, 2009, to $27.64 million for the same period in 2010.  In addition, our US air freight revenues increased by $5.09 million, compared to the same period in 2009. Our remaining subsidiaries reported a net increase in their air freight revenues of approximately $0.30 million for the first nine months of 2010, compared to the same period in 2009.

Cost of sales for our air freight operations increased by $19.27 million from $13.48 million for the nine months ended September 30, 2009, to $32.75 million for the same period in 2010, mainly as a result of an increase in the volumes of cargo shipped and significant increases in  rates charged by the airlines.

The Group’s gross profit margin for its air freight business decreased from 21.5% for the nine months ended September 30, 2009, to 16.7% for the same period in 2010.

Segment overhead for our air freight operations was $3.24 million for the nine months ended September 30, 2009, which compares to $5.57 million for the same period in 2010.  Our operating costs increased in order to handle the higher volumes of freight shipped in 2010 compared to 2009, and to the compensation costs for new personnel added to our offices in Hong Kong and China.

Net segment income for our air freight operations is approximately $0.98 million for the nine months ended September 30, 2010, compared to net income of $0.44 million for the same period in 2009.  For the nine months ended September 30, 2010, our Hong Kong and China air freight operations reported a combined net income of approximately $1.05 million, compared to combined net income of approximately $0.67 million for the same period in 2009, for an increase of $0.38 million.  In addition, our UK and USA operations posted net losses of $93,000 and $14,000, respectively, for the first three quarters of 2010, compared to net losses of $40,000 and $0.13 million for the same period in 2009.  Asean reported a net income of $34,000 for the nine months ended September 30, 2010, compared to a net loss of $62,000 for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $45.70 million in the nine months ended September 30, 2009, to $56.93 million for the same period in 2010, for an increase of $11.23 million.  Our China and Hong Kong operations reported increases in revenues of $2.08 million and $2.89 million, respectively.  In addition, Asean posted an increase in revenues of $5.97 million. Our US operations reported an increase in their sea freight revenues of approximately $0.99 million, and revenues in our UK business declined by about $0.70 million.

Cost of sales for our sea freight operations increased from $35.86 million for the first three quarters of 2009 to $46.40 million for the same period in 2010, due to an increase in the volumes of cargo shipped and significant increases in shipping rates and surcharges.

The Group’s gross profit margin decreased from 21.5% for the nine months ended September 30, 2009 to 18.5% in 2010.

Total segment overhead attributable to our sea freight business increased by $0.37 million, from approximately $9.87 million for the nine months ended September 30, 2009, to $10.24 million for the same period in 2010.

Our sea freight operations posted a net income of approximately $0.29 million for the nine months ended September 30, 2010, compared to a net loss of $30,000 for the same period in 2009.  For the nine months ended September 30, 2010, Hong Kong and China reported net incomes of $0.43 million, which compares to net incomes of $0.57 million, for the same period in 2009.  In addition, Asean posted a net income of $95,000 for the nine months ended September 30, 2010, compared to a net income of $0.13 million for the same period in 2009.  WLG (UK) and our US operation reported net losses of $0.21 million and $23,000, respectively, for the first three quarters of 2010, compared to a net income of $93,000 and a net loss of $0.82 million for the same period in 2009.

Customs brokerage services:  Asean, WLG (UK) and our US operation each have a division that provides customs brokerage services.  For the nine months ended September 30, 2010, revenues from customs brokerage services totaled approximately $40.97 million, compared to $38.19 million for the same period in 2009, for an increase of about $2.78 million.  Direct and administrative costs for this segment totaled about $40.96 million, producing a net income of $16,000 for the nine months ended September 30, 2010, compared to a net loss of $0.66 million for the same period in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $1.93 million, from $11.96 million for the nine months ended September 30, 2009, to $13.89 million for the same period in 2010.  Compensation expense increased in our Australian and Asian operating locations, including our parent company, and decreased in both the US and UK locations Salary costs for our operations in Asia increased by about $0.95 million for the first nine months of 2010, compared to the same period in 2009, mainly due to salary increases granted in 2010 and to the increase in staff.  Parent company salary costs increased in the first nine months of 2010 by about $0.49 million over the same period last year as a result of adding management personnel in the first three months of 2010.  Asean’s compensation costs in the first three quarters of 2010 increased by $1.33 million, when compared to the same period in 2009, and the increase is due to salary adjustments, an increase in warehouse staff and a strengthening of the Australian currency against the US dollar.  Salary costs in our US and UK operations declined due to a reduction in headcount and a change in the mix of employees.

Rent

Rent expense for our facilities increased by approximately $0.13 million to about $1.50 million for the nine months ended September 30, 2010, compared to rent expense of $1.37 million for the same period in 2009.  The increase is mainly attributable to the new warehouse facilities of Asean.

Other selling and administrative expenses

Other SG&A expense totaled about $5.10 million for the nine months ended September 30, 2010, compared to $3.92 million for the same period in 2009, for an increase of $1.18 million. The increase in SG&A expenses was incurred to accommodate the growth in our business.

Depreciation and Amortization

For the nine months ended September 30, 2010, depreciation expense for property, plant and equipment was $0.36 million, compared to $0.26 million for the same period in 2009, for an increase of about $0.1 million.  Asean acquired new office equipment and furniture and fixtures which increased its depreciation expense by about $65,000 for the first three quarters of 2010, compared to the same period in 2009.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the nine months ended September 30, 2010, amortization expense totaled $0.32 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $24,000, $146,000 and $154,000, respectively.  Amortization expense for the nine months ended September 30, 2009 was $0.48 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $24,000, $146,000, $74,000 and $236,000, respectively.

Interest Expense

Interest expense grew from $0.46 million for the nine months ended September 30, 2009, to $0.70 million for the same period in 2010, for an increase of about $0.24 million.  Asean’s interest expense was higher by $98,000, mainly as a result of increases in its bank borrowings and interest rates as well as a strengthening of Australia's currency against the US dollar.  WCS’s interest expense increased from $70,000 for the nine months ended September 30, 2009, to about $0.23 million for the same period in 2010.  The increase in WCS’s interest expense is due to higher bank borrowing, significantly higher interest rates and other charges attributable to the new loan facility it obtained at the end of February 2010.  WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest expense of $21,000 for this debt.  In addition, WEHK incurred interest of $30,000 for a loan of $1 million from a shareholder and for a promissory note of $1 million.  Interest expense for the director’s loans and Series B Preferred Stock decreased from $0.22 million for the nine months ended September 30, 2009, to $0.16 million for the same period in 2010, as one of the loans was fully repaid in 2009.  All director loans and the Series B Preferred Stock until June 1, 2010, carried an interest and dividend rate of 12% per annum.  Subsequent to that date, the interest rate on the director’s loan became nil, and the dividend rate on the Series B Preferred Stock was reduced to 8%.

Provision for Income Taxes

A provision for income taxes of $0.12 million was recorded for the nine months ended September 30, 2010, compared to income tax expenses of about $92,000 provided for the same period in 2009.  Income tax of $0.19 million was provided on combined net incomes of our Hong Kong and China operations of $1.12 million, for an effective tax rate of 17%.  WLG (UK) reported a net loss of $0.52 million and recorded no tax benefit.  Asean reported a net loss of $0.48 million and recorded an income tax benefit of $0.11 million. WLG (USA) are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $1.14 million, which included amortization expense of $0.30 million that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses, but the US companies did record an expense for state income tax of about $39,000.

LIQUIDITY AND CAPITAL RESOURCES

Our operations used cash of approximately $2.48 million for the nine months ended September 30, 2010, compared to cash of $0.9 million used by operations for the same period in 2009.  During the first nine months of 2010, cash was provided by the following sources: amortization and depreciation expense of $0.68 million; provision for bad debts of $0.18 million; an increase in trade payables of $4.02 million; an increase in accrued liabilities of $90,000 and other non-cash item of $20,000.  Major components that used cash for operations during the first nine months of 2010 include: net loss of $1.15 million; increase in trade receivables of $5.65 million; increases in deposits and prepayments of $0.54 million; decrease in due to director of $40,000 and a decrease in income tax payable of $91,000.

Net cash provided by financing activities totaled about $4.68 million for the nine months ended September 30, 2010, compared to net cash of $0.32 million provided by financing activities for the same period in 2009.  Cash provided by financing activities in the first nine months of 2009 included an increase in bank debt of $0.70 million and a decrease in restricted cash of $0.11 million.  Cash used by financing activities in the nine months of 2009 included a repayment of capital lease obligation of $53,000; repayment to loan from director of $0.38 million and cash dividends of $68,000 paid on preferred stock.  Cash provided by financing activities for the nine months ended September 30, 2010, included increase in bank debts of $1.96 million, two loans of each of $1.0 million, the purchase of $0.98 million of the Company’s Series C Preferred stock by the Group’s new majority shareholder.  Cash used by financing activities for the nine months ended September 30, 2010 included an increase in restricted cash of $0.10 million, repayment of a loan from a director of $40,000; repayment of capital lease obligations of $60,000; and cash dividends of $68,000 paid on preferred stock.

As of September 30, 2010, certain banks in Hong Kong and China had issued bank guarantees of $0.54 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.54 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.13 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.47 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  In addition, a parent company guarantee has been given as support for the  rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent plus rates at the date the guarantee is enforced.  As of September 30, 2010, our contingent obligation under this guarantee was about $0.91 million, plus assessed rates.

In January 2010, WEHK borrowed $0.32 million for use as general working capital, and this loan is repayable in equal installments over five years. As of September 30, 2010, the outstanding balance of this loan was $0.28 million.

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over five years. As of September 30, 2010, the outstanding balance of this loan was $0.22 million.

During 2010, WEHK issued a promissor note in the aggregate principal amount of $1.0 million to a majority shareholder.  The promissory notes carried an interest rate at 6% per annum. In addition, in August 2010, WEHK received a loan of $1.0 million from an individual.  The terms of the loan have not been set forth in a promissory note, however WEHK and the lender have agreed that the loan will bear interest at a rate of 6% per annum and be convertible into newly designated shares of WLG preferred stock at a conversion price of $0.25 per share.

Asean has a revolving loan facility in the face amount of approximately $3.88 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.65 million.  At September 30, 2010, Asean's bank debt under its revolving loan and overdraft facilities was $2.46 million and $0.65 million, respectively, with interest rates of approximately 10.43% for the receivables line and 9.53% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

During 2008, WCS had a revolving loan facility from a bank in the face amount of $3.0 million.  This facility, which was secured in part by all of the trade receivables of WCS, MSA and WLG (USA), allowed borrowings equal to 80% of the eligible receivables of all three companies.  The loan facility was renewed in October 2009 in the face amount of $2.5 million, but was subsequently reduced to $2.08 million when it was renewed in November 2009. This loan facility expired on February 28, 2010, and was not renewed. In February 2010, WCS and WLG (USA) obtained a revolving banking facility of $3.0 million from another lender, and this new facility will expire in February 2011. This new loan facility, which permits borrowings equal to 78% of eligible receivables and carries a minimum interest rate of 9.5% per annum, is secured by all of the assets of WCS and WLG (USA) and by a guarantee from the Group’s parent company.  In addition, an origination and commitment fee totaling 2% of the loan facility, a monthly collateral management fee of 0.35% per month of the outstanding loan balance and certain other charges are payable for this loan facility. Effective July 6, 2010, WCS’s bank amended the $3.0 million revolving loan facility to increase it by $1.0 million to a face amount of $4.0 million.  In exchange for the additional credit facility of $1.0 million, WCS paid an origination fee to the bank equal to 1% of $1.0 million, and paid all of the bank’s legal fees in connection with amending the loan agreement.  As of September 30, 2010, our US companies owed approximately $3.88 million to the bank.

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, called for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  In May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no cash to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.   Late in 2009 and during the first quarter of 2010, we added over twenty new employees to our operations in Hong Kong and China without incurring any outlay of funds, except for on-going salaries.  All of these individuals previously worked for a large multi-national freight forwarding and logistics company and have strong backgrounds in sales, air-freight forwarding and logistics.  During the first nine months of 2010, the Group raised additional operating funds by selling a new Series C Preferred Stock and a 6% note to Jumbo Glory Ltd., its majority shareholder, in the amounts of $1.0 million and $1.0 million, respectively.  During the third quarter of 2010, the Group sold a 6% note to an individual investor in the amount of $1.0M.  The Group will continue to look for opportunities to raise additional funds to order to grow our existing business and improve our profitability.

Our approximate contractual cash obligations as of September 30, 2010, for the periods shown are set forth in the table below and are expected to equal approximately $0.58 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$2,570	$2,000	$570	—	—
Facilities rental and equipment leases	$6,945	$1,893	$2,735	$1,588	$729
Cargo space commitments	$1,375	$1,375	—	—	—
Redeemable preferred stock	$1,700	1,700	$—	—	—
Total contractual cash obligations	$12,590	$6,968	$3,305	$1,588	$729

During the periods ended September 30, 2010 and 2009, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

Part II: Other Information

Item 1. Legal Proceedings.

During the three months ended September 30, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009

Items 1A. Risk Factors. There have been no material changes in the Risk Factors set forth in our Annual Report on Form10-K for the year ended December 31, 2009.

Item 5. Other Information.

In August  2010, WEHK received a loan of $1.0 million from an individual.  The terms of the loan have not been set forth in a promissory note, however WEHK and the lender have agreed that the loan will bear interest at a rate of 6% per annum and be convertible into newly designated shares of WLG preferred stock.

Item 6. Exhibits.

Exhibits

3.1	Second restated certificate of incorporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: November 15, 2010	By:	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer, ( Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Edmund Pawelko
Edmund Pawelko
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Second restated certificate of incorporation.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).