Form 10-K
period 2010-12-31
WLG INC
filed 2011-03-31
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2010

or

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

Registrant's revenues for its most recent fiscal year: $177,911,000

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by the average bid and asked price as of June 30, 2010, at which the stock was sold, was $869,458 assuming solely for purposes of this calculation that all directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2011, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

WLG INC.

FORM 10-K

FISCAL YEAR ENDED DECEMBER 31, 2010

i

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings, and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A, and elsewhere, in this Report on Form 10-K for the year ended December 31, 2010. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ii

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

WLG's business is conducted by its operating subsidiaries, which, as of December 31, 2010, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd., Asean Cargo Services Pty Limited (“Asean”),  WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC (d/b/a WLG USA, LLC) (“WCS”).

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

On April 1, 2005, we completed the acquisition of all of the voting interests in Kay O'Neill (USA) LLC, an Illinois limited liability company. Kay O'Neill operated a US based logistics business, which primarily served its customers by providing services similar to those offered by the Group in Asia and elsewhere. At the acquisition date, Kay O'Neill had only one office in the US, which was in Des Plaines, Illinois. As part of the process of creating brand identity for the Group in the United States, Kay O'Neill, on June 29, 2005, changed its name to WLG (USA) LLC and began immediately to operate as WLG (USA). In June of 2005, WLG (USA) opened an office in Taylor, Michigan. Effective July 1, 2010, WLG (USA) LLC merged with World Commerce Services LLC (“WCS”),  a wholly owned subsidiary of WLG and WLG (USA) LLC ceased to exist as a business entity.

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

On November 9, 2005, WLG, through a newly formed and wholly-owned Australian subsidiary, WLG (Australia) Pty Ltd. (“WLG Aust”), completed the acquisition of all of the issued and outstanding common stock of Asean, a non-asset based freight forwarding and logistics company. Incorporated in March 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains agency relationships with other freight and logistics companies in all of Australia's mainland states. Asean provides a full range of transportation, logistics and customs brokerage services to its customers, with an emphasis on shipments in the Asian-Australian trade lanes. Prior to WLG's acquisition of Asean, both companies had worked closely with each other for over 20 years, providing transportation and logistics services to the customers of the other through an agency agreement. In December 2010, Asean’s wholesale business was disposed of so that the company could continue to focus on its core competencies.

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

Business Overview

We are a global, non-asset based freight forwarder providing supply chain logistics services, including freight forwarding, customs brokerage and VAS to our customers. As part of the services we perform, we coordinate the storage of raw materials, supplies, components and finished goods and arrange their shipment by air, sea, river, rail and road from and to most major production, trading and consumer locations throughout the world. The Group has continued to concentrate on freight shipments originating in Asia, mainly Hong Kong and China, for shipment to Australia, the United States and to a lesser extent to Europe.

For the year ended December 31, 2010, approximately 69 % of WLG’s revenues were derived from our freight forwarding operations and the remaining 31% were attributable to our VAS and customs brokerage business. Considering only our freight forwarding business, approximately 60% and 40% of our revenues were attributable to ocean and air freight shipments, respectively.

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

Revenue derived from our freight forwarding services is generally earned on a job by job basis and is based on the rates that we charge our customers for the movement of their goods from origin to destination. Carriers contract directly with us, not with our customers, and, as such, we are responsible for the payment of the carriers’ charges. In assuming the responsibility for the shipment of our customers' goods, we also become liable for any claims for damages to their goods while in transit. In most cases, we are able to obtain reimbursement from the carriers for any such damage claims, but since some shippers may not carry insurance sufficient to cover all potential losses or may dispute liability, we also carry insurance to cover any unreimbursed claims for goods that may be lost or damaged. For our custom brokerage business, we are generally compensated for each clearance of the customer’s goods, based on fees negotiated with the customer.  Our revenues for the VAS that we perform are normally based either on fees for warehousing or on services performed.

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

Operations in China

Following the commencement of operations in the PRC in February 2005 by our wholly-owned subsidiary, WE China, our revenues in China have grown from about  $10.3 million for the year ended December 31, 2005, to $25.0 million for calendar year 2010. In establishing our offices in China, we were able to take advantage of the CEPA, signed in June 2003, between the PRC and Hong Kong, which permitted Hong Kong companies to establish wholly-owned enterprises in the PRC to provide a full range of freight forwarding and logistics services to local and international customers. Our ability to continue operations and grow our business in the PRC is dependent on China's continued willingness to provide business and trading opportunities through arrangements such as the CEPA, as well as adopting and maintaining a stable legal and economic environment for foreign companies.  As of the start of 2008, we had received approvals to conduct a full range of freight forwarding and logistics operations in Beijing, Shanghai, Shenzhen and Guangzhou, four of China's key commercial cities. We maintain five other offices located throughout China, and of these, four are now full service offices and are located in Tianjin, Ningbo, Qingdao, and Xiamen, which we opened in 2009.   Our remaining office is classified as a liaison office, and is located in Dalian.  As business increases, we will apply to have our Dalian office converted to a full service office.  Our offices in China provide air and sea freight forwarding and local transportation services and VAS to our customers as well as acting as an agent to overseas freight forwarders. Consistent with prior years, we continue to see an increased interest on the part of our customers to have our China offices provide a wider range of value added services. The revenues from this part of our business are small. However, we do see a growing need for VAS in China, so that as the global economies recover, we will likely have to add more resources to increase our capacity to provide value added services to our overseas customers. In January 2009, we added additional warehouse space in to accommodate customer demands for VAS, and in 2010, we moved our warehouse facilities in Shenzhen to a location better equipped to accommodate increasing customer demands for VAS.

Operations in Australia

We operate our business in Australia through a wholly-owned subsidiary, Asean, which we acquired in the fourth quarter of 2005. Australia has stable legal, political and economic systems and a relatively open import and export environment. Asean provides air and sea freight forwarding, customs brokerage services and VAS to its customers, with a concentration on a large number of Australian businesses that import goods into Australia from China and other parts of Asia.  Our ability to continue to grow our Australian business will depend on the retention and growth of our customer base, business expansion opportunities in Australia and New Zealand and our ability to develop import and export opportunities with North America and Europe, particularly in tandem with the offices we have acquired over the past years in these jurisdictions. In mid 2007, Asean opened a leased warehouse facility in Melbourne in response to the requests of several of its customers to provide warehousing and distribution services. Even with the current slowdown in business, Asean intends to continue to look for opportunities to establish offices in other Australian cities, as well as in New Zealand, but will do so only when the economy in each country improves.  As previously mentioned, Asean’s wholesale business was disposed in December 2010 so the company could continue to focus on its core competencies.

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

Most of WCS’s revenues are derived from import transactions and customs services, with the vast majority of its freight forwarding business being sourced in Asia, mostly from China. In contrast, WLG (USA)'s main focus is on export forwarding from the US to Europe, Asia, Bermuda and the Middle East. However, during 2006, WLG (USA) began a sales and marketing effort to obtain more import business, particularly from Asia. Acquiring WCS added a large import business to our US operations and has provided additional business to our offices in Hong Kong and China, and has increased our volume of import shipments to the US from Asia. With the acquisition of MSA in late 2006, the Group acquired a customs practice and freight forwarding business on the West Coast, with offices in the gateway cities of Seattle, Washington, and Long Beach, California.  Following the WCS acquisition, the WCS and MSA operations in the Los Angeles area were consolidated into one location. As part of the consolidation efforts to combine the operation of WCS and WLG (USA) and to streamline our US operations, we discontinued our presence in Houston, Texas.  Effective December 31, 2009, MSA and WCS completed a statutory merger by which WCS acquired all of the assets and liabilities of MSA and MSA ceased to exist as a business entity.  Effective July 1, 2010, WLG (USA) and WCS completed a statutory merger by which WCS acquired all of the assets and liabilities of WLG (USA) and WLG (USA) ceased to exist as a business entity.  The combined operations now conduct business under the assumed name WLG USA, LLC.

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

We work with overseas agents worldwide, many of whom have offices in strategic cities in Europe, North and South America, Africa and the Middle East. As a result, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

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

We have a diverse customer base. Our customers operate across a wide range of industries, which include textile and apparel retailers, a broad range of consumer goods including perishable food products, office and residential furniture, industrial plant and machinery, computer and electronic equipment and printed materials. For our Asian operations in calendar year 2010, approximately 80% of our freight customers were direct shippers or importers, and the remaining 20% were other freight forwarders who co-load with us when we have excess capacity. To the extent possible, we charge these freight forwarders market rates for co-loading, which vary from time to time based upon available capacity.  However, due to the need to utilize space or fulfill contracts with carriers, we may not be able to charge market rates to some co-loaders.

Freight Forwarding Services

On instructions from of our customers, we routinely arrange for the import and export of many types of goods, including garments, electronics, auto parts, fabrics, books, and perishable foods from and to Hong Kong, China, Australia, UK , US and other countries around the world.

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

Custom Brokerage Services

With the acquisitions of Asean in 2005, WLG (UK) and MSA in 2006 and WCS in 2007, we added an in-house brokerage capability to our portfolio of services for each of our major markets. Customs brokerage services are performed for freight and brokerage customers and brokerage only customers. While the complexity of customs services may vary from one jurisdiction to another based on the specific governmental regulations of each country, the nature of the services are similar worldwide. In general, customs brokerage services includes preparing all documentation required for the clearance of goods through customs and collecting and making payment of import duties to the appropriate governmental agencies. In addition, our customs personnel will often provide ancillary services which could include assistance with customs examinations, advice on duty rates and regulations as well as arranging for the local delivery of goods.

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

Brokerage margins, when including duty payments, are generally less than the margins we earn from our freight-forwarding and VAS operations. However, operating a brokerage business gives us a competitive advantage in some locations and a level playing field in others, which helps us to attract and retain more profitable freight forwarding customers.

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

WLG has invested in an automated software system that accepts customers' orders and logs allocations electronically. Packing instructions and bar code labels are then produced electronically; with the system assuring the integrity of the packing process through computer controlled scanning. We have completed a project to place all operations in the Group on a central computer system that will enhance the ability for customers to access information about their shipments and the VAS performed by us. By having all information on a central computer system, a customer of any Group company will be able to view the status of its shipments and other services, regardless of which Group company or companies are involved in the supply chain for each of its shipments.

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

Customers

We have a very broad and varied customer base, including but not limited to garment manufacturers, fashion retailers,  textiles, electrical products, automotive, medical products, food products, office and residential furniture, industrial plant and machinery and major household appliances,. We believe that the diversity of cargo shipped enhances our ability to achieve economies of scale. In calendar year 2010, no customer accounted for more than 10% of our air, sea or customs revenues.

Generally, our customers wish to retain the flexibility to choose freight forwarders on a shipment by shipment basis, and prefer to avoid contractual commitments so that they are able to select and change forwarders at any time because of rates, quality of service or for other reasons such as availability of space. Therefore, we normally render freight forwarding services to our customers on a shipment by shipment basis, rather than under the terms of an on-going contractual relationship. However, we do have some customers which enter into contracts that call for us to arrange shipments of their cargo over specified periods, often at fixed prices, and with many of our customers, we do provide freight forwarding services on a continuing basis for most of their shipments.  In addition, some customers have contracted with us to provide then with VAS.

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

Some of our business is conducted with other freight forwarders who are also our competitors, as in the case where we use the services of other cargo agents. Since these companies may handle customs clearance and local delivery of goods for some of our customers, we must cooperate with these competitors and bill them to obtain payment for the air or sea freight shipments of cargo for our customers. Moreover, because these competitors may also be major freight forwarders serving the same routes as we serve, they may attempt to solicit our customers directly for their business. We expend substantial efforts to retain the business of our customers by providing what we believe is a very high level of service at competitive rates. Nonetheless, there is no assurance that we will not lose all or a portion of the shipments we arrange for our customers to these other freight forwarders. With the in-house customs practices of Asean, WCS, and WLG (UK), respectively, we believe we have mitigated, to a certain extent, the likelihood of losing freight customers to other forwarders that have in-house customs capabilities.

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

Transaction currencies and credit

Our transactions are denominated in a variety of currencies, including Hong Kong dollars, Australian dollars, Chinese Renminbi, Euros, US dollars and British pounds, but our operating results are reported in US dollars. Exchange risk due to currency fluctuation is negligible for the Hong Kong dollar because it remains pegged to the US dollar at 7.75:1. However, we do face the possibility of currency losses for the fluctuations of other currencies against the US dollar, and, in the past, we have taken specific steps to mitigate currency losses. As an example, in response to an appreciation in the Chinese Renminbi, we now invoice certain customers in that currency instead of the US dollar, which is the billing currency we previously used. In 2010, there is an appreciation of AUD against USD and an exchange gain was recorded. As our sales grow, and, particularly in different currencies, we will continue to review our exposure to currency losses, and where cost effective, we will take actions to lessen these exposures.

Sales are generally made on credit, with freight customers requiring that we give them 30 days or more in which to pay. Also, we do make some sales on a cash basis, which requires that a customer pay for our services as a condition to having its goods released. We normally obtain credit references for all new customers, and the credit references are reviewed by our senior staff. Approval by a senior executive is required for all orders in excess of a pre-determined amount. Credit terms for our customs brokerage practices are shorter than for our freight business, and include credit for both our services and the duty advances that we make on behalf of our customers. Credit terms for this part of our business usually vary from 7 to 15 days and we will continue to intensify our scrutiny of both credit terms and the financial strength of our customers.

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

Competition

Competition within the freight forwarding, logistics and supply chain management industry is intense, and is expected to remain so, particularly in this changing economic environment. We compete with large international firms that have worldwide capabilities to provide all of the types of services that we offer. We also face competition from smaller regional and local logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders, ocean carriers, airlines, associations of shippers organized to consolidate their members' shipments to obtain lower freight rates, and Internet-based freight exchanges. In addition, computer information and consulting firms, which traditionally have operated as service providers to the supply chain management industry, are now expanding their scope of services to include supply chain related activities as a means of serving the logistics needs of their existing and potential customers.

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

Our ability to compete with other freight forwarding and logistics companies is dependent on our expertise to price our services competitively in the markets we serve, the provision of reliable services, securing available capacity and to offer a  range of value-added services that address the needs of our customers. We offer a distinctive blend of services involving all modes of transportation, including shipments by truck, ship, rail and air. In addition, we offer warehousing, logistics and other value-added services. We also have in-house customs practices in the UK, US and Australia. Lastly, we believe we have a strategic advantage by having a strong business presence in and a commitment to Hong Kong and the PRC, which gives us an authentic China “platform” that many of our competitors do not have. With our presence in the PRC, we are in a good position to take advantage of the significant increase in China's import and export of goods, which has been helped by its membership in the World Trade Organization and the significant growth in the GDP of China.

Government Regulations

We are licensed as airfreight forwarders in Hong Kong, the US, the UK and Australia by the International Air Transport Association. In China, we have received approvals to operate full service offices offering  sea freight and logistics services in eight locations, including Beijing, Shanghai, Shenzhen and Guangzhou, four of China's most important  commercial centers. We are also approved to operate a liaison office in another city in China. In addition, we were granted a specific license in 2010 needed to conduct air-freight operations in China. We believe each of our Group companies has obtained all required licenses to carry-on business as presently conducted, and that each Group company is in compliance with all requirements under these licenses.

WEHK and WCS are each licensed as an ocean freight forwarder and are registered as an ocean transportation intermediary with the Federal Maritime Commission. The Federal Maritime Commission has mandated qualifications for shipping agents, including surety bonding requirements. The Federal Maritime Commission is also responsible for the economic regulation of non-vessel operating common carriers that contract for and sell space to commercial shippers and other non-vessel operating common carrier operators for freight originating or terminating in the United States. To comply with these regulations, vessel operators and non-vessel operating common carriers are required to file tariffs which set forth the rates that are charged for the movement of specified commodities into and out of the United States. The Federal Maritime Commission has the power to enforce its regulations by assessing penalties. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements of other countries are typically less stringent than those in the United States. We believe we are in compliance with all applicable regulations and licensing requirements for sea freight shipments in all countries in which we transact business.

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

Employees
As of the end of 2010, we employed 353 persons:

	WLG	Hong Kong	China	Australia	USA	UK	Total

Management	3	4	1	3	7	1	19

Operations		26	92	77	38	9	242

Sales		13	11	6	2	1	33

Administration		6	4	4	4	0	18

IT Department		2	2	3	1	0	8

Accounts		9	16	4	4	0	33

Total	3	60	126	97	56	11	353

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

Because we depend on several airfreight carriers and shipping lines for our business, the loss of these carriers could reduce our revenues and operating profits.

Because we are generally able to negotiate more favorable shipping rates as a result of shipping greater volumes of product with a limited number of transportation providers, the loss of these providers could result in cost increases due to the higher rates that we might have to pay to replacement carriers.

Our revenues and operating profits are dependent on stable trade flows, strong economies and growth in international business.   To the extent that global economic conditions decline, continue to decline or are slow to improve, our revenues, operating profits and cash flow may be adversely affected.

In the latter part of 2008, business and trade declined by a significant amount in many of the countries in which we operate. As economic conditions worsened during 2009, our customers placed fewer orders with us and some discontinued business. There are signs that general economic conditions are starting to improve in 2010. However, any change in economic environment and possible global economic downturn may again adversely affect our revenues and operating profits.   Moreover, because of the poor economic conditions in the markets that our customers conduct their business, they may not be able to pay our invoices on a timely basis or, at all, if their businesses do not return to a sustained level of profitability.   The inability to collect our receivables in full on a timely basis or at all would have a negative effect on our working capital and would impact our ability to pay our suppliers.

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00, subject to exceptions. The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the liquidity of penny stocks. Our common stock is subject to the penny stock rules, and investors acquiring shares of our common stock may find it difficult to sell their shares of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate offices are located at 920 East Algonquin Road, Suite 120, Schaumburg, Illinois 60173, and our administrative offices are located in Hong Kong at Units 1301-3 & 11-12 Tower 1 Ever Gain Plaza, 88 Container Port Road, Kwai Chung, N.T. Hong Kong, SAR.

As of December 31, 2010, the Group leased approximately 219,000 sq. ft. of space, inclusive of both office and warehouse facilities, at an aggregate, annual rental cost of about $2.23 million. We believe that the facilities we now occupy are adequate for our present needs, and that, if needed, additional facilities would be available to us on reasonably acceptable terms. We own no real property assets.

The following tables set forth a summary of property leased by each company in the Group.

Hong Kong premises:

WEHK/ WAE	Usage	Area (sq ft)	Lease expiration	Annual lease rental
Hong Kong	Office	10,000	31-Oct-12	$155,276

China premises:

Wako China	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Beijing	Office	740	30-Nov-11	$14,087
Shanghai	Office	5,170	19-Oct-12	186,005
China – 2 staff apartments	Quarters	1,120	Various	16,018
Shanghai	Warehouses	15,000	15-Jan-11	108,409
Shanghai	Airport warehouse	700	31-Mar-11	5,455
Guangzhou	Office	1,430	10-May-11	20,618
Tianjin	Office	1,100	17-Apr-13	21,818
Qingdao	Office	650	06-July-11	10,803
Ningbo	Office	1,320	31-May-11	12,364
Dalian	Office	480	14-Sept-11	4,364
Shenzhen	Office	1,410	4-Dec-11	25,556
Shenzhen	Warehouse	8,000	30-Sep-11	39,273
Xiamen	Office	936	31-Jan-11	6,727
Total China		38,056		$471,497

US premises:

WLG USA	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Schaumburg, Illinois	Office	14,728	31-Mar-12	$233,806
Taylor, Michigan	Office	4,800	31-Jul-12	33,600
Long Beach, California	Office	1,264	29-Feb-12	41,143
Rosedale, New York	Office	5,170	31-May-14	102,000
Federal Way, Washington	Office	1,775	31-Jul-15	25,296
Total USA		27,737		$435,845

Australian premises:

Asean — Australia	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Sydney	Office	5,400	30-Mar-13	$164,969
Melbourne	Office	6,700	31-Aug -12	100,692
Melbourne	Warehouse	87,720	18-Feb-15	595,124
Brisbane	Office	1,875	18-Nov-13	32,077
Total Australia		101,695		$892,862

(*Note that Asean sublets approximately 60% of the office space in Tullamarine to a third party.)

United Kingdom premises:

WLG (UK) — United Kingdom	Usage	Area (sq ft)	Lease expiration	Annual lease rental

Manchester	office/warehouse	41,970	03-Feb-18	$271,749
Total United Kingdom		41,970		$271,749

ITEM 3.  LEGAL PROCEEDINGS

At any one time, we normally have a number of claims outstanding, mostly relating to lost or damaged cargo occurring in the normal course of our business or to cargo improperly released. Many of these claims are settled by the carriers we engage to ship goods on behalf of our customers. In the event that we become liable to our customers for any of these claims, we believe such claims are sufficiently insured under the insurance policies we maintain to cover such losses. As of December 31, 2010, and through the date of filing of this Report, we are not aware of any one uninsured claim or all claims in the aggregate that would have a materially adverse economic effect on our business

In January 2011, ArrivalStar S.A. filed an amended claim for infringement of certain US patent, entitled “Advance notification system and method utilizing vehicle progress report generator.”  The original claim was dismissed during 2010 and management believes this amended claim will also be summarily dismissed based upon comments received from our attorneys.

ITEM 4.   (REMOVED AND RESERVED)

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

Our common stock is traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "WLGI" and has been since December 31, 2007. From July 27, 2005, to December 30, 2007, our common stock was traded on the OTCBB under the symbol WKOL. The closing high and low bid price quotations for our common stock, as reported by the OTCBB, are as follows for the periods indicated:

Years Ended December 31, 2010 and 2009:	High	Low
Fourth quarter 2010	$0.06	$0.06
Third quarter 2010	$0.17	$0.06
Second quarter 2010	$0.17	$0.16
First quarter 2010	$0.27	$0.15

Fourth quarter 2009	$0.27	$0.27
Third quarter 2009	$0.27	$0.27
Second quarter 2009	$0.40	$0.26
First quarter 2009	$0.40	$0.40

The quotations set forth above for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The last sale price for our common stock on March 25, 2011, was $0.10 per share.

Adoption of 2005 Stock Incentive Plan

In April 2005, our board adopted, and our stockholders approved, by the written consent of Christopher Wood, our majority stockholder at that date, the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to our officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services for any of our subsidiaries or other affiliates. The Plan is currently administered by our board, provided that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, we reserved 4,000,000 shares of our common stock for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of our shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares outstanding as of January 1, 2011, the number of shares reserved under the Plan is 6,176,019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the Company's common stock that may be issued upon the exercise of stock options under all of our equity compensation plans and the exercise of warrants that are outstanding as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	630,000	$0.45	5,885,019

Notes:

1.
For the year ended December 31, 2007, we granted options to three employees under the Plan to acquire 20,000 shares of our common stock. During 2010, two of these employees left the Company and the total shares that might be acquired became 5,000.

2.
As of August 2005, the Company committed to award 200,000 options to purchase common stock to a former officer, and, as of that date, all substantial terms and conditions for the option were communicated to, and agreed with, the officer.  The board has formally approved the award. In June 2010, the board approve to grant a further 400,000 option to this former officer.

3.	In January 2008, the Company granted an option to an employee to purchase 25,000 shares of WLG stock.

Holders

As of March 30, 2011, there were 30,880,094 shares of our common stock outstanding, held by approximately 340 stockholders of record.

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

In September 2005, WLG approved the designation of a series of preferred stock, consisting of 2.0 million  shares of preferred stock designated as Series  A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series  A Preferred Stock”). Certain conforming amendments were made to the Series A Preferred Stock in November 2006 to correct the original certificate of Series A Preferred Stock.  The Series A Preferred has a stated, liquidation and redemption value of $0.75 per share, and pays a 6% annual cumulative dividend, determined on its stated value of $0.75 per share.  Series A Preferred is convertible into a maximum of 2.0 million common shares, and the conversion ratio shall be the stated value of $0.75 divided by conversion price of $0.50 per share.

In June 2008, the Company approved the designation of a series of preferred stock  consisting of 1.7 million authorized, but unissued, shares of preferred stock designated as Series B Convertible Redeemable Preferred Stock, par value $0.001 (the “Series B Preferred Stock”).   The Series B Preferred Stock has a stated value, redemption value and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share. In June 2010, the dividend was reduced to 8% per annum. The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.  The holder of the Series B Preferred Stock may, at any time after 24 months of the issuance to the Series B Preferred Stock, require the Company to redeem the then outstanding shares of Series B Preferred Stock at a price of $1.00 per share, subject to adjustment.

In June 2010, the Company approved the designation of a series of preferred stock consisting of 1.0 million authorized, but unissued, shares of preferred stock designated as Series C Convertible Redeemable Preferred Stock, par value $0.001 (the “Series C Preferred Stock”).   The Series C Preferred Stock has a stated value, redemption value and liquidation value of $1.00 per share. The Series C Preferred Stock is convertible into that number of shares of Common Stock determined by dividing the Stated Value by $0.25 per share, subject to adjustment.  The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series C Preferred Stock, the Company has the right to redeem all or a portion of the then outstanding shares of Series C Preferred Stock at a price of $1.00 per share, subject to adjustment.

As of December 31, 2010, there were 2.0 million shares of Series A Preferred Stock, 1.7 million shares of Series B Preferred Stock and 978,000 shares of Series C Preferred Stock issued and outstanding.

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

We do not own or operate any transportation assets such as aircraft, ships, trucks, river barges or railroads. Instead, we contract with companies that own and/or operate commercial aircraft, ships, trucks, river barges and railroads and arrange with these companies to provide transportation services for the forwarding of freight on behalf of our customers. Our revenues are generated from the freight forwarding and related services, customs brokerage and ancillary services, and from valued added services performed by us. Our customers benefit from the extensive experience we have in performing the above-named services. For our freight forwarding business, we focus on large cargo shipments as these types of shipments usually require sophisticated logistical networks in many countries, as well as access to almost all modes of transportation.

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

A substantial portion of our costs for air and sea freight are incurred pursuant to contracts for the advance purchase of cargo space for which we guarantee a minimum volume of shipments. Under these contracts, we are required to pay for the minimum amount of space we guarantee, even if we do not use the amount of space that we guarantee. In the past, we have been able to minimize our risk of loss by carefully gauging customer demand, and by entering into arrangements with other freight forwarders whereby they pay to use the excess cargo space that we are unable to fill. However, we are not to require our customers to ship minimum amounts, and, as such, we are not able to pass this risk on to our customers.  In 2010, we were able to use all of the space under our contracts or we were able to arrange with other freight forwarders to use the available capacity, so that we did not incur a liability to any air carrier for space that could not be utilized. As an industry practice these contracts are enforced by the air carriers, which do require payment for unused space. However, very few shipping lines choose to enforce these contracts and do not normally require payment if space is not used.

With the acquisition of WLG (UK) and the expansion of our warehousing capabilities in the UK, the PRC and Australia, the performance of warehousing and other VAS has become more significant to the Group, and we expect more growth in this part of our business in the future. Our billings for VAS are generally based  on the nature of the services performed as well as the time and warehouse space devoted to a particular customer. In general, we bill customers on a per piece basis for inventory that we pick, pack and distribute. In other cases, we may bill for the space allocated to a customer, or for special work such as deconsolidating and consolidating inventory for shipments to a customer’s distribution centers.

Customs Brokerage Operations

We now have customs brokerage practices in our offices in Sydney, Australia, Manchester, England, Seattle, Washington, Long Beach, California, and Schaumburg, Illinois. In each case, we acquired a business with an existing customs practice. These practices tend to be stable businesses and the revenue and expense streams for each are generally more predictable than those of our freight-forwarding operations. Pricing in each of these locations is very competitive and margins are often small. In some cases, we accept some low margin business as a strategic decision to allow us to obtain additional freight-forwarding customers or to retain the ones we have. Also, due to competitive factors, we often advance funds on behalf of our customers to pay the duty on their freight imports, and, as a result, we do incur credit risk, which may be substantial. Because the return on an individual account may be small and the credit risk large, we exercise a heightened degree of oversight in accepting and retaining customs brokerage clients.  Most jurisdictions have regulations that permit and/or require companies to make payments electronically to the customs authorities. Using this procedure in the US allows customers to obtain credit terms depending on the date goods are cleared.  We are aggressively marketing an active program to help our customers remit funds directly to the authorities. As a result, we have reduced our cash needs, lowered our credit exposure and have assisted our customers to obtain credit terms.

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

Business Plan

For calendar year 2010, we continued to execute our business strategy, which called for the operational, financial and systems integration of the businesses acquired in prior years.  We did not make any acquisitions in 2010 and instead focused on organic internal growth.  During 2010, we merged WLG (USA) into WCS and now operate in the United States as WLG USA, LLC.  This is in line with our efforts to brand the WLG name and eliminate any disparate entities operating within the Group.

Our focus on internal growth, particularly in air freight, resulted in a 22% increase in gross profit in 2010 compared to the same period in 2009.  A portion of the growth could be attributable to fluctuations in freight rates but a majority percentage was due to volume increases and a focused effort to increase our air freight revenue.  Specifics of this revenue growth are detailed in the Results of Operations portion of this filing.

We are continuing to work towards realizing the synergistic benefits from prior acquisitions.  Offices outside of China have increased the percentage of shipments which make use of our own offices in China thus improving the overall Group performance.  WLG’s strategy always has, and will continue to be, to develop new business and transition existing business using the resources within the Group.

We have invested considerable time and resources integrating our IT platform into one central server for the entire WLG Group.  This integration allows for faster visibility for our customers while improving operational efficiency in the Group by eliminating the need for duplicate data-entry.  This investment is in-line with our strategy to use IT as a competitive advantage in both operational efficiencies and the services offered to our customers.

An integral part of our earlier business plan included filing a registration statement with the Securities and Exchange Commission, that became effective in mid-2005, and having our common stock quoted on the OTCBB. Since 2005, we have incurred substantial monetary costs and management time to comply with the regulations to maintain our status as a public company.

It is difficult to ascertain a clear direction of the global economy and therefore equally difficult to predict trade flows in 2011.  Fuel prices have increased dramatically due to political unrest and this will undoubtedly impact global trade and a quick recovery.  Because of this uncertainty, management continues to monitor operating costs very closely while ensuring that those costs associated with business development meet the required returns.  The US economy is a key factor in our continued growth and considerable efforts are being taken to ensure that existing business is retained and new business is actively pursued while the economy remains in a state of flux.

Results of Operations

YEAR ENDED DECEMBER 31, 2010 COMPARED WITH YEAR ENDED DECEMBER 31, 2009.

Results of Operations

Group revenues increased by about $34.07 million from approximately $143.84 million for the year ended December 31, 2009 to $177.91 million for the year 2010.  Our Hong Kong based-operations reported increased revenues of $15.23 million, while revenues from our China offices increased by $7.68 million.  Our US operations reported a combined increase in revenues of $7.45 million and Asean’s revenues grew by $6.49 million.  Revenues in our UK operations declined by $2.78 million.

Gross profit increased from $22.71 million in 2009 to $27.74 million in 2010, for an increase of $5.03 million, or about 22%. The increase is primarily due to higher volumes of freight shipped by our existing customers and the continued introduction of new customers.  Of this increase in gross profit, approximately $2.16 million is attributable to our Hong Kong and China operations, $1.27 million is from our US operations and $2.48 million is from Asean.  Gross profit in the UK fell by $0.88 million in 2010 when compared to 2009.

The Group's gross margin declined from 15.8% in 2009 to 15.6% in 2010.

Total operating expenses was about $28.39 million in 2010, as compared to approximately $28.12 million in 2009.  Our selling and administrative expenses increased from $23.95 million in 2009 to $27.48 million in 2010. Offsetting this increase in selling and administrative expenses, there is no impairment charges on goodwill in 2010, compared to an impairment charge of $2.45 million in 2009 related to the goodwill arising on the acquisition of WCS.  Amortization, depreciation expense and impairment loss on customer list was $1.72 million in 2009, which compared to $0.91 million in 2010, for a decrease of $0.81 million.  The decrease was mainly attributable to the record of $0.72 million impairment charge to reflect a decline in the value of WCS’s customer list in 2009. No impairment charge was required in 2010.  See Other Operating Expenses below.

After the provision of income taxes, the Group recorded a net loss of $1.50 million in 2010, compared to a net loss of $6.25 million for the same period in 2009.  Hong Kong and China’s operations reported a combined net income of $2.08 million in 2010, compared to net income of $1.60 million for the same period in 2009, for an increase of $0.48 million.  Our US operations recorded a net loss of $0.32 million in 2010, compared to a net loss of $2.40 million in 2009.  Asean reported a net income of $0.39 million in 2010, compared to a net income of $0.21 million in 2009.  WLG (UK) reported a net loss of $0.54 million in 2010, compared to a net income of $0.15 million in 2009.  The parent company’s loss decreased to $3.13 million in 2010 (before allocation of expenses to the operating companies), compared to $5.60 million in 2009, mainly attributable to a decrease in impairment charge of goodwill and customer lists.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $27.86 million in 2009 to about $48.86 million in 2010, for an increase of $21.00 million.  Our Hong Kong and China operations reported a combined increase in revenues of $17.49 million, increasing from $16.96 million in 2009, to $34.45 million in 2010.  In addition, our US air freight revenues increased by $2.99 million, compared to the same period in 2009. Our remaining subsidiaries reported a net increase in their air freight revenues of approximately $0.52 million in 2010 when compared to 2009.

Cost of sales for our air freight operations increased by $17.93 million from $22.54 million in 2009 to $40.47 million in 2010, mainly as a result of an increase in the volumes of cargo shipped and significant increases in rates charged by the airlines.

The Group’s gross profit margin for its air freight business decreased from 19.1% in 2009 to 17.2% in 2010.

Segment overhead for our air freight operations was $4.70 million in 2009, which compares to $6.93 million for the same period in 2010.  Our operating costs increased in order to handle the higher volumes of freight shipped in 2010 compared to 2009, and to the compensation costs for new personnel added to our offices in Hong Kong and China.

Net segment income for our air freight operations in 2010 is approximately $1.46 million, compared to net income of $0.63 million in 2009.  In 2010, our Hong Kong and China air freight operations reported a combined net income of approximately $1.60 million, compared to combined net income of approximately $0.90 million for the same period in 2009, for an increase of $0.70 million.  In addition, our UK and USA operations posted net losses of $0.13 million and $78,000, respectively in 2010, compared to net losses of $15,000 and $0.30 million for the same period in 2009.  Asean reported a net income of $73,000 in 2010, compared to a net income of $40,000 for the same period in 2009.

Sea freight operations:  Revenues from our sea freight operations increased from approximately $62.48 million in 2009 to $74.35 million in 2010, for an increase of $11.87 million.  Our China and Hong Kong operations reported combined increases in revenues of $5.43 million.  In addition, Asean posted an increase in revenues of $5.77 million. Our US operations reported an increase in their sea freight revenues of approximately $1.94 million, and revenues in our UK business declined by about $1.27 million.

Cost of sales for our sea freight operations increased from $49.10 million in 2009 to $59.89 million in 2010, due to an increase in the volumes of cargo shipped and significant increases in shipping rates and surcharges.

The Group’s gross profit margin decreased from 21.4% in 2009 to 19.5% in 2010.

Total segment overhead attributable to our sea freight business increased by $0.57 million, from approximately $13.68 million in 2009 to $14.25 million in 2010.

Our sea freight operations posted a net income of approximately $0.21 million in 2010, compared to a net loss of $0.30 million in 2009.  In 2010, Hong Kong and China reported net incomes of $0.49 million, which compares to net incomes of $0.70 million, for the same period in 2009.  In addition, Asean posted a net income of $0.22 million in 2010, compared to a net income of $0.11 in 2009.  WLG (UK) and our US operation reported net losses of $0.34 million and $0.15 million, respectively, compared to a net income of $0.18 million and a net loss of $1.29 million in 2009.

Customs brokerage services:  Asean, WLG (UK) and our US operation each have a division that provides customs brokerage services.  In 2010, revenues from customs brokerage services totaled approximately $54.70 million, compared to $53.50 million in 2009, for an increase of about $1.20 million.  Direct and administrative costs for this segment totaled about $54.74 million, producing a net loss of $44,000 in 2010, compared to a net loss of $0.77 million in 2009.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses increased by $1.90 million, from $16.48 million 2009 to $18.38 million in 2010.  Compensation expense increased in our Australian and Asian operating locations, including our parent company, and decreased in both the US and UK locations. Salary costs for our operations in Asia increased by about $1.18 million in 2010 when compared to 2009, while compensation costs for Asean increased by $1.55 million.  Salary costs in our US and UK operations have a combined decline of $1.41 million due to a reduction in headcount and a change in the mix of employees.  Parent company salary costs increased by about $0.58 million as a result of adding management personnel.  Total Group salary expenses increased by $0.59 million due to “one-off” severance costs and contractual obligations to continue payments to departing/retired management personnel.

Rent

Rent expense for our facilities increased by approximately $0.25 million to about $2.10 million in 2010, compared to rent expense of $1.85 million in 2009.  The increase is mainly attributable to the new warehouse facilities of Asean.

Other selling and administrative expenses

Other SG&A expense totaled about $7.00 million in 2010, compared to $5.61 million in 2009, for an increase of $1.39 million. The increase in SG&A expenses was incurred to accommodate the growth in our business.  In addition to the salary costs previously mentioned, the Group incurred additional “one-off” expenses totaling $0.51 million for consulting fees, legal fees for employment matters and relocation of the central server and Asean warehouse/office.

Depreciation and Amortization

For the year ended December 31, 2010, depreciation expense for property, plant and equipment was $0.48 million, compared to $0.36 million in 2009, for an increase of about $0.12 million.  Asean acquired new office equipment and furniture and fixtures which increased its depreciation expense by about $88,000 in 2010.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, WLG (UK) and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WLG (UK)'s customer list was valued at $0.83 million and was being amortized over 5 years.  In 2009, WLG (UK)’s customer list became fully amortized due to prior amortization and a reduction in carrying value of $0.60 million resulting from the cancellation of an earn-out arrangement.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.  In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) and WLG (UK) were 4 years and 5 years, respectively.  Due to this review, the useful lives of the intangible assets of WLG (USA) and WLG (UK) were extended from 1.25 years to 4 years and from 3 years to 5 years, respectively, effective from January 1, 2009. For the year ended December 31, 2010, amortization expense totaled $0.43 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $32,000, $195,000 and $205,000, respectively.  Amortization expense for the year ended December 31, 2009 was $0.64 million and related to WLG (USA), Asean, WLG (UK) and WCS in the approximate amounts of $32,000, $195,000, $97,000 and $315,000, respectively.

Interest Expense

Interest expense grew from $0.63 million in 2009 to $1.02 million in 2010, for an increase of about $0.39 million.  Asean’s interest expense was higher by $0.12 million, mainly as a result of increases in its bank borrowings and interest rates as well as a strengthening of Australia's currency against the US dollar.  WCS’s interest expense increased by $0.28 million, mainly attributable to a higher bank borrowing and higher interest rates and other charges attributable to the new loan facility it obtained at the end of February 2010.  WEHK and WAE obtained new bank loans at the beginning of 2010 and incurred interest expense of $28,000 for this debt.  In addition, WEHK incurred interest of $60,000 for a loan of $1 million from a shareholder and for a promissory note of $1 million.  Interest expense in the parent company is for the director’s loans and Series B Preferred Stock, which decreased from $0.29 million in 2009 to $0.19 million in 2010, as one of the loans was fully repaid in 2009 and there was a decrease in interest rate in 2010.  All director loans and the Series B Preferred Stock until June 1, 2010, carried an interest and dividend rate of 12% per annum.  Subsequent to that date, the interest rate on the director’s loan became nil, and the dividend rate on the Series B Preferred Stock was reduced to 8%.

Provision for Income Taxes

A provision for income taxes of $0.26 million was recorded in 2010, compared to income tax expenses of about $0.37 million in 2009.  Income tax of $0.28 million was provided on combined net incomes of our Hong Kong and China operations of $1.54 million, for an effective tax rate of 18%.  WLG (UK) reported a net loss of $0.81 million and recorded no tax benefit.  Asean reported a net loss of $0.39 million and recorded an income tax benefit of $40,000. WLG (USA) are included in a US consolidated federal income tax return with the Group's parent company, and, together, these companies reported a consolidated pre-tax loss of approximately $1.58 million, which included amortization expense of $0.39 million that is not deductible for income tax purposes.  No federal tax benefit was provided for the US losses, but the US companies did record an expense for state income tax of about $23,000.

LIQUIDITY AND CAPITAL RESOURCES

Our operations used cash of approximately $2.22 million for the year ended December 31, 2010, compared to cash of $0.71 million used by operations in 2009. In 2010, cash was provided by the following sources: amortization and depreciation expense of $0.91 million; provision for bad debts of $0.22 million and other non-cash item of $21,000.  Major components that used cash for operations in 2010 include: net loss of $1.50 million; increase in trade receivables of $0.42 million; increases in deposits and prepayments of $0.44 million; decrease in trade payables of $0.60 million; decrease in other accrued liabilities of $0.20 million; decrease in due to director of $63,000 and a decrease in income tax payable of $0.15 million.

Net cash provided by financing activities totaled about $3.66 million in 2010, compared to net cash of $0.78 million provided by financing activities in 2009.  Cash provided by financing activities in 2009 included an increase in bank debt of $1.17 million and a decrease in restricted cash of $0.11 million.  Cash used by financing activities in 2009 included a repayment of capital lease obligation of $38,000; repayment to loan from director of $0.38 million and cash dividends of $90,000 paid on preferred stock.  Cash provided by financing activities in 2010, included increase in bank debts of $0.93 million, two loans of each of $1.0 million, the purchase of $0.98 million of the Company’s Series C Preferred stock by the Group’s new majority shareholder.  Cash used by financing activities in 2010 included an increase in restricted cash of $41,000, repayment of a loan from a director of $30,000; repayment of capital lease obligations of $80,000; and cash dividends of $90,000 paid on preferred stock.

As of December 31, 2010, certain banks in Hong Kong and China had issued bank guarantees of $0.64 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.64 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.14 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.47 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  In addition, a parent company guarantee has been given as support for the rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent plus rates at the date the guarantee is enforced.  As of December 31, 2010, our contingent obligation under this guarantee was about $0.90 million, plus assessed rates.

In January 2010, WEHK borrowed $0.32 million for use as general working capital, and this loan is repayable in equal installments over five years. As of December 31, 2010, the outstanding balance of this loan was $0.27 million.

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over five years. As of December 31, 2010, the outstanding balance of this loan was $0.21 million.

During 2010, WEHK issued a promissory note in the aggregate principal amount of $1.0 million to a majority shareholder.  The promissory note carried an interest rate at 6% per annum. In addition, in August 2010, WEHK received a loan of $1.0 million from an individual. WEHK and the lender have agreed that the loan will bear interest at a rate of 6% per annum and be convertible into newly designated shares of WLG preferred stock at a conversion price of $0.25 per share.

Asean has a revolving loan facility in the face amount of approximately $4.07 million, which is secured by, and based on, 100% and 80% of its eligible accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.69 million.  At December 31, 2010, Asean's bank debt under its revolving loan and overdraft facilities was $2.60 million and $0.62 million, respectively, with interest rates of approximately 10.4% for the receivables line and 10.0% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

In February 2010, WCS and WLG (USA) obtained a revolving banking facility of $3.0 million with a one-year term which was scheduled to expire in February 2011, but was extended to February 2012. This loan facility, which permits borrowings equal to 78% of eligible receivables and carries a minimum interest rate of 9.5% per annum, is secured by all of the assets of WCS and WLG (USA) and by a guarantee from the Group’s parent company.  In addition, an origination and commitment fee totaling 2% of the loan facility, a monthly collateral management fee of 0.35% per month of the outstanding loan balance and certain other charges are payable for this loan facility. Effective July 6, 2010, WCS’s bank amended the $3.0 million revolving loan facility to increase it by $1.0 million to a face amount of $4.0 million.  In exchange for the additional credit facility of $1.0 million, WCS paid an origination fee to the bank equal to 1% of $1.0 million, and paid all of the bank’s legal fees in connection with amending the loan agreement.  In February 2011, the facilities were renewed for another year with permitted borrowing equal to 85% of eligible receivables and a minimum interest rate of 8.5% per annum.  The origination fees totaled 1% for the renewal. As of December 31, 2010, our US company owed approximately $2.76 million to the bank.

In 2010, the Group raised additional operating funds by selling a new Series C Preferred Stock and a 6% note to Jumbo Glory Ltd., its majority shareholder, in the amounts of $1.0 million and $1.0 million, respectively.  During the third quarter of 2010, the Group sold a 6% note to an individual investor in the amount of $1.0M.  The Group will continue to look for opportunities to raise additional funds to order to grow our existing business and improve our profitability.

Our approximate contractual cash obligations as of December 31, 2010, for the periods shown are set forth in the table below and are expected to equal approximately $0.40 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$600	$600	$—	—	—
Facilities rental and equipment leases	$7,203	$2,160	$2,904	$1,466	$673
Cargo space commitments	$2,007	$2,007	—	—	—
Redeemable preferred stock	$1,700	—	$1,700	—	—
Total contractual cash obligations	$11,510	$4,767	$4,604	$1,466	$673

During the years ended December 31, 2010 and 2009, we have not engaged in any:

•	material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	trading activities in non-exchange traded contracts.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements, including the years ended December 31, 2010, and December 31, 2009, begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management reviewed the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929) and assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. Based on such assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that do not require smaller reporting companies such as the Company to provide such an auditor attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting in the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

NAME	AGE	POSITIONS HELD

Christopher Wood(1)	65	Chairman and WLG director
Andrew Jillings	48	Chief Executive Officer
Edmund Pawelko	48	Chief Financial Officer
Malcolm Wood	29	WLG director
Sebastian Tschackert	37	WLG director
Kelvin Tang	38	Secretary

(1) Mr. Wood resigned as our Chief Executive Officer effective March 1, 2010.

Officers and Directors:

Christopher Wood served as the Chief Executive Officer of the Group from its formation to March 1, 2010. Mr. Wood continues to serve as a director and the Chairman of the Board. In addition, he served as WLG’s Chief Financial Officer until August 2005. Prior to the formation of WLG, Mr. Wood was a director and the Chief Executive Officer of WEHK from July 1982, and also served as a director and Chief Executive Officer of WAE from February 1989. Mr. Wood has been a director of WE China since its formation in July 2004. Mr. Wood received a First Class Honours Bachelor of Science in Physics from Imperial College in June 1966, and a Doctor of Philosophy in Theoretical Physics from Balliol College, Oxford in July 1969. Except as set forth below in the narrative for Mr. Picchietti, there are no special arrangements or understandings between Mr. Wood and any other person(s) pursuant to which he was or is to be selected as a director or nominee.

Andrew Jillings became the Group’s Chief Executive Officer on March 1, 2010. Mr. Jillings most recently served as the Chief Executive Officer of DB Schenker for its operations in Hong Kong and China and held this position from 2006 to early 2010.  DB Schenker is a multi-billion dollar international freight forwarding and logistics company.  From 1997 to 2006, Mr. Jillings was an executive with Bax Global Ltd., which was acquired by DB Schenker in 2006.  Prior to that acquisition, Mr. Jillings was Bax Global’s Vice-President for North-East Asia with responsibility for Bax’s operations in Hong Kong, China, Taiwan and the Philippines. Mr. Jillings began his career in the logistics industry working for UTI in South Africa.  (See also Legal Proceedings below)

Edmund Pawelko began his employment with the Group when he joined WCS as its Chief Financial Officer in March 2008.  He served in that position until December 1, 2009, when he was promoted to Chief Executive Officer of WCS.  On September 1, 2010, Mr. Pawelko resigned as Chief Executive Officer of WCS to become the Chief Financial Officer of WLG.  He also holds Director Positions at WCS, WLG (UK) and Asean.  Prior to joining the Group, Mr. Pawelko held a senior finance position with Reilly International, a freight forwarding and logistics company headquartered in Chicago, Illinois.  Mr. Pawelko holds a Bachelor’s Degree from the University of Illinois and a MBA with a concentration in Accounting from Keller Graduate School in Chicago.

Malcolm Wood was appointed a director in August 2010.  He is currently the managing director of Steelhead Ventures Ltd, an independent investment company which he founded in 2007.  Steelhead Group is a boutique trading house focusing on the Asian mining industry.  Prior thereto, commencing in 2005, Mr. Wood worked on the trading floor of CLSA’s head office in Hong Kong where he was voted one of the top 20 sales traders in “Asia Money” polls for hedge fund and institutional categories.  Mr. Wood received his Masters in Finance and International Financial Law from the School of Oriental and African Studies in 2005 and his BA (Honors) from the University of Bristol in 2004.

Sebastian Tschackert was appointed a director in August 2010.  He began his employment with the Group when he joined WLG Hong Kong in January 2010 as President of Operations.  He later transferred to Chicago where he currently runs the US operations as President of Americas.  For the previous 7 years, Sebastian was based in Hong Kong and his last position before joining the Group was Director of Sales for China with DB Schenker, a multi-billion dollar international freight forwarding and logistics company.

Kelvin Tang has been our Company Secretary since March 2005. From June 2004, Mr. Tang also served as the Finance and Accounts Manager for WEHK and WAE. Prior to joining the Group, he worked as an auditor for two public accounting firms for more than five years. Mr. Tang is a member of the Hong Kong Institute of Certified Public Accountants and Association of Chartered Certified Accountants. He has a Masters Degree in Corporate Finance from the Hong Kong Polytechnic University.

Directors serve for a one-year term. Our Bylaws provide for a minimum of one director and a maximum of four directors.  Our Board of Directors does not have a nominating committee since all of the members of our Board of Directors participate in the consideration of director nominees.

Audit Committee and Code of Ethics.

We have not formally appointed an audit committee, and our Board of Directors serves the function of an audit committee. The Board has determined that one of its executive officers would qualify as an audit committee financial expert, however, the Board, using the criteria established by the American Stock Exchange, has determined that the executive officer is not independent. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief financial officer, or persons performing those functions, because of the small number of persons involved in the management of the Company.

Family Relationships

Malcolm Wood, a WLG Director, is the son of Christopher Wood, Chairman and a WLG Director.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Principal Executive Officer and each of the two most highly compensated executive officers, other than the Principal Executive Officer (collectively, the “ Named Executive Officers ”) for the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-Equity Incentive	Nonqualified
Name &					Option	Plan	Deferred	All Other
Principal		Salary	Bonus	Stock	Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	Earnings	($)	($)
		(1)	(2)	(3)	(4)	(5)	(6)
Principal Executive Officer and two highly compensated executive officer for 2010:
Andrew Jillings (7)
CEO	2010	446,451	0	0	0	0	0	6,951	453,402

Christopher Wood (8)
Chairman – WLG and director	2010	247,742	0	0	0	0	0	125,206	372,948

Paul Pomroy (9)
Director of Asean	2010	252,294	0	0	0	0	0	78,535	330,829

Principal Executive Officer and two highly compensated executive officer for 2009:
Christopher Wood (8)
President and Chief Executive Officer – WLG and director	2009	247,742	0	0	0	0	0	144,936	392,678

Paul Pomroy (9)
Managing of Asean and WLG director (until January 12, 2009)	2009	214,676	0	0	0	0	0	65,846	280,522

Remo Picchietti (10)
WLG Executive. Vice President
WCS CEO (Until Dec. 2008)
WLG Director (until February 29, 2010)	2009	261,059	0	0	0	0	0	23,929	284,988

(1) The salary amounts for each named individual include only that person’s base salary. Messrs. Wood, Pomroy (Resigned January 12, 2009) and Picchietti (Resigned February 19, 2010), served as directors of the Group, but none of them receive any compensation for their service as a director.

(3) (4) (5) (6) No payments, accruals or other forms of compensation described in columns (e), (f), (g) and (h) were made to Mr. Wood or any of the other Named Executives for the years ended December 31, 2010 and 2009.

(7) Andrew Jillings’s monthly base salary was $31,613. An additional monthly compensation of $13,032 was accrued which will be paid at a date to be agreed between WLG and the officer. In addition, he received $1,290 for a government mandated retirement plan and payment of $5,368 as automobile allowance and $293 as medical benefit.

(8) Mr. Wood received a housing allowance of $108,387 for both 2010 and 2009. In addition, he received payments of $12,504 and $14,532 as automobile allowances, $1,548 and $1,548 for a government mandated retirement plan and $2,767 and $20,468 in medical plan premiums, respectively, for the years 2010 and 2009. Mr. Wood’s compensation is paid in Hong Kong dollars and has been translated at the rate of 7.75:1.

(9) Mr. Pomroy received $55,829 and $43,124 for automobile allowances and reimbursements for the years 2010 and 2009, respectively.  Cash of $22,706 and $19,321 were contributed on his behalf to a government sponsored retirement plan and health premiums of $3,400 were paid to a medical plan in 2010 and 2009, respectively. All of Mr. Pomroy’s compensation is paid in Australian dollars and has been translated at the historical average rate of and 1.09 and 1.28 for the US dollar to the Australian dollar for 2010 and 2009, respectively.

(10) Mr. Picchietti received an auto allowance of $9,620 for 2009. In 2009, cash contribution of $14,309 was paid on his behalf for medical insurance premiums.

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

Andrew Jillings: Andrew joined the Group on March 1, 2010, to serve as the Chief Executive Officer of WLG and its subsidiaries.  Under the terms of his employment agreement, he is to be paid an annual amount of HK$2.94 million. Mr. Jillings is entitled to receive an additional amount per annum of HK$1.21 million which shall be deferred and paid at a later date to be agreed between Mr. Jillings and the Board of Directors. Mr. Jillings shall also receive full reimbursement for business expenses, premiums for himself and his family for a private medical plan and for all automobile costs. In addition, he is eligible to receive an annual bonus and to participate in the Company’s 2005 Stock Incentive Plan, with the award of any bonus and share options to be at the discretion of the Board of Directors.

Either the Company or Mr. Jillings may terminate his employment agreement by giving three months written notice to the other party until December 2011, and, after that date, the notice period shall be nine months. The Company shall have the right to terminate Mr. Jillings employment agreement for cause, as defined in the agreement.  The agreement also contains confidentiality provisions. Upon a termination of his employment, Mr. Jillings may not disclose or make use of any confidential that he obtained during the course of his employment, and this prohibition against disclosing confidential information is unlimited and continues after termination of employment.

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

Edmund Pawelko:  WLG entered into an employment agreement with Ed Pawelko on September 1, 2010.  Under the terms of the agreement, he is to be paid an annual salary of $200,400 and an annual car allowance of $9,000.  Mr. Pawelko shall also receive full reimbursement for all business expenses and medical insurance premiums for himself and his family.  In addition, he is eligible to receive an annual bonus and to participate in the Company’s 2005 Stock Incentive Plan, with the award of any bonus and share options to be at the discretion of the Board of Directors.

Either the Company or Mr. Pawelko may terminate his employment agreement by giving six (6) months prior written notice to the other party.  Mr. Pawelko’s employment agreement expires on August 31, 2012 and may be renewed for additional successive one (1) year periods upon mutual agreement between the company and Mr. Pawelko.  The Company shall have the right to terminate Mr. Pawelko’s employment agreement for cause, as defined in the agreement.  The agreement also contains confidentiality, non-compete and non-solicitation provisions.

Sebastian Tschackert:  WLG entered into an employment agreement with Sebastian Tschackert on July 1, 2010.  Under the terms of the agreement, he is to be paid an annual salary of $216,000 and an annual car allowance of $12,000.  Mr. Tschackert shall also receive full reimbursement for all business expenses and medical insurance premiums for himself and his family.  In addition, he is eligible to receive an annual bonus and to participate in the Company’s 2005 Stock Incentive Plan, with the award of any bonus and share options to be at the discretion of the Board of Directors.

Either the Company or Mr. Tschackert may terminate his employment agreement by giving three (3) months written notice to the other party until December 2011, after which date the notice period shall be nine (9) months. The Company shall have the right to terminate Mr. Tschackert’s employment agreement for cause, as defined in the agreement.  The agreement also contains confidentiality provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There are no outstanding equity awards for any of the Named Executive Officers.

DIRECTOR COMPENSATION

No amounts were paid or accrued to the Group’s directors in connection with their service as directors for the fiscal years ended December 31, 2010 and 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2011, we had 30,880,094 shares of common stock issued and outstanding.

The following table sets forth information, as of March 31, 2011, with respect to the beneficial ownership of our preferred and common stock by: (i) all directors; (ii) the Named Executive Officers; (iii) all current executive officers and directors as a group; and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (a)		Percent of Class
Series A and B Preferred Stock	Chris Wood	3,700,000	(b)	100%

Series C Preferred Stock	Jumbo Glory Limited	978,000	(d)	100%

Common Stock	Chris Wood	13,854,357	(b)	30.5%

	Paul Pomroy	586,000	(c)	1.9%

	Jumbo Glory Limited	18,235,380	(d)	51.0%

	All directors and executive officers as a group (three persons)	14,440,357		32.4%

(a)
Beneficial ownership information is based on information provided to the Company. Except as indicated, and subject to community property laws when applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentages shown are calculated based upon 31,880,094 shares of common stock outstanding on March 31, 2011. The numbers and percentages shown for each shareholder include the shares of common stock actually owned as of March 31, 2011, and the shares of common stock that the person or group had the right to acquire within 60 days of March 31, 2011. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2011, upon the exercise of options, warrants or conversion privilege are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(b)
Mr. Wood owns 9,425,786 shares of common stock directly and no shares indirectly. In addition, he owns 2.0 million and 1.7 million shares of the Company’s Series A and Series B Preferred Stock, respectively, which are convertible at any time into 4,428,571 shares of common stock. For the purpose of determining Mr. Wood’s ownership of common stock, it has been assumed that he exercised the conversion privilege to convert the Series A and B Preferred Stock into 4,428,571 shares of common stock.

(c)	Mr. Pomroy holds 586,000 shares of the Company’s common stock in a trust that he controls.

(d)
Jumbo Glory Limited (“Jumbo”), a privately held company incorporated in Hong Kong, purchased a total of 15,748,848 shares of the Company’s common stock in a private transaction from Christopher Wood.  In addition, Jumbo owns 978,000 shares of the Company’s Series C Preferred Stock which are convertible into 2,486,532 shares of common stock. Jumbo Glory’s address is 3/fl, Queens Road Centre, 152 Queens Road Central, Hong Kong.

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

During the years ended December 31, 2010 and December 31, 2009, we conducted no trade transactions through an agent that is deemed to be a related party.

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

JWP owns a residential property which is occupied by Christopher Wood. During the years ended December 31, 2010 and 2009, rental expense of approximately $108,000 for each year, was paid or was payable by us to JWP. These amounts have been treated as a housing allowance to Mr. Wood in the disclosures under the section for Executive Compensation.

Loans made by WLG Officers to WLG.

At the time WLG acquired WCS, WCS, under the terms of a financing agreement with certain of its lenders (the “Debt Holders”), was obligated to repay the balance of certain debt (the “Mezzanine Debt”) and the value of warrants (the “Warrants”) held by the Debt Holders. The total amount owed to the Debt Holders, which included interest ($29,600), principal ($2,700,000) and the Warrants ($262,500) was $2,992,100. Of this amount, WLG provided cash of $2,550,000 to WCS, and WCS used $442,100 of its cash to repay the Debt Holders in full for all of their security interests. Of the funds provided by WLG, $1,050,000 was from its working capital and the remaining amount of $1,500,000 was provided to WLG from loans made to it by two of its officers. Mr. Koontz and Mr. Wood, the Chief Financial Officer and Chief Executive Officer, who each loaned the Company $750,000, respectively. Each loan carried an interest rate of 12%.  The loan from Mr. Koontz was repayable in 12 equal installments of $62,500 beginning on August 1, 2008.    The loan was fully repaid in 2009..  In addition to Mr. Wood’s loan of $750,000, Mr. Wood made further loans to the Group of $950,000 in April 2008 and $600,000 in June 2008. At June 30, 2008, the Group owed Mr. Wood $2.3 million.  Pursuant to a conversion agreement, Mr. Wood converted $1.7 million of his loans to Series B Preferred Stock and retained a note in the amount of $600,000.  Mr. Wood’s $600,000 note carries an interest rate of 12% and is repayable in 12 equal monthly installments of $50,000, beginning on January 31, 2009. The note was amended on June 1, 2011 to reflect an interest rate of 0% and repayable in 12 equal monthly installments of $50,000 commencing on December 31, 2011. WLG accrued interest expense of nil and $13,125 for the years 2010 and 2009, respectively, for the note owed to Mr. Koontz.  For the note and advances owed to Mr. Wood, WLG accrued interest expense of $194,000 and $276,000 for the years 2010 and 2009, respectively. The interest accrual for Mr. Wood includes $164,000 and $204,000 for 2010 and 2009, respectively, which relates to the $1.7 million of 12% Series B Preferred Stock owned by Mr. Wood.  Effective June 1, 2011 the Series B Preferred Stock interest rate was reduced to 8%.  The Series B Preferred Stock is shown as a liability on the Group’s 2010 and 2009 balance sheets and the dividends paid on the Series B Preferred Stock under US GAAP are described as interest.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

Director Independence

The Company’s board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange. As of December 31, 2010, the Board determined that none of our directors was independent based upon such criteria.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are the aggregate fees billed by Mazars CPA Limited for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2010 and 2009, and the review of the financial statements included in the Company's Forms 10-Q for 2010 and 2009.

Audit Fees
Year ended December 31, 2010:	$110,322
Year ended December 31, 2009:	$103,226
Audit-Related Fees
Year ended December 31, 2010:	$0
Year ended December 31, 2009:	$0
Tax Fees (1)
Year ended December 31, 2010:	$2,632
Year ended December 31, 2009:	$2,632

(1)	Tax fees are for the preparation of the Hong Kong profit's tax returns and related tax computations for the years 2009 and 2008, respectively.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Form 10-K are filed as a part of this report.

(2)	Financial Statement Schedules

There are no financial statement schedules included in this annual report.

(3)	The exhibits listed below are filed as part of this annual report.

Exhibit Number and Document Description

3.1	Second Restated Certificate of Incorporation of WLG Inc. (11)
3.2	Bylaws of Wako Logistics Group, Inc. (1)
4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood. (2)
4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (3)
4.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. (13)
4.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock. (14)
10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)
10.2	Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood (2)
10.3	Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood. (2)
10.4	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (4)

10.5	Wako Logistics Group, Inc. 2005 Stock Incentive Plan. (4)
10.6	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen. (5)
10.7	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005. (6)
10.8	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005. (7)
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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement dated January 1, 2009, between WLG Inc. and Christopher Wood (10)
10.16	Loan and Security Agreement dated February 24, 2010, by and between WLG (USA) LLC and World Commerce Services, LLC and NOVA Business Credit, a division of NOVA Bank. (12)
10.17	Revolving Note dated February 24, 2010, by WLG (USA) LLC and World Commerce Services LLC in favor of NOVA business Credit, a division of NOVA Bank. (12)
10.18	Surety Agreement dated February 24, 2010, by WLG Inc. (12)
10.19	Agreement of Subordination and Standstill dated February 24, 2010, by and among WLG (USA) LLC, World Commerce Services, LLC, NOVA Business Credit, a division of NOVA Bank and WLG Inc. (12)
10.20	Employment Agreement between Andrew Jillings and WLG Inc., effective March 1, 2010. (12)
10.21	Employment Agreement between Edmund Pawelko and WLG Inc., effective [____] (13)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Auditors. (15)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (15)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005.

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.

(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.

(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.

(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.

(11)	Incorporated by reference to our Form 10-Q filed on November 15, 2010.

(12)	Incorporated by reference to our Form 10-K filed on March 31, 2010.

(13)	Incorporated by referenced to our Form 8-K filed on July 3, 2008.

(14)	Incorporated by reference to our Form 8-K filed on June 29, 2010.

(15)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WLG INC.

Date: March 31, 2011	By:	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2011	/s/ Edmund C Pawelko
Edmund C Pawelko
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: March 31, 2011	/s/ Christopher Wood
Christopher Wood
Chairman and Director

Date: March 31, 2011	/s/ Malcolm Wood
Malcolm Wood
Director

Date: March 31, 2011	/s/ Sebastian Tschackert
Sebastian Tschackert
Director

EXHIBIT INDEX

Exhibit Number and Document Description

3.1	Second Restated Certificate of Incorporation of WLG Inc. (11)
3.2	Bylaws of Wako Logistics Group, Inc. (1)
4.1	Convertible Promissory Note, dated April 1, 2005, issued by Wako Logistics, Inc. to Christopher Wood. (2)
4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (3)
4.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock. (13)
4.4	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock. (14)
10.1	Membership Interest Purchase Agreement dated as of March 22, 2005, among Kay O'Neill (USA Holdings) Limited, Kay O'Neill (USA) LLC and Wako Logistics Group, Inc. (2)
10.2	Subscription Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood (2)
10.3	Registration Rights Agreement made as of the 1st day of April, 2005 between Wako Logistics Group, Inc. and Christopher Wood. (2)
10.4	Employment Agreement dated as of November 22, 2004, by and between Wako Logistics Group, Inc. and Phillip Forsyth. (4)
10.5	Wako Logistics Group, Inc. 2005 Stock Incentive Plan. (4)
10.6	Agreement for the Purchase and Sale of Stock dated as of October 1, 2005, between Wako Logistics Group, Inc. and Mr. Henrik Melgaard Christensen. (5)
10.7	Deed Between Vendor and Wako Logistics Group, Inc. For the Purchase and Sale of Stock dated as of October 18, 2005. (6)
10.8	Employment Agreement between David L. Koontz and Wako Logistics Group, Inc. dated November, 2005. (7)
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

10.10	Registration Rights Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti and Mary Picchietti. (8)
10.11	Letter Agreement between Christopher Wood and Remo Picchietti. (8)
10.12	Escrow Agreement, dated as of July 31, 2007, by and among Wako Logistics Group, Inc., Remo Picchietti, Mary Picchietti and LaSalle Bank. (8)
10.13	Employment Agreement between Remo Picchietti and Wako Logistics Group, Inc., and World Commerce Services, LLC, dated July 31, 2007. (8)
10.14	Lease Agreement between Bredbury Limited, WLG (UK) Limited and WLG Inc. dated February 8, 2008 (10)
10.15	Employment Agreement dated January 1, 2009, between WLG Inc. and Christopher Wood (10)
10.16	Loan and Security Agreement dated February 24, 2010 by and between WLG (USA) LLC and World Commerce Services, LLC and NOVA Business Credit, a division of NOVA Bank. (12)
10.17	Revolving Note dated February 24, 2010 by WLG (USA) LLC and World Commerce Services LLC in favor of NOVA business Credit, a division of NOVA Bank. (12)
10.18	Surety Agreement dated February 24, 2010 by WLG Inc. (12)
10.19	Agreement of Subordination and Standstill dated February 24, 2010 by and among WLG (USA) LLC, World Commerce Services, LLC, NOVA Business Credit, a division of NOVA Bank and WLG Inc. (12)
10.20	Employment Agreement between Andrew Jillings and WLG Inc., effective March 1, 2010. (12)
10.21	Employment Agreement between Edmund Pawelko and WLG Inc. dated September 1, 2010 (15)
10.22	Employment Agreement between Sebastian Tschackert and WLG Inc. dated July 1, 2010 (15)
21.1	Subsidiaries of the Registrant. (15)
23.1	Consent of Auditors. (15)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). (15)

(1)	Incorporated by reference to our registration statement on Form SB-2/A filed on June 14, 2004.

(2)	Incorporated by reference to our Form 8-K filed on April 7, 2005.

(3)	Incorporated by reference to our Form 8-K filed on November 17, 2005.

(4)	Incorporated by reference to our transition report on Form 10-KSB filed on June 1, 2005

(5)	Incorporated by reference to our Form 8-K dated October 6, 2005.

(6)	Incorporated by reference to our Form 8-K dated October 21, 2005.

(7)	Incorporated by reference to our report on Form 10-KSB on March 30, 2006.

(8)	Incorporated by reference to our Form 8-K filed on August 3, 2007.

(9)	Incorporated by referenced to our Form 8-K filed on February 14, 2008.

(10)	Incorporated by reference to our Form 8-K filed on February 6, 2009.

(11)	Incorporated by reference to our Form 10-Q filed on November 15, 2010.

(12)	Incorporated by reference to our Form 10-K filed on March 31, 2010.

(13)	Incorporated by referenced to our Form 8-K filed on July 3, 2008.

(14)	Incorporated by reference to our Form 8-K filed on June 29, 2010.

(15)	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
WLG Inc.
(A company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of WLG Inc. and its subsidiaries (collectively, “WLG”, the “Company”, or the “Group”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of WLG’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years ended December 31, 2010 and 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Mazars CPA Limited

Mazars CPA Limited
Certified Public Accountants
Hong Kong, March 31, 2011

WLG Inc.

Consolidated Statements of Operations
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

		Year ended December 31,
		2010	2009
	Note	US$	US$
Revenues:
Freight		111,843	81,702
Other services		66,068	62,142

Total revenues		177,911	143,844

Operating expenses
Cost of forwarding/customs		(150,173)	(121,132)
Selling and administrative expenses		(27,475)	(23,949)
Impairment loss on goodwill	7	-	(2,450)
Depreciation, amortization and impairment loss	6, 7	(914)	(1,721)

Total operating expenses		(178,562)	(149,252)

Loss from operations		(651)	(5,408)

Other income (expense)
Interest income		4	3
Interest expense		(1,016)	(626)
Other income, net		424	148

Loss before income taxes and extraordinary item		(1,239)	(5,883)

Provision for income taxes	3	(261)	(366)

Loss before extraordinary item		(1,500)	(6,249)

Extraordinary item:
Gain on cancellation of earn-out liability (net of taxes: 2010-Nil, 2009-Nil)	7	-	208

Net loss		(1,500)	(6,041)

Dividends on preferred stock		(90)	(90)

Loss applicable to common stock		(1,590)	(6,131)

Other comprehensive income, net of taxes:
Foreign currency translation adjustment		250	462

Total comprehensive loss		(1,340)	(5,669)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Operations
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

		Year ended December 31,
		2010	2009
	Note	US$	US$

Weighted average number of shares of common stock outstanding

Basic		30,951,327	31,400,094

Diluted		30,951,327	31,400,094

Net loss per share:

Basic loss per share	4	(0.05)	(0.20)

Diluted loss per share	4	(0.05)	(0.20)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

		At December 31,
		2010	2009
	Note	US$	US$
ASSETS
Current assets
Cash and cash equivalents		2,565	1,899
Restricted cash	5	642	601
Trade receivables, net of allowance (2010-$696, 2009-$570)		17,440	16,906
Deposits, prepayments and other current assets		1,668	1,254
Tax prepaid		211	149

Total current assets		22,526	20,809

Property, plant and equipment, net	6	1,728	1,427
Deposits and other non-current assets		-	107
Deferred tax assets	3	373	288
Intangible assets, net	7	1,750	2,183
Goodwill	7	6,878	6,878

Total assets		33,255	31,692

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	8	619	603
Trade payables		9,848	10,447
Other accrued liabilities		2,693	2,897
Bank loans - maturing within one year	8	5,842	4,725
Current portion of capital lease obligations	9	46	90
Due to a director	11	607	670
Loan from a majority shareholder	11	1,000	-
Convertible promissory note	12	1,000	-
Income tax payable		117	117

Total current liabilities		21,772	19,549

Non-current liabilities
Non-current portion of capital lease obligations	9	77	35
Other non-current liabilities		162	187
Bank loans – maturing after one year	8	-	206

Total non-current liabilities		239	428

Commitments and contingencies	10	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares issued and outstanding (Redemption and liquidation value of $1,700)	13(c)	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

		At December 31,
		2010	2009
	Note	US$	US$

Stockholders' equity
Preferred stock, $0.001 par value, 10 million (2009: 5 million) shares authorized,
- 2 million shares designated as Series A convertible redeemable preferred stock, 2 million shares issued and outstanding (Redemption and liquidation value of $1,500)	13(b)	2	2
- 1.7 million shares designated as Series B convertible redeemable preferred stock, 1.7 million shares issued and outstanding (see liabilities above)	13(c)	-	-
- 978,000 shares designated as Series C convertible redeemable preferred stock, 978,000 shares issued and outstanding (Redemption and liquidation value of $978)	13(d)	1	-
- 4 million shares designated as Series D convertible redeemable preferred stock, none issued and outstanding	12	-	-
Common stock, $0.001 par value, 65 million (2009: 55 million) shares authorized, 31,400,094 (2009: 31,400,094) shares issued, 30,880,094 (2009: 31,400,094) shares outstanding	13(a)	31	31
Additional paid-in capital		13,782	12,784
Statutory reserve	14	175	167
Treasury stock, at cost, 520,000 (2009: Nil) shares		(130)	-
Accumulated other comprehensive income - Foreign currency translation adjustments		489	239
Accumulated losses		(4,806)	(3,208)

Total stockholders' equity		9,544	10,015

Total liabilities and stockholders' equity		33,255	31,692

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

	Series A convertible redeemable preferred stock		Series C convertible redeemable preferred stock		Common stock		Additional paid-in capital	Statutory reserve	Treasury stock		Accumulated other Comprehensive income (losses)	(Accumulated losses) Retained earnings	Total
	Number	US$	Number	US$	Number	US$	US$	US$	Number	US$	US$	US$	US$

Balance as of January 1, 2009	2,000,000	2	-	-	31,400,094	31	12,770	124	-	-	(223)	2,966	15,670
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,041)	(6,041)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	462	-	462
Transfer to statutory reserve (Note 14)	-	-	-	-	-	-	-	43	-	-	-	(43)	-
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	-	-	14	-	-	-	-	-	14

Balance as of December 31, 2009	2,000,000	2	-	-	31,400,094	31	12,784	167	-	-	239	(3,208)	10,015
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,500)	(1,500)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	250	-	250
Transfer to statutory reserve (Note 14)	-	-	-	-	-	-	-	8	-	-	-	(8)	-
Issuance of Series C convertible redeemable preferred stock	-	-	978	1	-	-	977	-	-	-	-	-	978
Treasury stock	-	-	-	-	(520,000)	-	-	-	520,000	(130)	-	-	(130)
Dividends on preferred stock	-	-	-	-	-	-	-	-	-	-	-	(90)	(90)
Employee compensation – stock options	-	-	-	-	-	-	21	-	-	-	-	-	21

Balance as of December 31, 2010	2,000,000	2	978	1	30,880,094	31	13,782	175	520,000	(130)	489	(4,806)	9,544

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

	Year ended December 31,
	2010	2009
	US$	US$
Cash flows from operating activities:
Net loss	(1,500)	(6,041)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	481	361
Amortization and impairment loss on of intangible assets	433	1,360
Allowance for bad debts	216	495
Impairment loss of goodwill	-	2,450
Share-based compensation amortization	21	14
Gain on cancellation of earn-out liability	-	(208)

Changes in working capital:
Trade receivables	(421)	(1,789)
Deposits, prepayments and other current assets	(437)	(316)
Trade payables	(599)	2,355
Other accrued liabilities	(200)	937
Due to a director	(63)	(120)
Income tax payable	(147)	(205)

Net cash used in by operating activities	(2,216)	(707)

Cash flows from investing activities:
Acquisitions of property, plant and equipment (note)	(782)	(577)

Net cash used in investing activities	(782)	(577)

Cash flows from financing activities:
Restricted cash	(41)	112
Bank overdrafts	16	137
Net increase in bank loans	911	1,035
Capital lease obligations paid	(80)	(38)
Repayment to a director	(30)	(375)
Loan from a majority shareholder	1,000	-
Issuance of convertible promissory note	1,000	-
Issuance of Series C convertible redeemable preferred stock	978	-
Dividend paid on preferred stock	(90)	(90)

Net cash provided by financing activities	3,664	781

Net increase (decrease) in cash and cash equivalents	666	(503)

Cash and cash equivalents at beginning of year	1,899	2,402

Cash and cash equivalents at end of year	2,565	1,899
Note:
Major non-cash transaction
During the year ended December 31, 2010, the Group entered into finance lease arrangement not provided for in respect of assets with a total capital value at the inception of the lease of $78.

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc.  On the same date, its authorized number of shares was reduced to 60 million shares, of which 55 million shares were common stock, and 5 million shares were preferred stock.  2 million shares, 1.7 million shares and 978,000 shares of the preferred stock were designated as Series A, B and C convertible redeemable preferred stock and issued in September 2005, June 2008 and June 2010 respectively.  On September 24, 2010, WLG, filed a Certificate of Amendment to its Restated Certificate of Incorporation (the "Amendment") with the Secretary of State of the State of Delaware to increase the Company's authorized shares to 75 million shares, of which (a) 65 million shares are common stock, par value $.001 per share, and (b) 10 million shares are blank check preferred stock, par value $.001 per share. The Amendment does not make any other changes to the Restated Certificate of Incorporation. In September 2010, 4 million shares of the preferred stock were designated as Series D convertible redeemable preferred stock but unissued as of December 31, 2010.

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

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong.  WE China began business in China in February 2005 as a full-service freight forwarding company.  WECCL had not commenced business as of December 31, 2010.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

Founded in 1984 and based in Sydney, Australia, Asean also has offices in Melbourne and Brisbane and maintains relationships with cargo agents in all of Australia’s mainland states.  Asean provides freight forwarding and logistics services, as well as customs brokerage services, to its customers, most of whom ship products primarily between Asia and Australia. In December 2010, Asean's wholesale business was disposed to a company set up by its certain employees at an aggregate consideration of $29 with a gain of on disposal of $210, which has recognized as other income in the consolidated statements of operations.

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
Years ended December 31, 2010 and 2009
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

Basis of consolidation
The consolidated financial statements include the financial information of WLG and its subsidiaries.  The financial information of each of the companies is included in the Group’s audited consolidated financial statements beginning with the effective date that each company was formed or joined the Group. As of December 31, 2010, all subsidiaries are wholly owned, and all material intercompany balances and transactions have been eliminated on consolidation.

Comprehensive income
The Group adopted FASB ASC 220, Comprehensive Income, which establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general purpose financial statements. During the year ended December 31, 2010, the Group recorded other comprehensive income of $250, being the translation difference arising from the consolidation of its non-US subsidiaries’ financial statements.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, plant and equipment and depreciation (continued)
Depreciation is provided to write off the cost, less accumulated impairment losses, of property, plant and equipment over their estimated useful lives from the date on which the assets become fully operational and after taking into account their estimated residual values, using the straight-line method.  Where parts of an item of property, plant and equipment have different useful lives, the cost or valuation of the item is allocated on a reasonableness basis and depreciated separately.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets (continued)
Intangible assets with indefinite lives, including goodwill are assessed at least annually for impairment in accordance with FASB ASC 350, Intangibles - Goodwill and Other. We complete the required impairment tests annually at the year-end, or when certain events occur or circumstances change. Estimated remaining lives of other intangible assets ranged from three to seven years as of December 31, 2010.

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

Revenue recognition
The Group derives its revenues from three principal sources: air freight, sea freight and customs brokerage.

As a non-vessel operating common carrier, the Group does not own transportation assets. Rather, the Group generates the major portion of its air and sea freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. The sell rate is the rate the Group bills to customers and the buy rate is the rate the Group pays to the carriers. By consolidating shipments from multiple customers and concentrating its buying power, the Group may be able to negotiate favorable buy rates from the direct carriers, while at the same time offering lower sell rates to its customers than they may otherwise be able to negotiate for themselves.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)
Air freight revenues include income earned by the Group when it acts as a freight consolidator. Sea freight revenues include income earned when the Group acts as a non-vessel operating common carrier. In each case, the Group acts as an indirect carrier. When acting as an indirect carrier, revenues related to shipments are recognized when freight is received from the shipper (for import freight) or when freight leaves the carrier’s terminal (for export freight) with accrual of the estimated direct costs to complete delivery of the freight.

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

The Group adopted FASB ASC 740 Income Taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740 did not have a material impact on the Group’s financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

Allowance for doubtful accounts and concentration of credit risk
The Group reviews its allowance for doubtful accounts throughout the year and provides an allowance equal to the estimated uncollectible amounts. The Group’s estimate is based on historical collection experience, existing economic conditions and a review of the current status of trade accounts receivable.  It is reasonably possible that the Group’s estimate of the allowance for doubtful accounts will change. Accounts receivable is presented net of an allowance for doubtful accounts of $696 as of December 31, 2010, and $570 as of December 31, 2009.

Cash and cash equivalents
Cash equivalents include all highly liquid investments, generally with original maturities of three months or less, which are readily convertible to a determinable amount of cash and are so near maturity that the risk of loss in value will be insignificant because of changes in interest rate.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

Segment reporting
The Group adopted FASB ASC 280, Segments Reporting.  The Group’s results of operations and financial position were affected by the implementation of ASC 280 as it operates in more than one line of business. Segment information is disclosed in note 19 to the consolidated financial statements.

Consolidation of variable interest entities
In December 2003, the FASB issued FASB ASC 810-10, Consolidation of Variable Interest Entities to clarify some of the provisions of FASB Interpretation No.46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity with which that company is involved. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties.

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
Years ended December 31, 2010 and 2009
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

On April 19, 2005, the Company adopted the Wako Logistics Group 2005 Stock Incentive Plan (the "Incentive Plan"). WLG’s board awarded no stock options during the year ended December 31, 2009. During the year ended December 31, 2010, WLG’s board approved and awarded the stock options to a then director to allow him to purchase an aggregate of 400,000 shares of WLG’s common stock.

Recent accounting pronouncements
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends FASB ASC 820 to require a number of additional disclosures regarding fair value measurements. Specifically, this ASU requires entities to disclose: (1) the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers; (2) the reasons for any transfers in or out of Level 3; and (3) information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, which is effective for fiscal years beginning after December 15, 2010, all the amendments to FASB ASC 820 made by this ASU are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

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
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In April 2010, the FASB issued ASU 2010-18, Receivables. The ASC provides amendments to FASB ASC 310. As a result, modifications of loans within a pool under the ASC do not result in the removal of those loans from the pool even if the modifications of those loans would otherwise be considered a troubled debt restructuring. Effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted. The adoption of this ASU is not expected to have a material impact on the Group’s financial statements.

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

In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”) . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, the adoption of ASU 2010-28 will have on our consolidated financial statements.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements (Continued)
In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805). ASU 2010-29 specify that a public entity as defined by Topic 805, who presents comparative financial statements, must disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company expects that the adoption of ASU 2010-29 will have no impact on the results of operations, cash flows or financial position.

3.	INCOME TAXES

(a)	The Group is subject to income taxes on an entity basis on income arising in or derived from multiple jurisdictions in which it does business.

Income tax expense (benefit) is comprised of the following:

	Year ended December 31,
	2010	2009
	US$	US$

Current tax
United States	23	96
Hong Kong	226	156
PRC	52	177
Australia	-	(92)
United Kingdom	-	(1)

Deferred tax
Australia	(40)	30

	261	366

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

3.	INCOME TAXES (CONTINUED)

(b)	A reconciliation of the effective tax rate computed using the principal income tax rates during the following respective periods is summarized below:

	Year ended December 31,
	2010	2009
	%	%

Statutory tax rate	(38.8)	(38.8)
Effect of permanent differences	18.3	23.9
Effect of foreign tax rate	(17.7)	(4.3)
Increase in valuation allowance	56.8	25.3
Others	2.5	0.1

Effective rate	21.1	6.2

The statutory rate for the years ended December 31, 2010 and 2009, refers to the US statutory tax rate, including state taxes.

(c)
As of December 31, 2010, the parent company, WLG, had U.S. federal and state consolidated income tax loss carryforwards of approximately $4,299 that may be used to reduce future taxable income. These carryforwards expire for U.S. federal tax purposes in various years beginning in 2024 and ending in 2028. In addition, the Group has a foreign tax credit carryforward of $728, which will expire in 2012.

(d)	The temporary differences that give rise to a significant portion of the deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	Assets		Liabilities
	2010	2009	2010	2009
	US$	US$	US$	US$

Tax loss carried forward	108	106	-	-
Others	265	182	-	-

Net deferred tax	373	288	-	-

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

4.	LOSS PER SHARE

Loss per share was computed as follows:

	Year ended December 31, 2010
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$

Net loss	(1,500)
Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	(0.05)

Basic loss per share
Net loss available to common stockholders	(1,590)	30,951,327	(0.05)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Convertible promissory note (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock (Note #)	-	-

Diluted loss per share
Net loss available to common stockholders	(1,590)	30,951,327	(0.05)

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

4.	LOSS PER SHARE (CONTINUED)

	Year ended December 31, 2009
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$

Loss before extraordinary item	(6,249)
Dividends on Series A convertible redeemable preferred stock	(90)	2,000,000	(0.05)

Basic loss per share
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Extraordinary item	208	31,400,094	0.00
Net loss available to common stockholders	(6,131)	31,400,094	(0.20)

Effect of dilutive securities
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Loss before extraordinary item available to common stockholders	(6,339)	31,400,094	(0.20)
Extraordinary item	208	31,400,094	0.00
Net loss available to common stockholders	(6,131)	31,400,094	(0.20)

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

4.	(LOSS) EARNINGS PER SHARE (CONTINUED)

# :
For the year ended December 31, 2009, weighted average number of shares outstanding was not increased by the exercise of the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the exercise of 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock. Under an agreement with the sellers of WCS, the Company is potentially obligated to issue up to 1,962,506 shares of its common stock to them if certain earnings targets are achieved. None of the earnings targets were achieved as of December 31, 2009. The effect of these conversions would be anti-dilutive.

For the year ended December 31, 2010, weighted average number of shares outstanding was not increased by the 630,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, the 2,428,571 shares related to the Series B convertible redeemable preferred stock, the 3,912,000 shares related to the Series C convertible redeemable preferred stock and the 4,000,000 shares related to the convertible promissory note as the effect would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010. The Company’s 100,000 outstanding warrants expired in August 2010 and 15,000 outstanding options expired upon the resignation of the employees during the year.

5.	PLEDGE OF ASSETS

As of the balance sheet dates, the Group had pledged the following assets for loan and guarantee facilities granted by banks:

(i)	Restricted cash

	At December 31,
	2010	2009
	US$	US$

Restricted cash	642	601

(ii)	Accounts receivable and all other assets of Asean, which as of December 31, 2010 and 2009, were approximately $10,356 and $10,135 respectively.

(iii)	Accounts receivable and all other assets of WLG (USA) and WCS, which as of December 31, 2010 and 2009, were approximately $5,609 and $6,859 respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

	At December 31,
	2010	2009
	US$	US$

Computer equipment	1,640	1,354
Office equipment	1,211	1,157
Furniture and fixtures	839	314
Motor vehicles	96	94
Leasehold improvements	514	559

	4,300	3,478
Less: Accumulated depreciation	(2,572)	(2,051)

Net book value	1,728	1,427

Capital leased assets included above are as follows:

	At December 31,
	2010	2009
	US$	US$

Cost	823	686
Accumulated depreciation	(438)	(316)

Net book value	385	370

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL

The carrying amount and accumulated amortization of intangible assets at December 31, 2010 and 2009, were:

	At December 31,
	2010			2009
	Gross carrying amount	Accumulated amortization & impairment loss	Net carrying value	Gross carrying amount	Accumulated amortization & impairment loss	Net carrying value
	US$	US$	US$	US$	US$	US$
Amortizable intangible assets
Non-contractual customer lists	5,461	3,711	1,750	5,461	3,278	2,183

Amortization expense for the year ended December 31, 2010 was $433. For the year ended December 31, 2009, amortization expense and impairment loss was totaling $1,360, which included an impairment loss of $720 for WCS’s customer list because of its declining earning potential. No impairment loss on intangible assets was recognized for the year ended December 31, 2010.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

7.	ACQUIRED INTANGIBLE ASSETS AND GOODWILL (CONTINUED)

As of December 31, 2009, the earn-out arrangement with certain former executives of UK Division had been canceled by mutual consent and the accrued liabilities was no longer payable.  In accordance with SFAS No. 141, a purchase price adjustment was recognized to reduce the net carrying value of WLG (UK)’s customer list to zero and to eliminate the accrued earn-out liability of approximately $597.

Estimated amortization expense for each of the following five years is:

US$

2011	433
2012	433
2013	352
2014	206
2015	206

Based on the results of an annual test for the impairment of goodwill, no impairment loss on goodwill was recognized for the year ended December 31, 2010. An impairment loss of $2,450 was recognized for the goodwill associated with WCS for the year ended December 31, 2009 because of the deterioration in WCS’s business due to the impact of the economic recession. The impairment recognized for WCS’s goodwill is equal to the difference between the carrying value of $5,440 and the fair value of approximately $3,000. The fair value of goodwill was calculated using a present value model based on discounted estimated future cash flows. The change in the carrying amount of goodwill is as follows:

	2010	2009
	US$	US$

Balance as of January 1,	6,878	9,328
Impairment loss	-	(2,450)

Balance as of December 31,	6,878	6,878

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

8.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At December 31,
	2010	2009
	US$	US$
Facilities granted
- bank guarantees	1,241	1,145
- overdraft facilities	687	603
- bank loans and revolving credit lines	8,654	5,909
- foreign exchange facilities	255	223
- lease facilities	255	223

Total bank facilities	11,092	8,103

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $636 will expire within one year from December 31, 2010, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $140 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party.  The remaining bank guarantee of $465 has no fixed expiration date and is cancelable and/or renewable at the option of the bank.

The bank loan facilities mature on various dates as follows: (i) $4,000 revolving credit facility on February 24, 2011. In February 2011, this credit facility was renewed and will expire on February 24, 2012 (ii) loan facility of $4,073 is an on-going loan facility which, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) two loan facilities totally of $581 which are repayable by 60 monthly installments ending in December 2014 and January 2015.

The bank loans and revolving credit facilities of $8,654 are secured as follows: (i) $4,000 is secured by all assets of WCS, including its accounts receivables as well as a guarantee provided by the Group’s parent company, (ii) $4,073 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $581 is secured by a guarantee provided by the Group’s parent company and a loan guarantee given by the Hong Kong Special Administrative Region Government.

Bank guarantees of $636 are collateralized by cash of $636.  Another bank guarantee of $140 is secured by (i) a letter of support from WLG, and (ii) a registered mortgage debenture over all of Asean’s assets.  The remaining bank guarantee of $465 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of WLG.

Asean’s overdraft facility of $687 is secured by (i) a comfort letter from WLG and (ii) a registered mortgage debenture over all of Asean’s assets.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

8.	BANKING FACILITIES (CONTINUED)

Asean has a foreign exchange facility of $255 and a leasing facility of $255, which as of December 31, 2010, had not been utilized.  In addition, both the foreign exchange and leasing facility are secured by a comfort letter from the Group’s parent company.  As of December 31, 2010 and 2009, the weighted average interest rates of the Group’s short-term bank borrowings were 9.62% and 7.27% per annum, respectively.

	At December 31,
	2010	2009
	US$	US$
Utilized
Committed lines
- bank guarantees	1,241	1,145
- overdraft facilities	619	603
- bank loans and revolving credit lines	5,842	4,931
- lease facilities	-	-

Total bank facilities utilized	7,702	6,679

9.	CAPITAL LEASE OBLIGATIONS

The following is a schedule, by year, of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2010 and 2009:

	At December 31,
	2010	2009
	US$	US$

Within one year	56	97
Over one year but not exceeding two years	36	29
Over two years but not exceeding three years	25	10
Over three years but not exceeding four years	25	-
Over four years but not exceeding five years	4	-

	146	136
Less amount representing interest	(23)	(11)

Present value of future minimum lease payments	123	125
Less: current liabilities	(46)	(90)

Non-current portion	77	35

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

10.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases
The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancelable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of December 31, 2010 and 2009:

	At December 31,
	2010	2009
	US$	US$

Within one year	2,160	1,539
Over one year but not exceeding two years	1,742	1,038
Over two years but not exceeding three years	1,162	731
Over three years but not exceeding four years	1,025	472
Over four years but not exceeding five years	441	404
Over five years	673	984

Total operating lease commitments	7,203	5,168

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years. Rent expense under operating leases for the years ended December 31, 2010 and 2009, was $2,007 and $1,737, respectively.

Cargo space commitments

The Group in the course of its business enters into agreements with various air and sea freight carriers pursuant to which the Group is committed to utilize a minimum amount of cargo space each year.  As of December 31, 2010 and 2009, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $3,667 and $2,249, respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of December 31, 2010 and 2009, and subject to the legal proceedings as described below, the aggregate, outstanding amount of claims was approximately $40. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial position.

WCS has been named as a third-party defendant in pending proceedings filed in the United States District Court for the Southern District of New York and the United States District Court, Central District of California relating to claims arising out of the derailment of a Union Pacific train at Tyrone, Oklahoma on April 21, 2005.  The total amount of damages sought equals approximately $6,800, including an unspecified amount for costs of delay, lost profit and lost revenue. In December 2009, WCS settled the case for $100, with an initial payment of $50 at the time of settlement and is obliged thereafter to make ten monthly payments of $5 each. The cost of this settlement, as well as certain legal fees, was reimbursed to the Group by the return of 520,000 shares of WLG’s common stock by a former shareholder of WCS in the first quarterly of 2010. The 520,000 shares of WLG’s common stock is shown as treasury stock as at December 31, 2010.

In January 2011, ArrivalStar S.A. filed an amended claim for infringement of certain US patents entitled “Advance notification system and method utilizing vehicle progress report generator.” The original claim was dismissed during 2010 and management believes this amended claim will also be similarily dismissed based upon comments received from the attorneys and there will not be a material adverse effect on the Group's financial position.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

11.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name	Relationship with the Group

Christopher Wood (“CW”)	Shareholder, director and officer of WLG
David Koontz (“DK”)	Officer of WLG until August 31, 2010
Join Wing Properties Limited (“JWP”)	CW is a shareholder and director of JWP
Jumbo Glory Limited (“Jumbo”)	Majority shareholder of WLG

Details of related parties

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to CW	CW	100%

The following is a summary of the amounts included in the accompanying balance sheets:

	At December 31,
	2010	2009
	US$	US$

Loan from majority shareholder (Note iii)	1,000	-

Due to directors (Note i and ii)
CW	607	670

Notes:

(i)
Amounts due to director are unsecured and interest-free, except for the director loan, which amounted to $570 and $600 as of December 31, 2010 and 2009, respectively, (see note (ii) below), which was used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group. The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009. Upon maturity of the Note, CW has agreed that payments due under the Note may be deferred on a month to month basis. Principal payments of $30 had been made to CW as of December 31, 2010. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

Additional details of transactions:

	Year ended December 31,
	2010	2009
	US$	US$
Rental paid/payable
JWP	108	108

Summary of transactions for the years ended December 31, 2010 and 2009, with directors / stockholders:

	CW	DK	Total
	US$	US$	US$

At January 1, 2009	615	375	990
Reclassification from accrued liabilities	60	-	60
Interest accrued	276	13	289
Interest paid	(184)	(13)	(197)
Dividends accrued	90	-	90
Dividends paid	(67)	-	(67)
Repayment of loan	-	(375)	(375)
Repayment of advances	(120)	-	(120)

At December 31, 2009	670	-	670

Interest accrued	194	-	194
Interest paid	(164)	-	(164)
Dividends accrued	90	-	90
Dividends paid	(90)	-	(90)
Repayment of loan	(30)	-	(30)
Repayment of advances	(63)	-	(63)

At December 31, 2010	607	-	607

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
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

13.	STOCKHOLDERS’ EQUITY

(a)	Issuances of Common Stock
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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

(a)	Issuances of Common Stock (Continued)
None of the financial targets for WCS were achieved as of December 31, 2010 and 2009, and the Company is no longer obligated to issue any shares of its common stock to the former owners of WCS pursuant to the terms of the Purchase Agreement. In the first quarterly of 2010, 520,000 shares of WLG’s common stock has been returned to WLG as the reimbursement of the cost of settling the legal case, details of which has been disclosed in note 10 of the consolidated financial statements. The 520,000 shares of WLG’s common stock is shown as treasury stock as at December 31, 2010.

(b)	Issuances of Series A Preferred Stock
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

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. As of December 31, 2010, a majority of the directors were not independent and the conditions for a redemption had not been met. No Series A Preferred Stock has been converted or redeemed.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

(c)	Series B Convertible Redeemable Preferred Stock
On June 30, 2008, the Company entered into a conversion agreement with Christopher Wood, the Company’s Chief Executive Officer, director and then controlling shareholder, pursuant to which Mr. Wood and the Company agreed to convert $1,700 of outstanding loans that Mr. Wood had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001. The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share.

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

For the years ended December 31, 2010 and 2009, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $164 and $204, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

13.	STOCKHOLDERS’ EQUITY (CONTINUED)

(d)	Series C Convertible Redeemable Preferred Stock

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

For the years ended December 31, 2010 and 2009, 10% of WE China’s after tax profit in its statutory financial statements has been appropriated to the general reserve, respectively, and such amount is shown as a component of stockholders’ equity.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

15.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2010	2009
	US$	US$
Cash paid for:
Interest expense	986	534
Income taxes	408	571

16.	SHARE-BASED PAYMENT

In April 2005, the board and stockholders of the Company approved the Wako Logistics Group, Inc. 2005 Stock Incentive Plan (the “Plan”). The Plan, which is effective until April 19, 2015, provides for awarding stock options, stock appreciation rights and restricted stock to its officers, employees, directors and consultants, as well as to officers, employees, directors and consultants who provide services to any of the Group’s subsidiaries or affiliates. The Plan is administered by the board, provided, that the board in the future may appoint a committee to administer the Plan. At the inception of the Plan, 4,000,000 shares of common stock were approved for the issuance of awards under the Plan, which amount shall be automatically increased (but not decreased) to 20% of the total number of the Company’s shares of common stock issued and outstanding on January 1st of each year beginning on January 1, 2006. Based on shares of common stock outstanding as of January 1, 2010, the number of shares reserved under the Plan was 6,280,019.

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

Effective January 15, 2007, the board awarded stock options to three employees permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock. The vesting period for the January 2007 options is 3 years, and these options were fully vested during the year. The options relating to purchase 15,000 shares of the Company’s common stock lapsed upon the termination of employment of two employees during the year.

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

Effective July 1, 2010, the board approved and awarded stock options to an employee for the purchase of 400,000 shares of the Company’s common stock. The option is now fully vested during the year.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

16.	SHARE-BASED PAYMENT (CONTINUED)

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under ASC 718, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the years ended December 31, 2010 and 2009, was $21 and $14, respectively. As of December 31, 2010 and 2009, the compensation expense related to non-vested options totaled $Nil and $2. The compensation expense as of December 31, 2009 was expected to be recognized over the next 12 months. The total intrinsic values of the options outstanding and options exercisable as of December 31, 2010 and 2009, were zero. No tax benefit was recognized for the stock option expense recorded for the years ended December 31, 2010 and 2009.

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

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

16.	SHARE-BASED PAYMENT (CONTINUED)

The following table sets forth the outstanding options granted under the Plan:

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95
Granted in 2010	400,000	0.13
Forfeited in 2010	(15,000)	2.85

Outstanding at December 31, 2010	630,000	0.45	7.81

Exercisable at December 31, 2010	626,337	0.44	7.82

17.	RETIREMENT PLAN

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

The expense for all Mandatory Provident, Retirement and Pension Schemes for the years ended December 31, 2010 and 2009, was $1,125 and $1,001, respectively.

WCS operates a 401(k) plan for its employees during the year ended December 31, 2010 and 2009 and for the employees of WLG (USA) for the year ended December 31, 2009. All eligible employees are allowed to make elective tax-deferred contributions to the plan, subject to IRS limitations.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

18.	OPERATING RISKS

(a)	Credit risk and its concentration
The Group provides freight forwarding, customs brokerage and other services to its customers, and it is required to set forth the detail of individual customers accounting for more than 10% of the Group’s sales.As of December 31, 2010, no customer accounted for more than 10% of the Group’s trade receivables. One customer accounted for 11.7% of the Group’s trade receivables as of December 31, 2009.

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

(b)	Concentration of suppliers
The Group obtained services from a number of suppliers, and is required to set forth the details of individual suppliers accounting for more than 10% of the Group’s costs.  Details of individual suppliers accounting for more than 10% of the Group’s costs appear in Note 18(c) to the consolidated financial statements.

As of December 31, 2010 and 2009, no supplier accounted for more than 10% of the Group’s trade payables.

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

18.	OPERATING RISKS (CONTINUED)

(c)	Major customers and suppliers

(i) No individual customer accounted for more than 10% of the Group's revenues.

(ii) No individual supplier accounted for more than 10% of the Group's costs of forwarding.

(d)	Geographical concentrations
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

	Year ended December 31,
	2010	2009
	%	%
Revenues
Americas	31	34
Asia and others	33	22
Australia	31	36
Europe	5	8

	100	100

	At December 31,
	2010	2009
	%	%

Trade Receivables
Americas	26	29
Asia and others	19	16
Australia	47	46
Europe	8	9

	100	100

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009
(Dollars in thousands except share data and per share amounts)

19.	SEGMENTS OF THE BUSINESS

Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding (ii) sea forwarding and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the years ended December 31, 2010 and 2009

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Year ended December 31,		Year ended December 31,		Year ended December 31,		Year ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Revenues	48,857	27,859	74,354	62,484	54,700	53,501	177,911	143,844
Costs of forwarding/customs	(40,466)	(22,536)	(59,889)	(49,104)	(49,818)	(49,492)	(150,173)	(121,132)
Depreciation	(99)	(61)	(282)	(217)	(100)	(83)	(481)	(361)
Interest income	1	1	2	1	1	1	4	3
Interest expense	(171)	(59)	(456)	(176)	(195)	(101)	(822)	(336)
Other segment income	95	59	242	84	86	5	423	148
Other segment expenses	(6,602)	(4,531)	(13,651)	(13,096)	(4,722)	(4,617)	(24,975)	(22,244)
Tax (expense) benefit	(158)	(106)	(107)	(273)	4	13	(261)	(366)

Segment (loss) income	1,457	626	213	(297)	(44)	(773)	1,626	(444)
Unallocated parent company expenses and extraordinary gain							(3,126)	(3,147)
Impairment of goodwill							-	(2,450)

Net loss							(1,500)	(6,041)

Property, plant and equipment – additions	172	97	502	319	186	161	860	577

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009

19.	SEGMENTS OF THE BUSINESS (CONTINUED)

(ii)	As of December 31, 2010 and 2009

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At December 31,		At December 31,		At December 31,		At December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
	US$	US$	US$	US$	US$	US$	US$	US$

Segment assets	7,107	5,150	10,865	10,122	6,603	7,340	24,575	22,612

Unallocated assets							8,680	9,080

Total assets							33,255	31,692

WLG Inc.

Notes to the Consolidated Financial Statements
Years ended December 31, 2010 and 2009

20.	FAIR VALUE DISCLOSURES

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

		Fair value measurements using
Description	Fair value as of December 31, 2009	Level 1	Level 2	Level 3	Total loss for the year ended December 31, 2009
	US$	US$	US$	US$	US$

Intangible assets	2,183	-	-	2,183	720
Goodwill	6,878	-	-	6,878	2,450

Total	9,061	-	-	9,061	3,170

The inputs used to determine the fair values and the corresponding impairment charges were based on discounted cash flow models which were based primarily on the Company’s assumptions.