Form 10-Q
period 2011-03-31
WLG INC
filed 2011-05-20
CIK 1283236

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes   ☒ No

On May 16, 2011, the registrant had 30,880,094 shares of common stock, $0.001 par value per share, issued and outstanding.

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

The Company cautions readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, including press releases, securities filings and all other communications. WLG also cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs of WLG's management as well as on assumptions made by and information currently available to WLG at the time such statements were made. Forward-looking statements are subject to a variety of risks and uncertainties that could cause actual events or results to differ from those reflected in the forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements, as a result of either the matters set forth or incorporated in this report generally or certain economic and business factors, some of which may be beyond the control of WLG. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected expenses, failure to gain or maintain approvals for the sale and expansion of WLG's services in the jurisdictions where WLG conducts its business, or the failure to capitalize upon access to new markets and those factors referred to or identified in Item 1A of our Report on Form 10-K for the year ended December 31, 2010 and other factors that may be identified elsewhere in this report on Form 10-Q. WLG disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part I: Financial Information

Item 1. Financial Statements

WLG Inc.

Consolidated Statements of Operations and other comprehensive income
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

		Three months ended March 31,
		2011	2010
		US$	US$
	Note	(unaudited)	(unaudited)
Revenues:
Freight		19,632	23,695
Other services		15,251	15,089

Total revenues		34,883	38,784

Operating expenses
Cost of forwarding/customs		(29,483)	(32,601)
Selling and administrative expenses		(6,267)	(6,385)
Depreciation and amortization		(235)	(217)

Total operating expenses		(35,985)	(39,203)

Loss from operations		(1,102)	(419)

Other income (expense)
Interest income		1	1
Interest expense		(243)	(180)
Other income, net		65	17

Loss before income taxes and extraordinary item		(1,279)	(581)

Income tax benefit (provision)		98	(38)

Net loss		(1,181)	(619)

Dividends on preferred stock		(23)	(23)

Loss applicable to common stock		(1,204)	(642)

Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustment		(16)	59

Total comprehensive loss		(1,220)	(583)

Weighted average number of shares of common stock outstanding
Basic		30,880,094	31,168,983

Diluted		30,880,094	31,168,983

Net loss per share:

Basic loss per share	2	(0.04)	(0.02)

Diluted loss per share	2	(0.04)	(0.02)

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2011 and December 31, 2010

(Dollars in thousands except share data and per share amounts)

		At March 31, 2011	At December 31, 2010
	Note	US$	US$
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents		2,888	2,565
Restricted cash		643	642
Trade receivables, net of allowance (2011-$728; 2010-$696)		14,362	17,440
Deposits, prepayments and other current assets		1,746	1,668
Tax prepaid		213	211

Total current assets		19,852	22,526

Property, plant and equipment, net		1,665	1,728
Deferred tax assets		487	373
Intangible assets, net		1,641	1,750
Goodwill		6,878	6,878

Total assets		30,523	33,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bank overdrafts	3	696	619
Trade payables		9,564	9,848
Other accrued liabilities		2,503	2,693
Bank loans - maturing within one year	3	3,811	5,842
Current portion of capital lease obligations		32	46
Due to a director	5	567	607
Loan from a major stockholder	5	1,000	1,000
Loan payable	7	1,000	-
Convertible promissory note	6	1,000	1,000
Income tax payable		109	117

Total current liabilities		20,282	21,772

Non-current liabilities
Non-current portion of capital lease obligations		71	77
Other non-current liabilities		146	162

Total non-current liabilities		217	239

Commitments and contingencies	4	-	-

Series B convertible redeemable preferred stock, $0.001 par value, 1.7 million shares authorized and outstanding (Redemption and liquidation value $1,700)	8(b)	1,700	1,700

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Balance Sheets
At March 31, 2011 and December 31, 2010

(Dollars in thousands except share data and per share amounts)

			At March 31, 2011	At December 31 2010
		Note	US$	US$
			(unaudited)
Stockholders’ equity
Preferred stock, $0.001 par value, 10 million shares authorized,
-	2 million shares designated as Series A convertible redeemable preferred stock, 2 million shares issued and outstanding (Redemption and liquidation value of $1,500)	8(a)	2	2
-	1.7 million shares designated as Series B convertible redeemable preferred stock, 1.7 million shares issued and outstanding (see liabilities above)	8(b)	-	-
-	978,000 shares designated as Series C convertible redeemable preferred stock, 978,000 shares issued and outstanding (Redemption and liquidation value of $978)	8(c)	1	1
-	4 million shares designated as Series D convertible redeemable preferred stock, none issued and outstanding	6	-	-
Common stock, $0.001 par value, 65 million shares authorized, 31,400,094 shares issued, 30,880,094 shares outstanding			31	31
Additional paid-in capital			13,782	13,782
Statutory reserve		9	175	175
Treasury stock, at cost, 520,000 shares			(130)	(130)
Accumulated other comprehensive income - Foreign currency translation adjustments			473	489
Accumulated losses			(6,010)	(4,806)

Total stockholders’ equity			8,324	9,544

Total liabilities and stockholders’ equity			30,523	33,255

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Consolidated Statements of Cash Flows
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)
	Three months ended March 31,
	2011	2010
	US$	US$
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	(1,181)	(619)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	127	109
Amortization	108	108
Allowance for bad debts	49	63

Changes in working capital:
Trade receivables	3,000	14
Deposits, prepayments and other current assets	(78)	(257)
Trade payables	(285)	31
Other accrued liabilities	(206)	(179)
Due to directors	(40)	(26)
Income tax payable	(124)	(24)

Net cash provided by (used in) operating activities	1,370	(780)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(49)	(103)

Net cash used in investing activities	(49)	(103)

Cash flows from financing activities:
Restricted cash	(1)	-
Bank overdrafts	77	17
Net increase (decrease) in bank loans	(2,031)	698
Loan from a third party	1,000	-
Capital lease obligations paid	(20)	(21)
Dividends paid on preferred stock	(23)	(23)
Repayment to director	-	(18)

Net cash (used in) provided by financing activities	(998)	653

Net increase (decrease) in cash and cash equivalents	323	(230)
Cash and cash equivalents at beginning of period	2,565	1,899

Cash and cash equivalents at end of period	2,888	1,669

The financial statements should be read in conjunction with the accompanying notes.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization
WLG Inc. (“WLG”, the “Company”, or the “Group”) was incorporated in the name of Wako Logistics, Inc., on December 2, 2003, pursuant to the laws of Delaware in the United States of America, with authorized share capital of 100 million shares of common stock, par value of $0.001 per share. All outstanding common stock of 100 shares was issued to Mr. Christopher Wood (“CW”).

On January 8, 2004, WLG changed its name to Wako Logistics Group, Inc. On the same date, its authorized number of shares was reduced to 60 million shares, of which 55 million shares were common stock, and 5 million shares were preferred stock. 2 million shares, 1.7 million shares and 978,000 shares of the preferred stock were designated as Series A, B and C convertible redeemable preferred stock and issued in September 2005, June 2008 and June 2010 respectively. On September 24, 2010, WLG, filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to increase the Company’s authorized shares to 75 million shares, of which (a) 65 million shares are common stock, par value $0.001 per share, and (b) 10 million shares are blank check preferred stock, par value $0.001 per share. The Amendment does not make any other changes to the Restated Certificate of Incorporation. In September 2010, 4 million shares of the preferred stock were designated as Series D convertible redeemable preferred stock but unissued as of March 31, 2011.

Pursuant to the Share Exchange Agreements entered into between WLG and CW (and his nominee) on January 18, 2004, WLG consummated a combination with Wako Express (H.K.) Company Limited (“WEHK”) and Wako Air Express (H.K.) Company Limited (“WAE”) (collectively, “Operating Subsidiaries”) by the issuance of 20,000,900 shares of WLG common stock to CW in exchange for 100% of the outstanding stock of WEHK and WAE.

After the share exchanges, WLG became the parent and controlling company of the Operating Subsidiaries, and CW became the controlling stockholder of WLG. The transfer of CW’s interests in the Operating Subsidiaries to WLG was a reorganization of companies under common control and has been accounted for effectively as a pooling of interests. In May 2010, CW sold a sufficient number of his shares of WLG common stock to Jumbo Glory Limited (“Jumbo”), a privately held Hong Kong incorporated company, so that Jumbo acquired 51% of WLG’s common stock and became WLG’s controlling stockholder.

WEHK was incorporated in Hong Kong on June 4, 1982. Since its inception, WEHK’s principal activity has been the provision of sea freight forwarding services.

WAE was incorporated in Hong Kong on February 24, 1989, and since that date, WAE’s principal activity has been the provision of air freight forwarding services.

In July and November 2004, the Group established two 100% owned subsidiaries, Wako Express (China) Co. Ltd. (“WE China”) in the People’s Republic of China (“PRC”) and Wako Express (China) Co. Limited (“WECCL”) in Hong Kong. WE China began business in China in February 2005 as a full-service freight forwarding company. WECCL had not commenced business as of March 31, 2011.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Organization (continued)
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

ALI was a non-asset based freight forwarding company and provided freight forwarding services to its customers, which shipped products primarily between Asia and the United States. As of December 31, 2007, all of ALI’s administrative and accounting functions had been assumed by WLG (USA), and by June 30, 2008, all of remaining operations of ALI had been combined with those of WLG (USA).

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
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Organization (continued)
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

Basis of preparation
As of March 31, 2011, all subsidiaries are wholly-owned and all material intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial data as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared by the Company, without audit.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Basis of preparation (continued)
The unaudited, interim consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011, and results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, have been made. The results of operations for the three months ended March 31, 2011 and 2010, are not necessarily indicative of the operating results for the full year.

2.	LOSS PER SHARE

Loss per share was computed as follows:

	Three months ended March 31, 2011
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(1,181)
Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(1,204)	30,880,094	(0.04)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Convertible promissory note (Note #)
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Series C convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Net loss attributable to common stockholders	(1,204)	30,880,094	(0.04)

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

2.	LOSS PER SHARE (CONTINUED)

	Three months ended March 31, 2010
	Loss	Weighted average number of shares outstanding	Per share amount
	US$		US$
	(unaudited)		(unaudited)

Net loss	(619)
Dividends on Series A convertible redeemable preferred stock	(23)	2,000,000	0.01

Basic loss per share
Net loss attributable to common stockholders	(642)	31,168,983	(0.02)

Effect of dilutive securities
Employee stock options (Note #)	-	-
Warrants (Note #)	-	-
Series A convertible redeemable preferred stock (Note #)	-	-
Series B convertible redeemable preferred stock (Note #)	-	-
Diluted loss per share
Net loss attributable to common stockholders	(642)	31,168,983	(0.02)

#:
For the three months ended March 31, 2010, weighted average number of shares outstanding was not increased by the 100,000 outstanding warrants granted to a consultant in exchange for services rendered, the 245,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 500,000 shares of common stock issuable to the sellers of WCS upon conversion of the Series A convertible redeemable preferred stock, and the 2,428,571 shares related to the Series B convertible redeemable preferred stock because the effect of conversion would be anti-dilutive. The Company’s potential obligation to issue 500,000 shares of common stock to the sellers of WCS terminated as of February 19, 2010.

For the three months ended March 31, 2011, weighted average number of shares outstanding was not increased by the 630,000 outstanding options, the 2,000,000 shares related to the Series A convertible redeemable preferred stock, the 2,428,571 shares related to the Series B convertible redeemable preferred stock, the 3,912,000 shares related to the Series C convertible redeemable preferred stock and the 4,000,000 shares related to the convertible promissory note as the effect would be anti-dilutive.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES

The Group has bank facilities from creditworthy commercial banks as follows:

	At March 31, 2011	At December 31, 2010
	US$	US$
	(Unaudited)
Facilities granted
- bank guarantees	1,259	1,241
- overdraft facilities	696	687
- bank loans and revolving credit lines	8,704	8,654
- foreign exchange facilities	258	255
- lease facilities	258	255

Total bank facilities	11,175	11,092

The terms of the loan facilities, including the amounts and maturity dates, are agreed between the banks and the Group from time to time.

Bank guarantees of $636 will expire within one year from March 31, 2011, but may be renewed, provided the Group makes available the cash required by the banks to collateralize each guarantee. A bank guarantee of $142 and the overdraft facilities have no expiry dates, but the bank or WLG may terminate either facility by giving 30 days notice to the other party. The remaining bank guarantee of $481 has no fixed expiry date and is cancelable and/or renewable at the option of the bank.

The bank loans and revolving loan facilities mature on various dates as follows: (i) $4,000 revolving credit facility on February 24, 2012, (ii) loan facility of $4,123 is an on-going loan facility that is subject to review in 2011, and, by its terms, may be terminated by either the bank or WLG giving 30 days notice to the other party and (iii) two loan facilities of $258 and $323, which are repayable in 60 monthly installments ending in December 2014 and January 2015, respectively.

The bank loans and revolving credit facilities of $8,704 are secured as follows: (i) $4,000 is secured by all assets of WCS, including WCS’s accounts receivables as well as a guarantee provided by WLG, (ii) $4,123 is secured by Asean’s accounts receivable and a registered mortgage charge over the assets of Asean and (iii) $581 is secured by a guarantee provided by WLG and a guarantee given by the Government of Hong Kong Special Administrative Region.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

3.	BANKING FACILITIES (CONTINUED)

Bank guarantees of $636 are collateralized by cash of $636. Another bank guarantee of $142 is secured by (i) a letter of support from WLG, and (ii) a registered mortgage debenture over all of Asean’s assets. The remaining bank guarantee of $481 is secured by a fixed and floating charge on all of the assets of WLG (UK) and by a guarantee of WLG.

Asean’s overdraft facility of $696 is secured by (i) a comfort letter from WLG and (ii) a registered mortgage debenture over all of Asean’s assets.

Asean has a foreign exchange facility of $258 and a leasing facility of $258, both of which as of March 31, 2011, had not been utilized. In addition, both the foreign exchange and leasing facility are secured by a comfort letter from WLG. As of March 31, 2011, and December 31, 2010, the weighted average interest rates of the Group’s bank borrowings were 9.76% and 9.62% per annum, respectively.

	At March 31, 2011	At December 31, 2010
	US$	US$
	(Unaudited)
Utilized
Committed lines
- bank guarantees	1,259	1,241
- overdraft facilities	696	619
- bank loan and revolving credit lines	3,811	5,842

Total bank facilities utilized	5,766	7,702

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES

Commitments under operating leases

The Group rents office and warehouse space, staff quarters and certain office equipment under non-cancellable operating leases. The following table summarizes the approximate future minimum lease payments for operating leases in effect as of March 31, 2011 and December 31, 2010:

	At March 31, 2011	At December 31, 2010
	US$	US$
	(unaudited)

Within one year	2,256	2,160
Over one year but not exceeding two years	1,573	1,742
Over two years but not exceeding three years	1,128	1,162
Over three years but not exceeding four years	958	1,025
Over four years but not exceeding five years	337	441
Over five years	615	673

Total operating lease commitments	6,867	7,203

The Group has obligations under various operating lease agreements ranging from 3 months to 8 years. Rent expense under these operating leases for the three months ended March 31, 2011 and 2010, was $549 and $451, respectively.

Cargo space commitments

The Group, in the course of its business, enters into agreements with various air and sea freight carriers pursuant to which the Group commits to utilize a minimum amount of cargo space each year. As of March 31, 2011 and December 31, 2010, the obligations for the minimum amount of such cargo space to be utilized in the coming 12 months were $2,291 and 3,667 respectively.

Contingencies – outstanding claims
The Group is subject to claims that arise primarily in the ordinary course of business. In general, such claims are covered by insurance policies issued for the Group’s businesses.

As of March 31, 2011 and December 31, 2010, and other than the legal proceeding as described below, the aggregate, outstanding amount of all claims was approximately $40. The Group believes that the ultimate liability, if any, for all of these claims, both filed and potential, will not have a material adverse effect on its financial positions.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

4.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

In January 2011, ArrivalStar S.A. filed an amended claim for infringement of certain US patents entitled “Advance notification system and method utilizing vehicle progress report generator.” The original claim was dismissed during 2010 and management believes this amended claim will also be similarly dismissed based upon comments received from the attorneys and there will not be a material adverse effect on the Group’s financial position.

5.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

Name		Relationship with the Group

Christopher Wood (“CW”)		Stockholder and director of WLG
Join Wing Properties Limited (“JWP”)		CW is a stockholder and director of JWP
Jumbo Glory Limited (“Jumbo”)		Major stockholder of WLG

Details of related parties transaction

Name	Principal activities	Ownership
		Name of owner	% held

JWP	Leases property to WEHK	CW	100%

	Three months ended
	March 31,
	2011	2010
	US$	US$
	(unaudited)	(unaudited)

Rental paid/payable to JWP	27	27

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

The following is a summary of the amounts included in the accompanying balance sheets:

	At March 31, 2011	At December 31, 2010
	US$	US$
	(unaudited)

Due to a director (Notes i and ii)
CW	567	607

Loan from a major stockholder (Note iii)	1,000	1,000

Notes:

(i)
Amounts due from/to director of $3 and $37 as of March 31, 2011 and December 31, 2010 respectively are unsecured and interest-free and the director loan from CW, which amounted to $570 as of March 31, 2011 and December 31, 2010, (see note (ii) below), which was used as part of the consideration to acquire the membership interests of WCS, repayment of bank loans and working capital.

(ii)
On July 1, 2008, the Group issued a $600 promissory note to CW, dated July 1, 2008, (the “Note”) to set forth, among other things, the interest rate and repayment terms for $600 that CW had previously loaned to the Group. The Note bears interest at the rate of 12% per annum and was to be repaid in twelve monthly installments of $50, with the first installment due on January 31, 2009. Upon maturity of the Note, CW has agreed that payments due under the Note may be deferred on a month-to-month basis. Principal payments of $30 had been made to CW as of March 31, 2011. The Note is secured by the Group’s assets and will become immediately due and payable upon the earlier to occur of (i) an event of default as defined in the Note, (ii) a change in control as defined in the Note, (iii) raising not less than $3,000 in new capital, and/ or (iv) the termination of CW’s employment.

Under the original terms of this Note, it became due and payable as a result of the change of control of the Company that occurred in May 2010. However, CW and WLG agreed that (i) commencing June 1, 2010, and continuing until December 31, 2011, WLG may defer making principal payments to CW under the Note, and (ii) commencing June 1, 2010, and extending through December 31, 2011, the annual interest rate on the Note shall be reduced from 12% to 0%. The Note shall be due and payable as of December 31, 2011.

(iii)
On June 3, 2010, WEHK issued a $1,000 promissory note to WLG’s major stockholder which bears interest at 6% per annum and is due on June 3, 2011. No monthly payments of principal are due under the terms of this Note.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

5.	RELATED PARTY TRANSACTIONS (CONTINUED)

Summary of transactions for the three months ended March 31, 2011 and 2010, with CW, a director / stockholder (unaudited):

US$

At January 1, 2011	607
Interest accrued	34
Interest paid	(34)
Dividend accrued	23
Dividend paid	(23)
Repayment of advances	(40)

At March 31, 2011	567

US$

At January 1, 2010	670
Interest accrued	69
Interest paid	(51)
Repayment of loan	(18)
Repayment of advances	(26)

At March 31, 2010	644

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

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

7.	LOAN PAYABLE

In Mar 2011, WCS was granted a $1,000 loan from the existing promissory note holder for financing WCS’s working capital which bears interest at 6% per annum.

8.	PREFERRED STOCK

(a)	Issuances of Series A Preferred Stock

In September 2005, WLG approved the designation of a new series of preferred stock, which consists of 2 million shares of preferred stock designated as Series A Convertible Redeemable Preferred Stock, par value $0.001 (the “Series A Preferred Stock”). Effective as of September 30, 2005, WLG’s controlling stockholder (the “Holder”) subscribed to all of the Series A Preferred Stock in exchange for $1,500 in debt represented by a Promissory Note in the face amount of $1,000 and other debt of $500 owed to the Holder by the Company. At the option of the Holder, the promissory note was convertible into shares of WLG’s common stock at a price per share equal to the lesser of (i) the fair market value of the common stock, or (ii) $0.50. Thus, the minimum number of shares of common stock the Holder could have received on conversion of the promissory note would have been 2 million shares.

The Series A Preferred Stock has a stated, liquidation and redemption value of $0.75 per share. The Series A Preferred Stock shall pay a 6% annual cumulative dividend, and for purposes of determining the amount of the 6% dividend, the Series A Preferred Stock shall be deemed to have a stated value of $0.75 per share. The Series A Preferred Stock has a conversion price of $0.50 per share and may be converted, at any time at the option of the holder into a maximum number of 2 million shares of common stock.

The Series A Preferred Stock may be redeemed solely by and in the sole discretion of WLG at any time or from time to time commencing on the date twenty four (24) months from the date of issuance of the Series A Preferred Stock, provided, at the time of redemption, WLG has at least three (3) Directors on its Board of Directors, of which the majority of such Directors are “independent” (as such term is defined in Section 121(a) of the American Stock Exchange Company Guide). In addition, WLG has the right to require the Holder to convert all of the Series A Preferred Stock to common stock in the event of certain change of control transactions. As of March 31, 2011 and December 31, 2010, a majority of the directors were not independent and the conditions for a redemption had not been met. No Series A Preferred Stock has been converted or redeemed.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

8.	PREFERRED STOCK (CONTINUED)

(b)	Series B Convertible Redeemable Preferred Stock

On June 30, 2008, the Company entered into a conversion agreement with CW, the Company’s then Chief Executive Officer, director and controlling stockholder, pursuant to which CW and the Company agreed to convert $1,700 of outstanding loans that CW had made to the Company into 1.7 million shares of the Company’s Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”). In connection therewith, in June 2008, the Company’s Board of Directors approved the designation of a new series of preferred stock consisting of 1.7 million shares of authorized, but unissued, shares of preferred stock designated as Series B Preferred Stock, par value $0.001. The Series B Preferred Stock was issued on June 30, 2008. The Series B Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.70 per share. The Series B Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall pay an annual cumulative dividend equal to 12% of the stated value per share.

The Company may require a conversion in the event of a change in control of the Company. Commencing 24 months after the date of issuance of the Series B Preferred Stock, the Company has the right to redeem all or a portion of the outstanding shares of the Series B Preferred Stock at a price of $1.00 per share, subject to adjustment. In addition, commencing on the earlier to occur of 24 months after the issuance date, CW’s retirement or his holding less than 50.1% of the outstanding common stock of the Company, CW may cause the Company to redeem any or all of his outstanding shares of the Series B Preferred Stock, at a price of $1.00 per share, subject to adjustment.

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

For the three months ended March 31, 2011 and 2010, the dividends on the Series B Preferred Stock were included in interest expense in the amounts of $34 and $51, respectively.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

8.	PREFERRED STOCK (CONTINUED)

(c)	Series C Convertible Redeemable Preferred Stock

On May 14, 2010, Jumbo transferred $978 to WLG which was later applied to the purchase of the Series C Preferred Stock. In June, 2010, WLG entered into a securities purchase agreement with Jumbo, the controlling stockholder of WLG, pursuant to which Jumbo purchased 978,000 shares of the Company’s newly issued Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”). In connection therewith, in June 2010, the Company’s Board of Directors approved the designation of part of 5,000,000 shares authorized but unissued preferred stock of WLG into a new series of preferred stock consisting of 1,000,000 shares of preferred stock designated as Series C Preferred Stock, par value $0.001, and the Series C Preferred Stock was issued on June 3, 2010. The Series C Preferred Stock may be converted by the holder at any time into shares of the Company’s common stock at a conversion price of $0.25 per share. The Series C Preferred Stock has a stated, redemption and liquidation value of $1.00 per share, and shall not pay a cash dividend.

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

WE China is a wholly-owned foreign investment enterprise (“WOFIE”) incorporated in the PRC. Under the laws and regulations applicable to a WOFIE, such enterprises are required to maintain certain statutory reserves for specific purposes, which include a general reserve, an enterprise development fund and a staff welfare and bonus fund. The board of directors of WE China shall determine on an annual basis based on its PRC statutory financial statements the amount to be transferred to statutory reserves.

Minimum annual transfers to statutory reserves must be at least 10% of a WOFIE’s after tax profit which shall be determined in accordance with the PRC accounting rules and regulations. Annual transfers to the general reserve shall continue until such reserve balance reaches 50% of a WOFIE’s registered capital. The general reserve can only be utilized to offset prior years' losses or as additional paid-in capital. No distribution of the remaining general reserve shall be made other than upon liquidation of WE China.

No after tax profit has been appropriated to the general reserve in respect of the three months ended March 31, 2011 and 2010, as the transfers are to be made based on the PRC Subsidiary’s statutory financial statements at the completion of its fiscal year.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

10.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Three months ended March 31,
	2011	2010
	US$	US$
	(unaudited)	(unaudited)
Cash paid for:
Interest expense	243	162
Income taxes	222	63

12.	SHARE-BASED PAYMENT

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

Effective January 15, 2007, the board approved and awarded stock options to three employees permitting them to purchase an aggregate of 20,000 shares of the Company’s common stock. The vesting period for the January 2007 options is 3 years, and these options were fully vested during 2009. The options related to purchase of 15,000 shares of the Company’s common stock lapsed upon the termination of employment of two employees during 2010.

Effective January 8, 2008, the board approved and awarded stock options to an employee for the purchase of 25,000 shares of the Company’s common stock. The vesting period for the January 2008 options is 3 years, and these options were fully vested during 2010.

Effective December 1, 2008, the board approved and awarded stock options to an employee for the purchase of 150,000 shares of Company’s common stock. The vesting period for December 2008 options is 2 years. The options lapsed upon the termination of employment of this employee during 2009.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

12.	SHARE-BASED PAYMENT (CONTINUED)

Effective July 1, 2010, the board approved and awarded stock options to an employee for the purchase of 400,000 shares of the Company’s common stock. The option was immediately vested upon issue.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation – Stock Compensation. Under ASC 718, the compensation expense related to the fair value of stock options charged to the consolidated statement of operations for the three months ended March 31, 2011 and 2010, was $Nil and $1, respectively. As of March 31, 2011 and December 31, 2010, there was no future compensation expense related to non-vested options. The total intrinsic values of the options outstanding and options exercisable as of March 31, 2011 and December 31, 2010, were zero. No tax benefit was recognized for the stock option expense recorded for the three months ended March 31, 2011 and 2010.

The Company estimates the fair value of stock options using the Black-Scholes option pricing model, with the following assumptions:

	Options granted on
	August 1, 2005	January 15, 2007	January 8, 2008	December 1, 2008	July 1, 2010

Risk-free interest rate per annum	4.60%	4.60%	3.59%	0.63%	0.97%
Expected life	2 years	3 years	3 years	2 years	Nil
Expected volatility (Note #)	45.00%	57.79%	46.00%	5.03%	11.98%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Post vesting terminations	No	No	No	No	No
Weighted average grant-date fair value (per option)	$0.28	$1.22	$0.23	$0.06	$0.05

#:	The expected volatility is based on the underlying share price of WLG’s shares for past one year and to a comparison of the volatility of the share prices of peer companies.

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

12.	SHARE-BASED PAYMENT (CONTINUED)

	Shares	Weighted ave. exercise price	Weighted ave. remaining contractual term (years)

Outstanding at April 30, 2005 (inception of Plan)	-	-
Granted in 2005	200,000	1.00

Outstanding at December 31, 2005	200,000	1.00	9.58
Granted in 2007	20,000	2.85

Outstanding at December 31, 2007	220,000	1.17	7.71
Granted in 2008	175,000	0.61

Outstanding at December 31, 2008	395,000	0.92	8.07
Forfeited in 2009	(150,000)	0.60

Outstanding at December 31, 2009	245,000	1.12	5.95
Granted in 2010	400,000	0.13
Forfeited in 2010	(15,000)	2.85

Outstanding at December 31,2010	630,000	0.45	7.81

Outstanding at March 31, 2011	630,000	0.45	7.56

Exercisable at March 31, 2011	630,000	0.45	7.56

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

13.	SEGMENTS OF THE BUSINESS

(a)	Business segments

The Group operates mainly in three business segments, being the provision of (i) air forwarding, (ii) sea forwarding and (iii) customs brokerage services. The Group’s operations by air, sea and customs brokerage services are summarized in the following table:

(i)	During the three months ended March 31, 2011 and 2010 (unaudited)

	Air forwarding		Sea forwarding		Customs brokerage		Total
	Three months ended March 31		Three months ended March 31		Three months ended March 31		Three months ended March 31
	2011	2010	2011	2010	2011	2010	2011	2010
	US$	US$	US$	US$	US$	US$	US$	US$

Revenue	8,624	8,157	13,077	17,494	13,182	13,133	34,883	38,784
Cost of forwarding/customs	(7,385)	(6,593)	(9,845)	(14,031)	(12,253)	(11,977)	(29,483)	(32,601)
Depreciation	(16)	(22)	(84)	(62)	(27)	(25)	(127)	(109)
Interest income	1	-	-	1	-	-	1	1
Interest expense	(22)	(24)	(140)	(59)	(47)	(28)	(209)	(111)
Other segment income	7	10	42	7	16	-	65	17
Other segment expenses	(1,032)	(1,551)	(3,595)	(3,233)	(1,083)	(1,138)	(5,710)	(5,922)
Income tax benefit (provision)	1	11	71	(42)	26	(7)	98	(38)

Segment (loss) income	178	(12)	(474)	75	(186)	(42)	(482)	21

Unallocated parent company expenses and extraordinary loss							(699)	(640)
Net loss							(1,181)	(619)

Property, plant and equipment – additions	10	43	36	102	3	36	49	181

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

13.	SEGMENTS OF THE BUSINESS (CONTINUED)

(a)	Business segments (continued)

(ii)	As of March 31, 2011 and December 31, 2010

	Air forwarding		Sea forwarding		Customs brokerage		Total
	At March 31, 2011	At December 31, 2010	At March 31, 2011	At December 31, 2010	At March 31, 2011	At December 31, 2010	At March 31, 2011	At December 31, 2010
	US$	US$	US$	US$	US$	US$	US$	US$
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

Segment assets	6,331	7,107	9,260	10,865	6,377	6,603	21,968	24,575

Unallocated assets							8,555	8,680

Total assets							30,523	33,255

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

13.	SEGMENTS OF THE BUSINESS (CONTINUED)

(b)	The table below summarizes the percentage of the Group’s revenues during the three months ended March 31, 2011 and 2010, analyzed by geographical locations:

	Three months ended March 31,
	2011	2010
	%	%
	(unaudited)	(unaudited)

Revenues
America	31	31
Asia and others	37	24
Australia	28	37
Europe	4	8

	100	100

(c)
The Group made no sales during the three months ended March 31, 2011 and 2010, which qualified as sales to a major customer (defined as a customer where sales to it represent 10% or more of total revenues).

14.	FAIR VALUE DISCLOSURES

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

WLG Inc.

Notes to the Consolidated Financial Statements
Three months ended March 31, 2011 and 2010

(Dollars in thousands except share data and per share amounts)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

As of the date that this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the WLG’s consolidated financial statements.

16.	SUBSEQUENT EVENTS

The Group has evaluated subsequent events up to the date that these consolidated financial statements were approved and authorized for issue by the Board of Directors.

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

WLG's business is conducted by its operating subsidiaries, which, as of March 31, 2011, included the following entities: Wako Express (HK) Co. Ltd. (“WEHK”), Wako Air Express (HK) Co. Ltd. (“WAE”), Wako Express (China) Co. Ltd. (“WE China”), Asean Cargo Services Pty Limited (“Asean”), WLG (UK) Limited (“WLG (UK)”) and World Commerce Services, LLC, (“WCS”) dba WLG USA LLC.

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

We work with overseas agents which have offices in strategic cities around the world.  In addition, we may be represented by more than one agent in many cities, and we do not generally need to rely on a single agent in any one city.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010.

Results of Operations

Group revenues for the three months ended March 31, 2011 decreased by about $3.90 million, from approximately $38.78 million to $34.88 million, or 10% when compared with the same period in 2010.   Our Hong Kong based-operations reported increased revenues of $0.62 million, and revenues from our China offices increased by $0.61 million.  Our US operations reported a decrease in revenues of $2.07 million, and Asean’s revenues decreased by $1.65 million.  Revenues in our UK operations declined by $1.41 million.

Gross profit for the Group decreased from $6.18 million for the three months ended March 31, 2010, to $5.40 million for the same period in 2011, for a decrease of $0.78 million, or about 13%. Of this decrease in gross profit, approximately $0.36 million is attributable to our US operations, about $0.48 million is from our Australian operation, and roughly $0.12 million is from the operation of UK.  Gross profit from HK & China grew by approximately $0.18 million.

The Group's gross margin decreased from 15.9% for the three months ended March 31, 2010, to 15.5% for the same period in 2011.

Total operating expenses decreased to about $6.50 million for the three months ended March 31, 2011, as compared to approximately $6.60 million for the same period in 2010, for a decrease of $0.10 million.  See Other Operating Expenses below.

After the provision of income taxes, the Group posted a net loss of $1.18 million for the three months ended March 31, 2011, compared to a net loss of $0.62 million for the same period in 2010.   Hong Kong and China’s operations reported a combined net income of $0.20 million for the three months ended March 31, 2011, compared to net income of $0.13 million for the same period in 2010, for an increase in net income of $70,000.  Our US operations recorded a combined net loss of $0.39 million for the three months ended March 31, 2011, compared to a net loss of $0.16 million for the same period in 2010.   Asean reported a net loss of $0.18 million for the three months ended March 31, 2011, compared to net income of $0.15 million for the same period in 2010.  WLG (UK) reported a net loss of approximately $0.11 million for the both the three months ended March 31, 2011 and 2010, respectively.  The parent company’s loss increased to $0.70 million (before allocation of expenses to the operating companies) for the three months ended March 31, 2011, compared to $0.64 million for same period in 2010.

Segment Information

Air freight operations:  Revenues from our air freight operations increased from $8.16 million for the three months ended March 31 2010, to about $8.62 million for the same period in 2011, for an increase of $0.46 million.  Our Hong Kong and China operations reported a combined increase in revenues of $1.17 million, increasing from $5.24 million for the three months ended March 31, 2010, to revenues of $6.41 million for the same period in 2011.  Our remaining subsidiaries reported a combined decrease of approximately $0.71 million in their air freight revenues for the three months ended March 31, 2011, compared to the same period in 2010.

Cost of sales for our air freight operations increased by $0.80 million from $6.59 million for the three months ended March 31, 2010, to $7.39 million for the same period in 2011.

The Group’s gross profit margin for its air freight business decreased from 21.5% for the three months ended March 31, 2010, to 14.4% for the same period in 2011.

Segment overhead for our air freight operations was $1.06 million for the three months ended March 31, 2011, which compared to $1.58 million for the same period in 2010.

Net segment income for our air freight operations is approximately $0.18 million for the three months ended March 31, 2011, compared to net loss of $12,000 for the same period in 2010.  For the three months ended March 31, 2011, our Hong Kong and China air freight operations reported a combined net income of approximately $0.28 million, compared to combined net income of approximately $48,000 for the same period in 2010, for an increase of $0.23 million.  In addition, our USA operations and WLG (UK) posted net loss of $58,000 and $33,000 in the first quarter of 2011, compared to net losses of $24,000 and $65,000, respectively, for the same period in 2010.  Asean reported a net loss of $15,000 for the three months ended March 31, 2011, compared to a net income of $31,000 for the same period in 2010.

Sea freight operations:  Revenues from our sea freight operations decreased from approximately $17.49 million for the three months ended March 31, 2010, to $13.08 million for the same period in 2011, for an decrease of $4.41 million, or about 25%.  Our China and Hong Kong operations reported combined increase in revenues of $50,000 for the three months ended March 31, 2011 as compared to the same period in 2010.  On the other hand, our US, Australia and UK operations posted decreases in revenues of $2.08 million, $1.96 million and $0.42 million, respectively.

Cost of sales for our sea freight operations decreased from $14.03 million for the first quarter of 2010 to $9.85 million for the same period in 2011.

The Group’s gross profit margin decreased from 19.6% for the three months ended March 31, 2010 to 24.7% in 2011.

Total segment overhead attributable to our sea freight business increased by $0.32 million, from approximately $3.39 million for the three months ended March 31, 2010, to $3.71 million for the same period in 2011.

Our sea freight operations posted a net loss of approximately $0.47 million for the three months ended March 31, 2011, compared to net income of $75,000 for the same period in 2010.  In the first quarter of 2011, our Hong Kong and China operation reported a combined net loss of $84,000, which compares to net income of $82,000 for the same period in 2010.  In addition, Asean and our US and UK operations posted net incomes of $0.12 million,  $0.21 million and $57,000, respectively, for the three months ended March 31, 2011, compared to a net income of $85,000, net loss of $62,000 and $31,000, respectively,  for the same period in 2010.

Customs brokerage services:  Asean, WLG (UK) and our US operations each have divisions which provide customs brokerage services.  For the three months ended March 31, 2011, revenues from customs brokerage services totaled approximately $13.18 million, compared to $13.13 million for the same period in 2010.  Direct and administrative costs for this segment totaled about $13.37 million, producing a net loss of $0.19 million for the three months ended March 31, 2011, compared to a net loss of $42,000 for the same period in 2010.

Other Operating Expenses

Salaries and allowances

Salaries and related expenses decreased by $0.35 million, from $4.51 million for the three months ended March 31, 2010 to $4.16 million for the same period in 2011.  The decrease was mainly attributable to cost controls in the US and UK locations along with a reduction in staff at the Australian location.

Rent

Rent expense for our facilities increase from $0.47 million for the first quarter of 2010, to $0.57 million for the same period in 2011.  The increase is mainly attributable to the new warehouse facilities of Asean.

Other selling and administrative expenses

Other SG&A expense totaled about $1.54 million for the three months ended March 31, 2011, compared to $1.41 million for the same period in 2010, for an increase of $0.13 million.

Depreciation and Amortization

For the three months ended March 31, 2011, depreciation expense for property, plant and equipment was $0.13 million, compared to $0.11 million for the same period in 2010, for an increase of $18,000.  The increase was mainly due to acquisition of new office and IT related equipment.

Amortization expense is attributable to the customer lists acquired in the acquisitions of WLG (USA), Asean, and WCS.  In connection with the acquisition of WLG (USA), we recorded a customer list asset of $0.51 million, which is now being amortized on a straight-line basis over 4 years.  Asean's customer list was valued at $1.56 million and is being amortized on a straight-line basis over 8 years.  WCS’s customer list was valued at $2.84 million and is being amortized over 9 years.   In addition, the Group periodically reviews the book value and estimated useful lives of its intangible assets to ensure that the rate of amortization is consistent with the expected pattern of economic benefits to be received from its intangible assets.  This review for 2009 resulted in the Group recognizing an impairment charge of $0.72 million to WCS’s customer list.  In 2008, a similar review indicated that the remaining useful lives for the intangible assets of WLG (USA) were 4 years.  Due to this review, the useful life of the intangible assets of WLG (USA) was extended from 1.25 years to 4 years effective from January 1, 2009. For both the three months ended March 31, 2011 and 2010, amortization expense totaled $0.11 million, and is attributable to WLG (USA), Asean and WCS in the approximate amounts of $8,000, $49,000 and $51,000, respectively.

Interest Expense

Interest expense grew from $0.18 million for the three months ended March 31, 2010, to $0.24 million for the same period in 2011, for an increase of about $66,000.  The increase was mainly due to higher bank borrowing of WCS, and the additional loan interest of US$30,000 incurred by WEHK for a loan of $1 million from a shareholder and for a promissory note of $1 million.

Provision for Income Taxes

A income tax benefit of $98,000 was recorded for the three months ended March 31, 2011, compared to income tax expenses of about $38,000 provided for the same period in 2010.  Income tax of $8,000 was provided a Hong Kong subsidiary. Asean reported a net loss of $0.39 million and a tax benefit of $0.11 million was provided. The remaining subsidiaries reported a net loss and no tax benefit were recorded.

LIQUIDITY AND CAPITAL RESOURCES

Our operations provided cash of approximately $1.37 million for the three months ended March 31, 2011, compared to cash of $0.78 million used by operations for the same period in 2010.  During the first quarter of 2011, cash was provided by the following sources: amortization and depreciation expense of $0.24 million; provision for bad debts of $49,000 and a decrease in trade receivables of $3.0 million.  Major components that used cash for operations during the first quarter of 2011 include: net loss of $1.12 million;  increases in deposits and prepayments of $78,000; decrease in trade payables of $0.29 million; decrease in accrued liabilities of $0.21 million; decrease in due to director of $40,000 and a decrease in income tax payable of $0.12 million.

Net cash used by financing activities totaled about $1.00 million for the three months ended March 31, 2011, compared to net cash of $0.65 million provided by financing activities for the same period in 2010.  Cash provided by financing activities in the first quarter of 2011 included a loan from a third party of $1.0 million.  Cash used by financing activities in the first quarter of 2011 included a decrease in bank debts of $1.95 million; a repayment of capital lease obligation of $20,000 and cash dividends of $23,000 paid on preferred stock.  Cash provided by financing activities for the first quarter of 2010 included increase in bank debts of $0.72 million.  Cash used by financing activities for the first quarter of 2010 included  repayment of a loan from a director of $18,000; repayment of capital lease obligations of $21,000 and cash dividends of $23,000 paid on preferred stock.

As of March 31, 2011, certain banks in Hong Kong and China had issued bank guarantees of $0.64 million to several airlines on behalf of WAE and WE China.  With these guarantees, the airlines, in turn, grant credit terms to WAE and WE China.  In general, payments for air freight shipments must be made to the airlines prior to the time we receive payments from our customers.  These guarantees are secured by cash of approximately $0.64 million held in restricted bank accounts.

An Australian bank has provided a guarantee of about $0.14 million in favor of the owner of the office premises occupied by Asean.  In addition, a UK bank has provided a guarantee of $0.48 million to the UK Customs and Excise Department for the benefit of WLG (UK).  In return for this guarantee, the UK Customs and Excise Department grants credit terms to WLG (UK).  A parent company guarantee has been given to the UK bank.  In addition, a parent company guarantee has been given as support for the  rental obligations related to WLG (UK)’s office and warehouse facilities.  This latter guarantee is limited to an amount equal to three years rent plus rates at the date the guarantee is enforced.  As of March 31, 2011, our contingent obligation under this guarantee was about $0.94 million, plus assessed rates.

In January 2010, WEHK borrowed $0.32 million for use as general working capital, and this loan is repayable in equal installments over five years. As of March 31, 2011, the outstanding balance of this loan was $0.25 million.

In December 2009, WAE borrowed $0.26 million for use as general working capital, and this loan is repayable in equal installments over five years. As of March 31, 2011, the outstanding balance of this loan was $0.20 million.

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

Asean has a revolving loan facility in the face amount of approximately $4.12 million, which is secured by, and based on, 100% and 80% of its accounts receivable, respectively.  It also has an overdraft facility with a limit of about $0.70 million.  At March 31, 2011, Asean's bank debt under its revolving loan and overdraft facilities was $1.96 million and $0.70 million, respectively, with interest rates of approximately 10.86% for the receivables line and 9.96% for the overdraft facility.  Asean's bank, in addition to having a charge over all of its accounts receivable, holds a first registered mortgage over all of its remaining assets.  Asean’s overdraft facility is guaranteed by the Group’s parent company.

For our US operation, the original loan facility expired on February 28, 2010 and was not renewed. Instead, in February 2010, WCS and WLG (USA) obtained a one-year revolving banking facility of $3.0 million from another lender,  This new loan facility, which permits borrowings equal to 78% of eligible receivables and carries a minimum interest rate of 9.5% per annum, is secured by all of the assets of WCS and WLG (USA) and by a guarantee from the Group’s parent company.  In addition, an origination and commitment fee totaling 2% of the loan facility, a monthly collateral management fee of 0.35% per month of the outstanding loan balance and certain other charges are payable for this loan facility. Effective July 6, 2010, WCS’s bank amended the $3.0 million revolving loan facility to increase it by $1.0 million to a face amount of $4.0 million.  In exchange for the additional credit facility of $1.0 million, WCS paid an origination fee to the bank equal to 1% of $1.0 million, and paid all of the bank’s legal fees in connection with amending the loan agreement.  The loan facility was renewed for another year on February 28, 2011. The renewed loan carried a decreased minimum interest rate of 7.5%, decreased fees totaling 1% of the loan facility and an increase in the advance rate to 85% of eligible receivables.  As of March 31, 2011, WCS owed approximately $1.40 million under this loan facility.

In March 2011, our US subsidiary received a loan of $1.0 million from an individual. This loan will bear interest at a rate of 6% per annum

In our past reports, we have expressed a strong intent to continue executing our business plan, which, among other things, called for us to make strategic acquisitions to supplement our internal growth.  In 2005, we completed the acquisitions of three freight forwarding and logistics companies, one of which had a customs brokerage business.  We followed this in 2006 by acquiring two freight forwarding and customs brokerage companies.  In July of 2007, we acquired WCS, which operates both a freight forwarding business and customs brokerage practice.  In May of 2009, we hired approximately 10 individuals that had previously worked with an international freight forwarding company in New York.  Several of the new employees have strong business connections in Asia and specialize in air-freight shipments in the US-Asia trade lanes.  We paid no cash to hire these individuals, but we did incur some capital costs and also added office space to our existing branch office in New York.   Late in 2009 and during the first quarter of 2010, we added over twenty new employees to our operations in Hong Kong and China without incurring any outlay of funds, except for on-going salaries.  All of these individuals previously worked for a large multi-national freight forwarding and logistics company and have strong backgrounds in sales, air-freight forwarding and logistics.  During 2010, the Group raised additional operating funds by selling a new Series C Preferred Stock and a 6% note to Jumbo Glory Ltd., its majority shareholder, in the amounts of $1.0 million and $1.0 million, respectively.  In the third quarter of 2010, the Group sold a 6% note to an individual investor in the amount of $1.0M.  In the first quarter of 2011, the individual investor provided another loan to $1.0 million to the Group. The Group will continue to look for opportunities to raise additional funds to order to grow our existing business and improve our profitability.

Our approximate contractual cash obligations as of March 31, 2011, for the periods shown are set forth in the table below and are expected to equal approximately $0.77 million per month over the following twelve months.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1year	1-3 years	4-5 years	After 5 years
Short-term debt	$3,570	$3,000	$570	—	—
Facilities rental and equipment leases	$6,867	$2,256	$2,701	$1,295	$615
Cargo space commitments	$2,291	$2,291	—	—	—
Redeemable preferred stock	$1,700	1,700	$—	—	—
Total contractual cash obligations	$14,428	$9,247	$3,271	$1,295	$615

During the periods ended March 31, 2011 and 2010, we have not engaged in any:

-	material off-balance sheet activities, including the use of structured finance or special purpose entities;

-	trading activities in non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable because the Company is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.     Based on such evaluation,  the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective, as of the end of the period covered by this Quarterly Report on Form 10-Q, in ensuring that material information relating to the Company required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the period covered by the Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

During the three months ended March 31, 2011, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Items 1A. Risk Factors. There have been no material changes in the Risk Factors set forth in our Annual Report on Form10-K for the year ended December 31, 2010.

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

WLG INC.

Date: May 20, 2011	By :	/s/ Andrew Jillings
Andrew Jillings
Chief Executive Officer, ( Principal Executive Officer)

Date: May 20, 2011	By:	/s/ Edmund Pawelko
Edmund Pawelko
Chief Financial Officer, (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(Rule 15d-14(a)).

31.2	Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule15d-14(a)).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 15d-14(b)).